Form 10-K405
ADVANCED MEDICAL INC
filed 1995-03-31
CIK 817161

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934. (FEE REQUIRED)

                 For the fiscal year ended DECEMBER 31, 1994 or

/ / Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934. (NO FEE REQUIRED)

                   For the period from _________ to _________
                            ------------------------
                        Commission file number 33-26398
                            ------------------------
                             ADVANCED MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                13-3492624
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)               Identification Number)

  9775 BUSINESSPARK AVE., SAN DIEGO, CALIFORNIA                92131
     (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (619) 566-0426

    Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
--------------------------------------------------  ----------------------------
Common Stock, $0.01 par value                         American Stock Exchange
10% Cumulative Preferred Stock, $0.01 par value       American Stock Exchange
7 1/4% Convertible Subordinated Debentures due
2002                                                  American Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                 -------------
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Common Stock held by nonaffiliates of the registrant, computed by reference to the price at which such stock was last sold, on March 30, 1995, was $9,673,240. Solely for purposes of this calculation, persons beneficially owning more than 20% of the Company's common stock, directors and officers beneficially owning 3,969,323 outstanding shares of Common Stock, have been deemed affiliates.

    As of March 30, 1995, registrant had 14,069,861 shares of its Common Stock ($0.01 par value) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                                    GENERAL

    Advanced Medical, Inc. ("Advanced Medical" or the "Company") through its major operating subsidiary, IMED Corporation ("IMED"), is a leading developer and manufacturer of infusion systems and related technologies for the health care industry. IMED is one of the largest manufacturers of intravenous infusion instruments (which consist of pumps and controllers) and disposable administration sets in the United States. The Company acquired IMED on April 2, 1990 and owns 90% of IMED's common stock (on a fully diluted basis).

    Advanced Medical was incorporated on September 28, 1988 under the laws of the State of Delaware.

    A description of the business of IMED and the other enterprises which the Company controls or in which the Company has invested is set forth below.

                                IMED CORPORATION

GENERAL

    IMED is one of the largest manufacturers of intravenous infusion pumps and disposable administration sets in the United States. IMED's infusion pumps are used to deliver fluids, generally pharmaceuticals or nutritionals, to patients in hospitals or in alternate-care sites, such as patients' homes or free-standing outpatient clinics. IMED's pumps can be used only with IMED's proprietary disposable administration sets, each of which consists of a plastic pump interface and tubing. IMED's products are widely used in hospitals and other patient care settings where accuracy and safety in fluid delivery and monitoring are crucial. IMED has been an innovator in the intravenous instrument market since developing the first volumetric pump in 1974. Its infusion products in development incorporate recent innovations in microprocessor and electromechanical technologies that are designed to reduce instrument size and weight significantly. These innovations are also intended to enhance clinical performance, reduce manufacturing cost and simplify operation of IMED's products.

    Management currently estimates that IMED has a domestic installed base of approximately 93,000 infusion instruments, approximately 24,000 of which have been leased to customers. Approximately 150 IMED proprietary disposable administration sets are used per year with each pump. For the year ended December 31, 1992, IMED's revenues attributable to pumps and to disposable administration sets were $44.4 million and $78.6 million, respectively. During the year ended December 31, 1993, such revenues were $30.6 million and $78.8 million, respectively. For the year ended December 31, 1994, such revenues were $25.4 million and $75.9 million, respectively.

    IMED's products are sold principally in the critical care segment of the domestic hospital market. The Company is seeking to expand IMED's customer base by taking advantage of opportunities it perceives in other areas of the domestic hospital market and in the home health care and international markets for infusion products. In October 1991, IMED sold certain European assets to Pharmacia AB ("Pharmacia"), a major European pharmaceutical company, and entered into a marketing, distribution and development arrangement with Pharmacia, pursuant to which IMED granted Pharmacia exclusive marketing and distribution rights for IMED products in territories which include most of Europe. See "Marketing and Sales -- INTERNATIONAL." In March 1992, IMED entered into a five-year agreement with McGaw, Inc. ("McGaw") pursuant to which McGaw has an exclusive right in the alternate-site market to market, sell and distribute IMED's ReadyMED 50 mL, 100 mL and 250 mL lightweight disposable ambulatory infusion pumps in the United States and Puerto Rico. See "Marketing and Sales -- DOMESTIC."

------------------------
IMED-Registered Trademark-, Accuset-Registered Trademark-,
Graviset-Registered Trademark-, Microset-Registered Trademark-,
Flo-Stop-Registered Trademark-, Gemini-Registered Trademark-, Gemini
PC-1-Registered   Trademark-,   Gemini   PC-2-Registered   Trademark-,    Gemini
PC-4-Registered Trademark-, Gemini PC-2TX-Registered Trademark-,
PC-1-Registered Trademark-, PC-2-Registered Trademark-,
PC-4-Registered Trademark-, Autotaper-Registered Trademark-,
Versataper-Registered   Trademark-   and   ReadyMED-Registered   Trademark-  are
registered trademarks of IMED. IMED has applied to register the trademark Versasafe.

INFUSION THERAPY INDUSTRY

    Infusion therapy generally involves the delivery of one or more fluids, primarily pharmaceuticals or nutritionals, to a patient through an infusion line inserted into the circulatory system. The intravenous infusion of fluids was pioneered in the early 1900's and is now a frequent and sophisticated component of patient care. Over the past 20 years, as both the reliance on intravenous drug therapy and the potency of the drugs administered have increased, the need for extremely precise administration and monitoring of intravenous fluids has risen significantly.

    The infusion therapy industry can be divided generally into two markets: the hospital market and the alternate-site market. The hospital market can be further divided into a critical care segment, which includes pediatric and adult intensive care units (ICUs), coronary care and oncology units, operating rooms, and a general care segment, which also includes hospital outpatient clinics. The alternate-site market is comprised primarily of home health care and also includes free standing clinics and nursing homes.

    In recent years, a number of trends have affected the hospital market for infusion products. Sophisticated treatments and technologies, often involving more complex infusion therapies, now allow hospitals to treat more acutely ill patients. Consequently, the average patient now requires a greater number of intravenous lines and has a greater need for technologically advanced infusion instruments. For example, while in 1985 a typical ICU patient required approximately two instrumented intravenous lines, today it is not unusual for such a patient to require four or more instrumented intravenous lines. Other factors work to reduce demand for IMED products. Demand for disposable administration sets, for example, depends on the frequency with which sets must be changed. Some hospitals have introduced new clinical protocols increasing the maximum time between disposable set changes for certain applications from every 24 hours to as much as every 72 hours.

    Complications associated with intravenous therapy are well recognized, and technology to minimize patient risks and enhance safety of infusion systems is increasingly demanded. One such complication is unintentional free-flow -- the unregulated flow of fluids into the patient. Unintentional free-flow can result in severe patient injury or death. All of IMED's infusion products are designed to prevent unintentional free-flow. Most of IMED's competitors have incorporated a version of free-flow protection into some of their products.

    As intravenous therapies have become more complex, the need for monitoring of patients has increased. Implementation of cost containment measures by hospitals has reduced the number of hospital personnel available to monitor patients. Accordingly, health care providers have become increasingly aware of the need for accuracy and safety features in infusion instruments. IMED's products compete primarily on the basis of technological sophistication, quality, accuracy, safety and flexibility in application.

    In addition, implementation of cost containment measures, including those relating to Medicare reimbursement, has resulted in the treatment of less seriously ill patients as outpatients, often in the alternate-site market. This growth in the alternate-site market has stimulated the development of new infusion instrument technology. In 1992, IMED introduced the ReadyMED which is a lightweight disposable ambulatory infusion pump for the alternate-site market. See "Marketing and Sales -- DOMESTIC."

INFUSION INSTRUMENTS

    Infusion instruments may be classified according to the method by which they deliver fluids. Controllers, which use gravity; and infusion pumps, which use positive pressure. Controllers typically are nonvolumetric devices that regulate flow by electronically counting drops rather than by measuring a specific volume of fluid. Since an equal number of drops of two different fluids may represent significantly different fluid volumes, this method of regulating flow is less accurate than volumetric methods. Drop-counting controllers have generally been used to administer less critical fluids and drugs that do not require precise volumetric measurement.

    Infusion pumps use positive pressure to overcome the resistance existing in infusion sets and the back pressure generated by the patient's circulatory system. Infusion pumps administer precise, volumetrically measured quantities of fluids more accurately and over a wider range of infusion rates than drop-counting controllers. For this reason infusion pumps are used with increasing frequency to administer expensive, high-potency therapeutics.

    Historically, controllers held a major share of the installed base of instruments, principally because they were significantly less expensive than pumps. As pump prices declined and their technological capabilities increased, the purchasing trend has been toward pumps. As of the end of 1994, infusion pumps represented approximately 96%, and controllers represented approximately 4%, of the installed base of infusion instruments in the U.S. hospital market.

    All intravenous pumps and controllers require the use of disposable administration sets. A set consists of a plastic pump interface and tubing and may have a variety of features including multiple entry ports for injecting medications or combining several lines. Almost all of these sets, including those manufactured by IMED, are proprietary and compatible only with their particular manufacturer's line of intravenous infusion instruments.

IMED PRODUCT LINE

    IMED manufactures and markets single channel (one intravenous line), dual channel and four channel infusion instruments and disposable administration sets. The Company estimates that IMED has a domestic installed base of approximately 93,000 intravenous instruments, of which approximately 63,000 are single channel instruments, approximately 27,000 are dual channel instruments and approximately 3,000 are four channel instruments. Based upon past experience and current usage patterns, the Company estimates that IMED's single channel instruments use on average approximately 130 disposable administration sets per year, its dual channel instruments use on average approximately 190 disposable administration sets per year and its four channel instruments use on the average 300 disposable administration sets per year. For the year ended December 31, 1992, disposable administration sets accounted for approximately 61%, and infusion instruments accounted for approximately 35%, of IMED's total revenues. For the year ended December 31, 1993, disposable administration sets accounted for approximately 66%, and infusion instruments accounted for approximately 26%, of IMED's total revenue. For the year ended December 31, 1994, disposable administration sets accounted for approximately 68%, and infusion instruments accounted for approximately 23%, of IMED's total revenue.

    IMED's inventory levels reflect the need to deliver critical supplies immediately and minimize back-ordered products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The following table summarizes the key features and actual or estimated market introduction dates of IMED's current infusion product line and products in development. For sales information for IMED's major product groups, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PRODUCT                      DESCRIPTION                         STATUS
-------------------------  ----------------------------------  ----------------------------
INFUSION INSTRUMENTS
  Piston Cassette Pumps    Full line of single channel pumps.  Various models introduced between 1974 and 1981
  Peristaltic Pumps
    Gemini PC-1            Single channel instrument with      On market since 1988
                            pump and controller capability.
    Gemini PC-2            Dual channel instrument with pump   On market since 1987
                            and controller capability.
    Gemini PC-2TX          Dual channel instrument with pump   On market since May 1994
                            and controller capability;
                            programmable drug delivery/dose
                            calculations and pressure
                            history.
    Gemini PC-4            Four channel instrument with pump   On market since December
                            and controller capability;          1992
                            programmable drug delivery/dose
                            calculations and pressure
                            history.
  ReadyMED Ambulatory      Compact, disposable, lightweight    100 mL on market since July
     Infusion Pumps         ambulatory infusion pump designed   1992 and 50 mL and 250 mL
                            for alternate-site use.             introduced in 1993
  Modular Infusion System  Compact, flexible, lightweight      In development; market
                            modular infusion pump system with   introduction estimated in
                            an adjustable hardware and          1996
                            software platform with advanced
                            programming capabilities.

DISPOSABLE ADMINISTRATION  Proprietary administration sets     On market and in development
 SETS                       for use with each of IMED's
                            existing and proposed infusion
                            instruments.
                           Needleless access systems.          On market in February 1995
                                                                and in development

STATUS                     Real-time medical device            On market and in development
                            monitoring and data gathering
                            system.

  INFUSION INSTRUMENTS

    PISTON CASSETTE PUMPS. Since 1974, IMED has manufactured and marketed various models of volumetric piston cassette pumps which utilize IMED's Accuset, Graviset or Microset disposable administration sets to regulate the flow of fluid through a syringe-like mechanism. IMED's piston cassette pumps are as accurate as its Gemini series of peristaltic pumps but do not have some of the features of the Gemini series, such as multi-channel capability, programmable drug delivery and the ability to operate either as a pump or a controller. The installed base of piston cassette pumps is expected to decline in size over time as customers replace piston cassette pumps with the Gemini product line or other new technology offered by IMED or its competitors. IMED currently intends to discontinue manufacturing piston cassette pumps by the end of the first quarter 1995.

    PERISTALTIC PUMPS -- GEMINI SERIES OF PUMPS. The Gemini series is a line of peristaltic pumps that regulate fluid flow by means of a multi-finger-like mechanism that alternately compresses sections of the tubing contained in the pumping chamber. The family of Gemini pumps is based on the foundation of a flexible hardware and software technology platform. This technology platform has allowed incremental feature enhancements based on evolving customer needs.

    In late 1987, IMED introduced the Gemini PC-2, the first of its line of Gemini pumps. Peristaltic pumps represent the largest portion of IMED's installed base of instruments. The PC-2 has two channels that can be programmed from the pump's single keypad. Each channel can operate independently and can be easily switched from pump to controller mode without changing the disposable administration set.

    In the second half of 1988, IMED introduced the Gemini PC-1, a single channel version of the PC-2. The PC-1 can be programmed automatically to taper-up and taper-down infusion rates to facilitate delivery of total parenteral nutrition therapy (the intravenous administration of nutrients, such as proteins, carbohydrates, fats and vitamins, in predigested form) and other complex drug-dosing regimens.

    In the third quarter of 1989, IMED incorporated into the PC-1 a capability to operate in either micro mode (0.1 to 99.9mL/hr) for use with neonatal patients, among others, or macro mode (1 to 999mL/hr) for use with adult patients. This micro/macro capability, which is not available in IMED's piston cassette pumps, was added to the PC-2 during the second quarter of 1991. During the same period, IMED incorporated into the PC-2 a rapid rate titration feature, which allows rapid adjustments of the flow rate in small increments and is designed for use in the operating room and critical care settings. IMED incorporated rapid rate titration into the PC-1 during the first quarter of 1992.

    In December 1992, IMED introduced the Gemini PC-4, a four channel version of the PC-1. The PC-4 has all the features currently available with the PC-2 and, in addition, offers such features as drug dose calculation and programmable drug delivery to meet the special needs associated with intensive care, anesthesia and oncology applications.

    IMED introduced the PC-2TX, an enhanced version of the PC-2, in the second quarter of 1994. The PC-2TX has all the features currently available with the PC-2 and the PC-4 discussed previously and, in addition, offers enhanced features such as pressure monitoring, pressure history and volume/time dosing. IMED incorporated these enhanced features into the PC-4 during the fourth quarter of 1994.

    The Gemini series of instruments incorporates a patented pressure sensor system within the peristaltic pumping mechanism. This technology permits the Gemini to be operated as either a pump or a controller. When operated in the pump mode, the Gemini automatically adjusts pressure settings to permit rapid detection of occlusions (blockages) at all flow rates. The Gemini pressure sensor system also allows an instrument to operate as a volumetric controller, thereby eliminating the need for remote electronic drop sensing used in traditional controllers. The Gemini technology significantly reduced the frequency of nuisance alarms (alarms with no clinical significance) associated with patient movement and transport. Nuisance alarms often occur during transport of patients, when the IV bag can sway and cause the controller's remote electronic drop sensor to monitor drop flow incorrectly.

    Unintentional free-flow can result in severe patient injury or death and IMED believes this feature is important in the infusion instrument market. IMED pioneered free-flow protection and all Gemini instruments use a patented Flo-Stop mechanism in the disposable administration set, which is designed to automatically clamp off the administration set to prevent unintentional free-flow of fluids into the patient when the set is removed from an instrument. By the end of 1994 most of IMED's competitors had incorporated some version of free-flow protection in their products.

    In addition, the Gemini pumps have an internal computer interface capability that is designed to enable the device to be monitored from a remote nursing station. See "Status."

    READYMED. ReadyMED is a disposable, compact, ambulatory device for the intravenous administration of antibiotics. The ReadyMED pump is designed to offer a number of advantages over systems currently in use for this purpose. With traditional systems, the patient must attach a small bag and tubing set, through which the antibiotics are administered, to a catheter placed in the patient's circulatory system. The patient must eliminate all air from the system and set a manual rate adjustment clamp, a process that generally must be repeated every four to six hours. Since traditional systems are gravity driven, the bag must remain on an IV pole during infusion, thereby restricting the patient's movement. The ReadyMED pump is provided to patients pre-filled (in 50 mL, 100 mL and 250 mL sizes) and pre-primed, allowing infusion to be initiated when the patient simply opens a clamp. In addition, since the ReadyMED pump is small and uses positive pressure, the patient is able to carry the device in a pocket or wear it on a belt.

    MODULAR INFUSION SYSTEM. During the fourth quarter of 1993, IMED commenced designing a modular infusion system as the basis for its next generation of infusion instruments. In addition to all of the features available on the Gemini series, the system is being designed to incorporate advanced programming capabilities in a smaller system that is simpler to operate and less expensive to manufacture. A modular, building-block design is intended to allow the user of the system to easily combine a number of infusion instruments into an integrated multi-channel delivery system tailored for a specific patient's needs.

    The Company's strategy will be to unbundle certain hardware and software features to stratify pricing and thus increase customer value. This will allow flexibility in providing product configurations to meet the requirements of both the domestic and international marketplaces. The design of this system is intended to supply the best combination of price and performance by allowing a low pump acquisition cost, extended product life cycle, improved asset utilization and lower cost per use over the product life.

    During the fourth quarter of 1993, the Company cancelled its research and development arrangements with AM Development Limited Partnership ("AMD") which provided such services through Deka Products (the principal of Deka Products is Dean Kamen). Therefore, the modular infusion system currently under development by IMED is not the same as the system which was being developed for IMED by Deka Products in prior years.

  DISPOSABLE ADMINISTRATION SETS

    The Company estimates that IMED has a domestic installed base of approximately 93,000 intravenous infusion instruments, each of which uses proprietary disposable administration sets designed and manufactured only by IMED. Disposable administration sets consist of a plastic pump interface and tubing and have a variety of features, such as clamps for flow regulation and multiple entry ports for injecting medications or combining several lines. Each of IMED's current and proposed infusion instrument product lines uses disposable sets designed for that particular product line.

    Based upon past experience and current usage patterns, the Company estimates that single channel pumps typically use approximately 130 disposable sets per year, dual channel pumps typically use approximately 190 disposable sets per year and its four channel instruments use on the average 300 disposable administration sets per year. The rate at which disposables are used depends on the utilization rate for the pump and the frequency with which sets must be changed, which in turn depends on the therapy being administered. Certain hospitals have effected a change in protocol increasing the maximum time between set changes for certain applications from every 24 hours to as much as every 72 hours. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    IMED's disposable sets are designed to automatically stop or restrict the flow of fluids when removed from an infusion instrument, protecting against unintentional free-flow. Given the potency of medications administered to seriously ill patients, the Company believes that this has become an increasingly important feature in the infusion market. IMED pioneered free-flow protection. Most of IMED's competitors have incorporated a version of free-flow protection in some of their products. As a result, IMED improved its free-flow protection and introduced into the market an enhanced Flo-Stop in late 1994.

    There is increasing pressure by regulatory agencies, such as Occupational Safety and Health Administration ("OSHA") and the Food and Drug Administration ("FDA"), for more stringent control of needles in hospitals. OSHA requires that hospitals must put in place systems to reduce the potential for needle sticks. The FDA recommends using needleless systems or protected needle systems to replace hypodermic needles for accessing intravenous lines. IMED's needleless strategy is a dual product line approach which incorporates the ability to access IMED's administration sets without the use of needles, thus reducing the potential for accidental needle sticks. The VersaSafe system utilizes a blunt cannula device, combined with a split-septum "Y" site. IMED has a non-exclusive license to the VersaSafe system which was a cooperative development effort of IMED, Elcam Plastic of Israel and Medical Associates Network. Additionally, IMED has entered into an agreement with B. Braun, Inc. for the purchase of their SAFSITE-Registered Trademark- valve. The SAFSITE-Registered Trademark- valve provides needle-free access through the use of a standard male luer, eliminating the need for needleless blunt cannulae to access the administration set. This parallel product strategy will satisfy IMED customer requirements for needle-free systems, as well as assist its customers in complying with OSHA standards.

  STATUS

    The Status system monitors, in real-time, the status of intravenous infusion instruments and other bedside devices, such as pulse oximeters and ventilators that can save hospitals valuable time documenting equipment readouts, searching for the source of equipment alarms, and assessing the progress of intravenous therapy. Status automatically gathers data from bedside instruments and, through touch-screen technology, displays the information on computer monitors. These monitors can be at one or more locations, such as the central nursing station, so clinicians can see immediately what is occurring at the bedside. In addition, Status can recall data for documentation and other reports, which assists health care facilities fulfill their obligations under the Safe Medical Device Act ("SMDA") of 1990. SMDA requires user facilities to track and report problems with many medical devices, including ventilators and infusion pumps, to the FDA and the manufacturer. Status can also improve coordination between nursing and pharmacy, and assist in tracking and documenting instrument uses. As of December 31, 1994, seven systems have been installed.

    MARKETING AND SALES

    DOMESTIC. IMED supplies its infusion instruments and related proprietary disposable administration sets to approximately 1,300 hospitals in the United States. Sales are made primarily through IMED's experienced direct sales force of approximately 55 sales representatives and regional managers. IMED's domestic marketing efforts are supported by a staff of 15 nurses and pharmacists who consult with customers with respect to evaluation, installation and use of IMED products and provide ongoing clinical support. IMED operates six instrument service centers from which service engineers provide product maintenance and conduct training seminars.

    In response to cost containment pressures, many hospitals have joined buying groups that negotiate contracts with suppliers of medical products. These contracts typically establish pricing structures for qualified vendors' products. In many cases, qualification as an approved vendor to a buying group is important in gaining access to the member hospitals. IMED has been approved as a qualified vendor for a number of buying groups. IMED is actively seeking contracts with additional groups.

    IMED also sells its products to a number of alternate site care providers. Management believes that this segment of the infusion market, although much smaller than the hospital segment, should experience significant growth. In 1992, IMED introduced the ReadyMED which is a lightweight disposable ambulatory infusion pump. In March 1992, IMED entered into a five-year agreement with McGaw pursuant to which

IMED granted McGaw exclusive right in the alternate-site market to market, sell and distribute IMED's ReadyMED 50 mL, 100 mL and 250 mL lightweight disposable ambulatory infusion pumps in the United States and Puerto Rico.

    Approximately 24,000 of IMED's 93,000 domestic installed base of infusion instruments are leased to customers. IMED's leases have terms ranging from one to five years and generally provide the customers with a purchase option at the end of the lease term. In the case of some customers who lease infusion instruments, the related supply agreements for disposables also provide for the purchase of minimum quantities at agreed prices. As of December 31, 1994, disposables relating to approximately 18,000 instruments were being sold under such agreements. IMED does not rely on one or a small number of customers. In 1994, no single customer accounted for more than 2% of IMED's sales. For information concerning domestic and foreign sales, see "Item 8. Financial Statements and Supplementary Data -- Note 14 to the Consolidated Financial Statements."

    INTERNATIONAL.  In  1994, approximately  12% of  IMED's sales  were made  to customers  by  its  foreign  subsidiaries.  These  sales  were  concentrated  in
Australia  (approximately   39%),   Canada  (approximately   27%)   and   Europe
(approximately 34%). Additionally, products exported in 1994 from IMED's domestic operation to unaffiliated customers were approximately 7% of sales.

    In October 1991, IMED sold certain European assets to Pharmacia and entered into a marketing, distribution and development arrangement with Pharmacia (the "Pharmacia Transaction"), pursuant to which Pharmacia obtained the exclusive right to market and distribute IMED's infusion products in a territory that includes most of Europe. IMED supplies its pumps and related proprietary disposable administration sets to hospitals outside the United States (excluding territories served by Pharmacia) through a combination of 11 direct sales representatives and a network of 32 dealers.

    On August 12, 1994, Advanced Medical, IMED and Pharmacia amended their distribution agreement. Under the terms of the Amended and Restated Distribution Agreement ("Amended Distribution Agreement"), Pharmacia retains the exclusive right (subject to certain exceptions) to distribute IMED's infusion products in the territory that includes most of Europe. Under the Amended Distribution Agreement, Pharmacia has the right not to distribute certain products currently under development by IMED. In the event of such an election, IMED has the right to sell such products directly or through others, and under certain circumstances, has the right to repurchase from Pharmacia the distribution rights to IMED products currently distributed by Pharmacia in the territory. In addition, Pharmacia has the right to terminate the Amended Distribution Agreement at any time on 12 months notice, in which event Pharmacia would be required to make a payment of $2.5 million to IMED and IMED would be required to make payments to Pharmacia based on net sales of products currently distributed by Pharmacia for the 4 years following termination.

    COMPETITION

    The primary market for IMED's existing products is mature and highly competitive. IMED's primary domestic competitors are major diversified health care companies with greater financial and other resources than IMED. Management believes that IMED's products, which are in the upper price range of infusion products, compete primarily on the basis of technical sophistication, quality, accuracy, safety and flexibility of application. IMED's competitors engage in a strategy of offering their products at reduced prices in order to enhance their market share positions. Two of IMED's largest domestic competitors, Abbott Laboratories ("Abbott") and Baxter Healthcare Corporation ("Baxter"), offer customers volume discounts based on purchases of a broad range of their medical equipment and supplies, including infusion instruments and intravenous solutions, a strategy that IMED is unable to pursue.

    According to industry sources, as of December 31, 1994, IMED together with IVAC Corporation ("IVAC"), Abbott, Baxter and McGaw accounted for approximately 94% of the U.S. installed base of instrument channels.

    IMED sells infusion instruments which are multi-channeled. According to industry sources, IMED also had the fourth largest installed base of instrument channels as of December 31, 1994 with a market share of

19.4%, behind Baxter (24.1%), IVAC (23.3%), Abbott (20.8%) and ahead of McGaw (6.3%). For the year ended December 31, 1994, IMED was fourth in the domestic placement of new infusion instrument channels with a market share of 18.1%, Baxter was first (25.9%), Abbott was second (24.8%), IVAC was third (21.0%) and McGaw was fifth (7.9%). See "Marketing and Sales -- INTERNATIONAL" for information concerning the foreign markets in which IMED competes.

    RESEARCH AND DEVELOPMENT

    IMED engages in product design, engineering, development and performance validation to enhance its existing products and to develop new products. IMED expended approximately $5.5 million, $5.5 million and $6.3 million on in-house research and development for the years ended December 31, 1992, 1993 and 1994, respectively. In addition, the Company expended $3.9 million and $3.6 million for the years ended December 31, 1992 and 1993 on early-state and new products research and development performed by Deka Products Limited Partnership ("Deka"), an outside contractor.

    Under an agreement with Deka established in 1990, a modular infusion system was being designed. IMED had planned to introduce this product by late 1993. Development features to enhance marketability required further engineering work resulting in substantial delays and increase in costs. As a result, the Company no longer considered the Deka program to be commercially feasible and discontinued its funding of that program in October 1993. However, IMED retains a royalty interest in certain commercial applications of the Deka technology. As described below, IMED has accelerated its own in-house development of a new line of hospital infusion pumps and associated disposables based upon its patented technology and know-how.

    During the fourth quarter of 1993, IMED's product development process was re-engineered to utilize concurrent engineering and cross-functional development teams (R&D, marketing, manufacturing, etc.). Management believes the new development process will reduce product development time, improve product manufacturability, and meet customers' needs. The increase in IMED's research and development expenses in 1994 resulted primarily from the costs of additional personnel.

    IMED expended approximately $8.9 million on research and development for the year ended December 31, 1992 and $8.6 million for the year ended December 31, 1993, including amounts paid to Deka Products through AMD. For the year ended December 31, 1994, IMED expended approximately $6.3 million.

    MANUFACTURING

    IMED's instrument manufacturing facility is located in San Diego, California. A contractor provides IMED with assembly services for disposable administration sets in Tijuana, Mexico. The agreement between IMED and the contractor may be terminated by either party on 90 days' notice and requires that IMED pay the contractor an hourly rate per employee hour worked on assembly of IMED products. At the end of 1994, approximately 95% of IMED's completed disposable administration sets were assembled at the Tijuana facility.

    During 1994, IMED sold its Irish manufacturing facility to Pharmacia. The Irish manufacturing facility primarily produced molded components used to assemble disposable administration sets. In connection with the sale of the Irish manufacturing facility, IMED entered into an agreement with Pharmacia for the purchase, at fixed prices, of minimum quantities of disposable administration sets and components used to assemble disposable administration sets for three years, effective January 1, 1994. See Note 2 to the Consolidated Financial Statements.

    The raw materials used in IMED's production process are available from several suppliers. IMED generally either has an alternate supplier for its raw materials or can readily replace the primary supplier. Although IMED is generally not dependent upon any single source of supply, it has chosen to rely upon a single supplier for certain components used in its infusion pumps and disposable administration sets. Although the Company believes that IMED can find an alternate supplier for these components, the loss of any such supplier could result in a temporary interruption in the manufacturing of its instruments and disposables.

    PATENTS AND PROPRIETARY RIGHTS

    IMED's policy is to secure patent protection for significant innovations. IMED currently holds 90 unexpired patents in the United States and in foreign countries, principally in Europe, Canada, Japan and Australia. Additional
applications are pending or in preparation. In addition, Advanced Medical currently holds 48 unexpired patents granted in the United States and various foreign countries which it has licensed to IMED on an exclusive worldwide basis for $1.1 million annually. The patents owned or licensed to IMED which the Company deems material to IMED's operations expire at various times through 2010. A patent covering IMED's piston cassette pumps and Accuset disposable administration sets expired in Australia during 1992, in the United States during 1993 and in Germany in 1994. The Company does not believe that the expiration of this patent had or will have a material effect on the Company's results of operations. Although the Company is not aware of any generic manufacturers of disposable administration sets which intend to manufacture a product similar to the Accuset, it is possible that other manufacturers could decide to manufacture and distribute disposable administration sets to IMED piston cassette pump customers in direct competition with IMED. The percentage of IMED's total installed base of infusion pumps represented by piston cassette pumps is declining as sales of Accuset disposable administration sets accounted for approximately 27%, 24% and 19% of the Company's consolidated revenues in 1992, 1993 and 1994, respectively. Sales of disposable administration sets could be adversely affected if a competitor were to begin manufacturing a product that competed with IMED's Accuset disposable administration set. However, because IMED holds an additional patent relating to the Accuset disposable administration set that does not expire until 2001 and in light of other competitive factors, the Company believes that the loss of the patent that expired in 1993 will not have a material effect on the Company's future results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    There can be no assurance that the patents on which IMED principally relies will not be invalidated or that any issued patent will provide protection that has commercial significance. Litigation may be necessary to protect IMED's patent position. Such litigation can be costly and time consuming, and there can be no assurance that IMED would be successful if such litigation were instituted. The validation of patents owned by or licensed to IMED could have a material adverse effect on IMED.

    IMED sells its products under a variety of trademarks, some of which are considered by IMED to be of sufficient importance to warrant registration in the United States and various foreign countries in which IMED does business. IMED also relies on trade secrets, unpatented know-how and continuing technological advancement to maintain its competitive position. It is IMED's practice to enter into confidentiality agreements with key technical employees and consultants. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of IMED's trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to IMED's trade secrets, know-how or proprietary technology.

    GOVERNMENT REGULATION

    The research, development, testing, production and marketing of IMED's products are subject to extensive governmental regulation in the United States and certain other countries. Non-compliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil penalties or fines and criminal prosecution.

    The FDA regulates the development, production, distribution and promotion of medical devices in the United States. Virtually all of the products being developed, manufactured and sold by IMED (and products likely to be developed, manufactured or sold in the foreseeable future) are subject to regulation as medical devices by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDA Act"), a medical device is classified as either a Class I, Class II or Class III device. Class I devices are subject to general controls, including registration, device listing, recordkeeping requirements, labeling requirements and "Good Manufacturing Practices" (as such term is defined in the FDA Act). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive pre-clinical and clinical testing to prove safety and effectiveness of the devices.

    Virtually all of IMED's products are Class II devices. IMED is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future.

    All medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket notification clearance ("510(k)") or an approved Premarket Approval Application ("PMA"). A product qualifies for a 510(k) if it is substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed medical device. If a product is not substantially equivalent to such a device, the FDA must first approve a PMA application before it can be marketed. An approved PMA application indicates that the FDA has determined the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year and requires the submission of significant quantities of clinical data and supporting information, while the process of obtaining a 510(k) typically takes less than one year and involves the submission of less clinical data and supporting information. Management believes that IMED's proposed products described under "IMED Product Line" should qualify for the 510(k) procedure.

    At present, all of IMED's products and manufacturing facilities and all phases of its manufacturing and distribution process are subject to pervasive and continuing regulation by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of infusion products is also subject to regulation. In complying with the standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production and quality systems to ensure full technical compliance. Failure to comply subjects the manufacturer to possible FDA action, such as recall or seizure of the product or the suspension of manufacturing of the product. IMED's manufacturing facilities are subject to periodic inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, as well as by several foreign governments. If significant violations of applicable regulations are noted during these inspections, the continued marketing of any product manufactured by IMED may be adversely affected.

    The Medical Device Reporting ("MDR") regulations obligate IMED to provide information to the FDA on serious injuries or death which may have been associated with the use of a product or in connection with certain product malfunctions which could potentially cause injury. If, as a result of FDA inspections, MDR reports or other information, the FDA believed that IMED was not in compliance with the law, the FDA could institute proceedings to detain or seize products, enjoin future violations, or assess civil or criminal penalties against IMED, its officers and employees. In addition, if the FDA believed any of IMED's products presented a potential health hazard, the FDA could also require IMED to notify the users to cease use of the product, and could require IMED to recall, or repair or replace, or refund to the user the cost of, such product. To date, IMED and its products have not been the subject of such FDA enforcement action, although MDR reports with respect to the Company's products have been filed in the past. From time to time, the Company has voluntarily recalled products to make repairs and enhancements/upgrades to its products and may do so in the future as circumstances warrant. Any enforcement action by the FDA could result in a disruption of IMED's operations for an undetermined period of time.

    IMED is also subject to foreign regulatory authorities. Whether or not FDA market clearance has been obtained, registration of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country, and the time required may be longer or shorter than that required by the FDA.

    The European Community is in the process of developing a new approach to regulation of medical products which may significantly change the way products are regulated in these countries within the next several years.

    IMED is subject to regulation by the OSHA and the Environmental Protection Agency ("EPA") and their state and local counterparts. IMED, like most medical device manufacturing companies, is subject to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and other environmental regulatory statutes and may in the future be subject to other federal, state or local regulations. Either one or both of OSHA and the EPA or their state or local counterparts may promulgate regulations that may affect IMED's development or manufacturing programs. The Company is unable to predict whether any agency will adopt any regulation or take other action which would have a material adverse effect on IMED's operations, and there can be no assurance that changes in such regulations will not impose the need for additional capital expenditures or other requirements. Compliance with federal, state and local environmental and employee health safety laws has not had a material effect on the capital expenditures, earnings and competitive position of IMED, and management does not anticipate that it will make any material capital expenditures for environmental control facilities in the near future.

    Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States may result in the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery. Legislation which imposes limits on the number and type of medical procedures which may be performed or which has the effect of restricting a provider's ability to select specific devices or products for use in administrating medical care may adversely impact the demand for the Company's products. In addition, legislation which imposes restrictions on the price which may be charged for medical products may adversely affect the Company's results of operations. However, it is not possible to predict the extent to which the Company or the health care industry in general may be adversely affected by the aforementioned in the future.

    EMPLOYEES

    As of March 1, 1995, IMED employed a work force of 559 individuals. Of these employees, 422 were located in San Diego, 105 were located in the field in the United States and 32 were located in foreign locations. In addition, IMED's contractor in Tijuana employed approximately 485 employees who assemble certain IMED products. Of IMED's employees, 58 were engaged in product development. IMED's employees are not represented by a union.

    Management considers IMED's relationship with its employees to be good and is not aware of any problems with respect to the work force employed in Tijuana.

                       AM DEVELOPMENT LIMITED PARTNERSHIP

    On April 2, 1990, AM General Development Corp. ("AM General"), AM Development Limited ("AM Limited") and Deka Products entered into an agreement to form AMD, a joint venture partnership for the primary purpose of developing medical technologies, including those of Deka Products. AM General and Deka Products were the general partners of AMD, and AM Limited was the sole limited partner. AM General and AM Limited are both wholly-owned subsidiaries of Advanced Medical. The general partner of Deka Products is a corporation wholly-owned by Dean L. Kamen.

    Deka Products and its employees, including Mr. Kamen, provided certain research and development services to AMD pursuant to a development agreement between AMD and Deka Products. As consideration for the research and development activities, AMD paid Deka Products on a cost-plus basis. For the years ended December 31, 1992 and 1993, AMD paid Deka Products approximately $500,000 and $300,000, respectively, pursuant to the development agreement for research and development activities conducted by Deka Products for AMD, which amounts did not include approximately $3.8 million and $3.3 million for 1992 and 1993, respectively, paid to Deka Products in connection with research and development conducted on behalf of IMED. See "Business -- IMED Corporation -- Research and Development."

    During the fourth quarter of 1993, the Company entered into an agreement with Deka Products and Kamen to terminate AMD as well as licenses and development agreements among Advanced Medical and its subsidiaries and Kamen and his affiliates and pursuant to which the Company discontinued its funding of

AMD. Kamen and his affiliates can independently commercialize products based on Kamen's fluid management technology. IMED retains a royalty interest in certain future commercial applications of Kamen's technology.

                         DESCRIPTION OF OTHER HOLDINGS

  ALTEON, INC. ("ALTEON")

    Alteon is a development stage pharmaceutical company engaged in the discovery and development of novel therapeutic and diagnostic products for the complications associated with diabetes and aging. Alteon's present focus is on the development of compounds to treat the major complications of diabetes, which include diseases of the kidney, cardiovascular system, nervous system and the eye.

    The Company owns 512,600 shares of Alteon common stock, which represented less than 5% of the issued and outstanding shares of Alteon common stock on a fully diluted basis as of December 31, 1994. The Alteon shares owned by the Company were registered under the Securities Act on October 1, 1993. The Alteon common stock owned by the Company is pledged to secure senior debt. Under the terms of senior debt agreements, the Company is permitted to sell such shares, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  FIDATA CORPORATION

    At the time of the Company's acquisition of Fidata in March 1989, Fidata had cash but no operations, and its business primarily consisted of defending and settling claims and liquidating its business. Fidata disposed of substantially all of its businesses in 1985 and 1986. As of this date, Fidata has settled substantially all of the claims against it and is continuing to wind down its business which should be completed in 1995.

                               COMPANY EMPLOYEES

    The Company's operations are supported by persons employed by IMED. The Company's principal offices are located in San Diego, California.

ITEM 2.  PROPERTIES.

    Pursuant to six separate leases, IMED rents a total of approximately 216,000 square feet in San Diego, California. These facilities house Advanced Medical's principal executive offices, IMED's principal executive offices, engineering and development facilities and IMED's approximately 131,000 square foot domestic manufacturing and warehouse operations. One of the leases for the San Diego facility provides for termination by either IMED or the landlord on six months' notice. The remaining leases have terms expiring at various times through 1998 and have varying clauses providing for renewal at IMED's option. In addition, the disposable administration sets assembly is provided by a contractor in a 41,190 square foot facility in Tijuana, Mexico.

    During the fourth quarter of 1993, IMED adopted a plan to reduce by approximately 27,000 square feet its facilities in San Diego. This plan is currently scheduled to be completed in the second quarter of 1995.

    Fidata leases approximately 200 square feet of office space in New York, New York under a lease that will expire in May 1995. The Company is planning to rent this space on a monthly basis until the wind down is complete.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is a defendant in various actions, claims, and legal proceedings arising from normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The Company's common stock is listed on the American Stock Exchange under the symbol AMA. The following table sets forth the high and low last reported sale prices for the common stock of the Company as reported by the American Stock Exchange for the quarters indicated.

                       HIGH         LOW
                     --------    ---------
1993:
  First Quarter..... $ 9 3/8     $ 5 3/4
  Second Quarter....   5 7/8       4 1/8
  Third Quarter.....   4 1/2       2
  Fourth Quarter....   2 3/16        15/16

1994:
  First Quarter.....   1 7/16      1
  Second Quarter....   1 3/4         5/8
  Third Quarter.....   1 7/16        1/2
  Fourth Quarter....   2 1/2         7/8

    As of March 30, 1995, there were 546 holders of record of the Company's common stock.

    The Company has not paid any dividends on its common stock since its organization, and it is not contemplated that it will pay any dividends on the common stock in the foreseeable future. The Company is prohibited from declaring and paying dividends on the common stock under certain debt agreements and pursuant to the terms of its convertible preferred stock. In addition, the Amended IMED Loan Agreement limits IMED's ability to declare and pay dividends and to make other distributions and payments to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company did not declare and pay the September 1993, March 1994 and September 1994 dividends and the March 1994 redemption and does not anticipate declaring dividends and redeeming its preferred stocks in the foreseeable future on its 10% mandatorily redeemable preferred stocks, $.01 per share par value ("10% Preferred Stocks"). As a result, the 10% Preferred Stock shareholders are entitled to elect, as a class, two members to the Company's board of directors.

ITEM 6.  SELECTED FINANCIAL DATA.
    The following selected historical consolidated financial data of the Company at December 31, 1990, 1991, 1992, 1993 and 1994, and for the years then ended, have been derived from the Company's annual financial statements including the consolidated balance sheets at December 31, 1993 and 1994 and the related consolidated statements of operations for the three years ended December 31, 1994 and notes thereto which appear elsewhere herein.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                     1990(1)    1991(3)     1992       1993       1994
                                                                    ---------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Sales...........................................................  $  91,799  $ 127,131  $ 128,286  $ 119,417  $ 111,681
  Cost of sales...................................................     50,765     71,008     72,952     72,209     65,590
                                                                    ---------  ---------  ---------  ---------  ---------
  Gross margin....................................................     41,034     56,123     55,334     47,208     46,091
  License fee revenue.............................................                    91        356        441        441
  Total operating expenses........................................    (46,091)   (55,584)   (44,918)   (47,118)   (33,941)
                                                                    ---------  ---------  ---------  ---------  ---------
  Income (loss) from operations...................................     (5,057)       630     10,772        531     12,591
  Interest expense................................................    (10,794)   (16,951)   (11,617)   (10,880)    (8,690)
  Interest income.................................................      1,666      2,012      2,637      2,767      2,526
  Other (expense) income, net.....................................       (909)     1,940      2,285      2,065      1,136
                                                                    ---------  ---------  ---------  ---------  ---------
  Income (loss) before income taxes, minority interests,
   extraordinary item and cumulative effect of change in
   accounting principle (2).......................................    (15,094)   (12,369)     4,077     (5,517)     7,563
  Provision for income taxes......................................      2,172      2,204      1,956        926      1,886
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                      (17,266)   (14,573)     2,121     (6,443)     5,677
  Minority interests in consolidated subsidiaries.................       (459)    (1,781)    (4,565)     3,755
                                                                    ---------  ---------  ---------  ---------  ---------
  Income (loss) before extraordinary item and cumulative effect of
   change in accounting principle.................................    (17,725)   (16,354)    (2,444)    (2,688)     5,677
  Dividends and accretion on mandatorily redeemable preferred
   stock..........................................................      3,050      2,249      1,832      1,387        874
                                                                    ---------  ---------  ---------  ---------  ---------
  Income (loss) applicable to common stock before extraordinary
   item and cumulative effect of change in accounting principle...  $ (20,775) $ (18,603) $  (4,276) $  (4,075) $   4,803
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
  Income (loss) per common share before extraordinary item and cumulative effect of change in accounting principle assuming no
   dilution.......................................................  $   (1.81) $   (1.55) $    (.30) $    (.29) $     .34
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
  Income (loss) per common share before extraordinary item and cumulative effect of change in accounting principle assuming
   full dilution..................................................  $   (1.81) $   (1.55) $    (.30) $    (.29) $     .22
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
  Weighted average common shares outstanding assuming no
   dilution.......................................................     11,497     12,012     13,962     14,073     14,069
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
  Weighted average common shares outstanding assuming full
   dilution.......................................................     11,497     12,012     13,962     14,073     24,099
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------

                                                                                    DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                                                                                 PRO FORMA
                                                           1990       1991       1992       1993       1994       1994(6)
                                                         ---------  ---------  ---------  ---------  ---------  -----------
BALANCE SHEET DATA:                                                                (IN THOUSANDS)
  Cash and cash equivalents............................  $   2,387  $   3,039  $   2,443  $   1,762  $   1,340  $    1,040
  Working capital (deficit)............................     (1,752)   (10,958)     4,246     (2,833)    29,576      28,656
  Total assets.........................................    183,060    168,654    177,496    142,891    132,124     130,731
  Short-term debt (5)..................................     25,119     29,569     34,382     35,815      1,214       1,214
  Long-term debt (2) (4) (5)...........................     80,267     66,525     83,821     70,999     91,803      77,681
  Mandatorily redeemable equity securities.............     18,947     18,187      9,451      6,478      6,567       6,567
  Stockholders' (deficit) equity.......................     (5,035)   (18,093)    (8,560)    (8,274)    (2,238)      9,871

------------------------------
(1) The Company consummated the IMED acquisition on April 2, 1990. Under the purchase method of accounting, the Company's historical statement of operations data for the year ended December 31, 1990 includes IMED's results of operations commencing April 2, 1990. As a result, the Company's historical consolidated statement of operations for the year ended December 31, 1990 is not directly comparable to subsequent years.
(2) On October 29, 1991, the Company repaid $13,000 of subordinated debt and recorded a $1,236 extraordinary loss on this extinguishment of debt. On January 31, 1992 the Company repaid and restructured its debt and recorded a $8,632 extraordinary loss on this extinguishment of debt. For further discussion see Note 6 to the Consolidated Financial Statements.
(3) In June 1991 CTC ceased operations and in October 1991 IMED sold its European operations. These transactions affect the comparability of the 1991 data to 1990 and 1992.
(4) On January 31, 1992, the Company issued 7 1/4% convertible subordinated debentures in the principal amount of $60,000 and 500 shares of its common stock at $15.375 per share. For further discussion, see Note 6 to the Consolidated Financial Statements.
(5) On August 12, 1994, IMED amended its Loan Agreement. For further discussion see Note 6 to the Consolidated Financial Statements.
(6) On March 31, 1995, the Company completed an exchange wherein $28,245 of the Company's 7 1/4% convertible subordinated debentures were exchanged for an aggregate of $14,123 of the Company's 15% subordinated debentures and 1,340 shares of the Company's common stock. For further discussion see Note 16 to the Consolidated Financial Statements.
(7)  The Company has never paid dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Advanced Medical is a holding company for IMED, Fidata and several investments. It also identifies and evaluates potential acquisitions and investments and performs various corporate functions. As a holding company, Advanced Medical currently has no revenues to fund its operating and interest expense and relies on cash generated by cash flow from IMED, external borrowings, sale of investments and other external sources of funds to meet its obligations.

    The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data," and "Item 8. Financial Statements and Supplementary Data" included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

    As a result of the Company's debt restructuring transactions discussed below, management currently believes that sufficient cash will be available through IMED, based upon current operations, to satisfy debt service and other corporate expenses of Advanced Medical in the foreseeable future. The Company's debt restructuring consisted of the following transactions:

    - On January 4, 1994, the Company borrowed $6 million (the "Decisions Note") from Decisions Incorporated ("Decisions"). The Decisions Note was payable on June 30, 1994 and has an annual interest rate of 7%. The note is convertible into 6,000,000 shares of the Company's common stock at a conversion price of $1.00 per share. The proceeds of the note were used by the Company to pay $6 million of indebtedness to Aeneas Venture Corporation ("Aeneas").

      On May 13, 1994, Decisions agreed to amend the terms of the Decisions Note to provide that (i) accrued and unpaid interest shall be due and payable in arrears on June 30 and December 31, beginning on June 30, 1994, (ii) the principal amount shall be payable upon the earlier of January 4, 2001 or on demand by Decisions provided the repayment is generated by net income of the Company exclusive of IMED, any borrowing or debt or equity offering by the Company, or funds available through distribution from affiliates, including IMED.

    - On August 12, 1994, the Company borrowed $6.5 million from Decisions (the "Note"). The Note is payable on January 4, 2001 and has an annual interest rate of 9%. Interest on the principal is due on June 30 and December 31 of each year. The Note is convertible, at the option of the holder, into up to 10,483,870 shares of Common Stock at a conversion price of $.62 per share (subject to antidilution protection), which shares Decisions will not be permitted to sell into the public market prior to August 12, 1996. The proceeds of the Note were used to pay in full the outstanding indebtedness to Aeneas, pay in full the July 15, 1994 scheduled interest payment on the Debentures and to pay other corporate obligations of the Company.

    - IMED's Amended Loan Agreement with GECC, entered into on August 12, 1994, includes a $42 million revolving credit facility that replaces the previous $22 million revolving credit facility and the term loan. The interest rate on the Amended Loan Agreement is the index rate (defined as the greater of the highest prime, base or equivalent rate charged by any of the five largest member banks of the New York Clearing House Association, Inc. and the most recent published annual yield on ninety-day commercial paper placed by dealers) plus 2% (10 1/2% at December 31,
      1994). Outstanding indebtedness under the Amended Loan Agreement will mature in March 1999. Advances under the Amended Loan Agreement can be used by IMED for (i) purchase of shares of Advanced Medical 10% Preferred in the Tender Offer described below, (ii) capital expenditures, (iii) IMED's working capital and general corporate purposes, (iv) subject to certain limitations, tax sharing payments to Advanced Medical, and (v) subject to certain restrictions, to pay to Advanced Medical dividends on IMED's common stock, dividends on and redemption of IMED's preferred stock and accrued and unpaid royalties owed by IMED to Advanced Medical with respect to certain patents owned by Advanced Medical and used by IMED in connection with its business (collectively, "Permitted

      Payments"). Permitted Payments received by Advanced Medical can be used to pay debt service, operating expenses, dividends on and redemption of the 10% Preferred not acquired in the Tender Offer and dividends on the Convertible Preferred Stock.

    The Company had negative working capital of $2.8 million as of December 31, 1993 compared with working capital of $29.6 million as of December 31, 1994. The increase in working capital from December 31, 1993 to December 31, 1994 was due primarily to repayment of debt with cash flow from operations and the debt restructuring transactions described above.

    In 1994, IMED's cash flow from operations was $18.7 million which was used for (i) repayments of $8.4 million under the revolving credit facility, (ii) Permitted Payments of $2.3 million to Advanced Medical, (iii) capital expenditures of $4.5 million and (iv) repayment of $4 million of long-term debt (the repayment of long-term debt is net of the $3.8 million proceeds from the sale of Irish operations). IMED relies on cash generated from operations, together with funds available from the revolving credit facility, to fund its working capital requirements, interest on the GECC credit facility and capital expenditures. Cash generated from IMED's operations also provide Permitted Payments to Advanced Medical to fund Advanced Medical's debt service and operating expenses. Management believes IMED's cash flow will exceed its cash requirements, including interest on the GECC credit facility, capital expenditures and Permitted Payments to Advanced Medical in 1995.

    The Company considers its investment in the common stock of Alteon to be a significant source of capital and liquidity if the sale of this investment becomes necessary. The Company owns 512,600 shares of Alteon common stock which were registered under the Securities Act on October 1, 1993, and have an aggregate market value of approximately $3.3 million based upon the closing price per share on March 28, 1995 on the NASDAQ National Market System. Prices obtainable in any private sales of such securities are likely to be lower than those quoted on the NASDAQ National Market System. Alteon is engaged in the research and development of medical and pharmaceutical products and as such has not yet successfully brought products to the market. Therefore, failure of Alteon to develop and market their products successfully could adversely affect the ability of the Company to dispose of its investments therein upon favorable terms.

    The August 12, 1994 sale of the net assets held for sale related to the Irish manufacturing facility (totaling $3,925 at December 31, 1993) to Pharmacia did not have a significant effect on working capital and all of the net proceeds were used to reduce the outstanding indebtedness owed to GECC. See Note 2 to the Condensed Consolidated Financial Statements.

    The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of 10% Preferred Stock. As of December 31, 1994, there were 329,928 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $.6 million. In addition to the 10% Preferred Stock, as of December 31, 1994, there were 333,000 shares of Convertible Preferred Stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $.6 million. Under Delaware General Corporate Law, the Company does not have sufficient capital or surplus to declare dividends or redeem the preferred stock issues.

    On July 12, 1994, IMED commenced a Tender Offer for up to all of the outstanding shares of 10% Preferred Stock for a cash price equal to $9.00 per share (the "Tender Offer"). The Tender Offer expired on August 30, 1994, at which time 68,517 shares of the 10% Preferred Stock were tendered. Immediately upon purchase thereof, IMED distributed all such shares of the 10% Preferred Stock acquired by it pursuant to the Tender Offer to Advanced Medical and received a credit from Advanced Medical against the amount of accrued and unpaid dividends on shares of IMED's preferred stock held by Advanced Medical in an amount equal to the liquidation value of the 10% Preferred Stock ($10 per share) plus accrued and unpaid dividends thereon ($1.45 per share).

    In connection with borrowings associated with the IMED acquisition, IMED issued to GECC a warrant to acquire at a de minimis price common shares equal to 10%, on a fully diluted basis, of the common stock of IMED. Under the Amended Loan Agreement, GECC retained the warrant. The IMED warrant is redeemable at the option of GECC until August 12, 2004 at the higher of fair value or fully-diluted net book value at the redemption date. Additionally, IMED has the option to redeem not less than 25% of the shares under warrant, or warrant stock if exercised, beginning April 2, 1995. The Company's liquidity would be adversely affected, and capital resources would be significantly reduced, in the event GECC exercises its mandatory redemption rights. However, GECC cannot require redemption to the extent that it would render IMED unable to pay its debts as they mature.

RESULTS OF OPERATIONS

    The comparability of the Company's consolidated results of operations for the three years ended December 31, 1994 is significantly affected by (i) the plan adopted by the Company in 1993 to sell its Irish manufacturing facility,
(ii) the restructurings of the Company's operations in 1993 and (iii) the cumulative effect of a required change in accounting principle for income taxes effective January 1, 1993. See Notes 2, 4, 6 and 7 to the Company's Consolidated Financial Statements.

    The Company's sales, cost of sales, and selling expenses for the historical periods shown consist exclusively of IMED's sales, cost of sales and selling expenses and are presented in the table below.

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1992       1993       1994
                                                                           ---------  ---------  ---------
                                                                                    (IN MILLIONS)
U.S. sales...............................................................  $   110.4  $   100.6  $    90.8
International sales......................................................       17.9       18.8       20.9
                                                                           ---------  ---------  ---------
  Total sales............................................................  $   128.3  $   119.4  $   111.7
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Total sales..............................................................      100.0%     100.0%     100.0%
Cost of sales............................................................       56.9       60.5       58.8
                                                                           ---------  ---------  ---------
Gross margin.............................................................       43.1%      39.5%      41.2%
                                                                           ---------  ---------  ---------
Selling expenses.........................................................  $    19.7  $    18.9  $    16.9
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Selling expenses as a percentage of sales................................       15.4%      15.8%      15.1%
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

  SALES

    The following table sets forth IMED sales by major product groups, for the periods presented.

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1992       1993       1994
                                                                           ---------  ---------  ---------
                                                                                    (IN MILLIONS)
Piston Cassette Disposables..............................................  $    39.0  $    30.8  $    22.1
Peristaltic Disposables..................................................       39.6       48.0       53.8
Piston Cassette Pumps....................................................        3.5        1.7         .7
Peristaltic Pumps........................................................       32.6       26.4       22.5
ReadyMED.................................................................         .6        3.8        3.5
Other (1)................................................................       13.0        8.7        9.1
                                                                           ---------  ---------  ---------
  Total..................................................................  $   128.3  $   119.4  $   111.7
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

------------------------
(1) Primarily includes operating lease income relating to pumps, service fees and accessory sales and in 1992 includes $2.5 million from the sale of pumps under operating leases.

    The Company's major source of revenue is the sale of proprietary disposable administration sets for its installed infusion instrument base. The overall volume of disposables sold has grown from 1992 through 1994. This growth has been achieved despite a change in protocol at certain hospitals increasing the maximum time between set changes from every 24 hours to as much as every 72 hours, and results primarily from an increase in IMED's installed base, including the addition of new accounts. The Company is unable to predict the potential effect of this change in protocol, which is expected to continue with respect to certain applications of IMED's products, on the Company's future financial condition or results of operations.IMED's products are at the high end of the industry price range and compete on the basis of technological sophistication, quality, safety and flexibility in application.

    Disposable administration sets used with IMED's piston cassette pumps had generated, prior to the third quarter of 1992, a majority of IMED's overall sales of disposables and of IMED's total revenues. However, during 1994 fewer than 6% of the worldwide unit sales of new pumps were attributable to piston cassette pumps, with the remainder being represented by sales of Gemini pumps. Virtually all placements to new customers in 1992, 1993 and 1994 consisted of Gemini instruments. Therefore, sales of piston cassette products (pumps and disposables) are expected to continue to decline as demand for IMED's pumps and proprietary disposable administration sets reflects to an increasing extent the expected gradual shift away from piston cassette technology and toward peristaltic technology, such as that used in IMED's Gemini series of instruments, and other newer technology. IMED's current sales efforts, which emphasize its Gemini series of products, are both consistent with and encourage this shift. Although the decline in sales of piston cassette products from 1992 compared to 1993 and from 1993 compared to 1994 exceeded the increase in sales of Gemini products from comparable years, management believes a general slowdown in hospital buying decisions caused by uncertainties regarding health care reform and an increase in competitive pressures resulted in a decline in the sales volume of Gemini pumps during 1993 and 1994. There can be no assurance that future sales of peristaltic products will be sufficient to offset the anticipated continued decline in sales of older technology.

    Sales of disposable administration sets, and accordingly the Company's results of operations, could be adversely affected if, due to the expiration in 1993 of one of the patents covering the Accuset disposable administration set, a competitor were to begin manufacturing a product that competed with such disposable administration set. Revenue from sales of this product accounted for 27%, 24% and 19% of IMED's total worldwide revenues for 1992, 1993 and 1994, respectively. However, the Company believes that the expiration of this patent will not have a material effect on the Company's future results of operations for several reasons. As discussed above, there has been a market shift, which the Company expects to continue, away from piston cassette technology and toward newer technology such as that used in IMED's Gemini series of pumps and other non-piston cassette technologies. In addition, IMED holds an additional patent (expiring in 2001) covering a feature of the Accuset disposable administration set that the Company believes significantly enhances its reliability. The Company believes that it would not be economical for a competitor to incur the tooling and other start-up costs required to produce a product that could compete with the Accuset without the benefit of IMED's manufacturing know-how and the additional patent mentioned above. Finally, the Company believes that it could respond to any such competing product on the bases of, among other things, proven reliability, brand loyalty and price. See "Item 1. Business -- IMED Corporation -- Patents and Proprietary Rights."

    The volume of disposable administration sets sold in the U.S. increased from 1992 to 1993 and decreased slightly from 1993 to 1994. Additionally, declines in selling prices for disposable administration sets from 1992 to 1993 and from 1993 to 1994 are a result of market conditions. As hospitals continue to seek ways to control operating costs, IMED can expect continuing pressure to reduce prices. The Company believes that its future levels of profitability will depend on reducing manufacturing costs, successful new product introductions and the development of new markets for these new products. See "Item 1. Business -- IMED Product Line and -- Government Regulation."

    The decrease in U.S. sales from 1992 to 1993 results primarily from (i) reduced instrument sales volume believed to be attributable to a general slowdown of hospital buying decisions caused by uncertainty associated with health care reform and increased competitive pressures, (ii) a decline in instrument and disposable administration sets selling prices as a result of market conditions and emphasis on increasing IMED's installed base by obtaining new accounts formerly served by competitors (which generally offer pricing advantages) and (iii) the sale of operating leases during 1992 ($2.5 million) which did not occur during 1993. The decrease from 1992 to 1993 was partially offset due to (i) a full year of sales from new products introduced into the market in late 1992 and (ii) unit placements reflecting direct sales and sales-type leases as opposed to operating leases.

    The decrease in U.S. sales from 1993 to 1994 is due primarily to (i) decreased volume of instruments and (ii) a decline in selling prices of instruments and disposable administration sets.

    International sales increased from 1992 to 1993 due to (i) increased volume of instruments and disposables in the Middle East and (ii) revenue associated with Pharmacia products manufactured in Ireland for Pharmacia. These increases were partly offset by (i) unfavorable effect of exchange rate changes in Canada and Australia, and (ii) a decrease in instrument sales volumes.

    The  increase in international sales  from 1993 to 1994  is primarily due to
(i) revenue associated with Pharmacia products manufactured in Ireland during 1994 for Pharmacia, which will not continue due to the sale of the Irish manufacturing facility to Pharmacia in August 1994, (ii) increased volume of instruments and disposables in Australia and (iii) increased volume of disposables sold in the European territory covered by the distribution agreement with Pharmacia ("European Territory"). These increases were partly offset by decreased instrument sales volume in the European Territory.

    IMED's policy is to maintain sufficient inventory to permit shipping of products within a short period after receiving firm purchase orders. Accordingly, backlog at the end of any period is usually relatively insignificant and generally not indicative of future sales (backlog was $.1 million at December 31, 1993 and December 31, 1994). IMED expects to fill the orders comprising the December 31, 1994 backlog in the first quarter of 1995.

  GROSS MARGIN

    The gross margin percentage declined from 1992 to 1993 primarily due to (i) manufacturing start-up costs associated with the ReadyMED product line, (ii) the decline in disposable administration sets selling prices in the U.S. market previously discussed, (iii) increased instrument unit costs caused by lower sales volumes and (iv) resolution of a disputed sales contract with a major customer which adversely affected the 1993 gross margin percentage. The decline in the gross margin percentage was partially offset by reductions in manufacturing costs of disposable administration sets resulting from the continued consolidation of labor intensive final assembly operations from Ireland to Mexico and the favorable effect of exchange rates on manufacturing costs at IMED's Irish manufacturing facility.

    The gross margin percentage increased from 1993 to 1994 primarily due to (i) reductions in the manufacturing costs of disposable administration sets due to cost containment programs which were implemented as part of the restructuring during the fourth quarter of 1993 and resulted in the elimination of certain non-value added activities and expenditures, (ii) molded parts and components for disposable administration sets sourced from outside vendors at lower costs than previous costs to manufacture in Ireland and (iii) the 1993 resolution of a disputed sales contract with a major customer. The increase in gross margin percentage from 1993 to 1994 was partially offset by (i) the decline in instrument and disposable administration sets selling prices in the U.S. market as previously discussed and (ii) higher unit costs for instruments in inventory at December 31, 1993 that were sold in 1994 than the unit costs for instruments in inventory at December 31, 1992 that were sold in 1993 due to the unfavorable effect on unit overhead costs during the year ended December 31, 1993 from lower instrument volumes.

  SELLING EXPENSES

    The decrease in selling expenses from 1992 to 1993 is primarily due to reductions in commissions and distribution expenses from lower sales volumes, which were partially offset by costs incurred for field evaluation units supplied to the IMED sales force and sales training-related expenditures.

    The decrease in selling expenses from 1993 to 1994 is primarily due to (i) cost containment programs for the field sales force which were implemented as part of the restructuring during the fourth quarter of 1993 discussed previously and (ii) reductions in promotion and advertising expenses. Selling expenses in 1993 were reduced $.7 million by adjustments to the liability recorded for stock appreciation rights granted to a hospital buying group as consideration for purchasing IMED's products. No such adjustments were required during 1994.

  GENERAL AND ADMINISTRATIVE EXPENSES

    The following table sets forth general and administrative ("G&A") expenses for Advanced Medical and its subsidiaries for the periods presented.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1992    1993    1994
                                                              ------  ------  ------
                                                                  (IN MILLIONS)
IMED........................................................  $ 10.4  $ 10.4  $  8.7
Advanced Medical............................................     4.3     2.5     1.5
Fidata and AMD..............................................     1.1     0.9     0.5
                                                              ------  ------  ------
  Total general and administrative expenses.................  $ 15.8  $ 13.8  $ 10.7
                                                              ------  ------  ------
                                                              ------  ------  ------

    IMED's G&A expenses were the same for 1992 and 1993 as cost containment efforts in 1993 were offset by (i) increased legal expenses associated with litigation and (ii) the costs associated with the 1993 implementation of IMED's Total Quality Management program. The decrease in IMED's G&A expenses from 1993 to 1994 results from (i) implementation costs incurred in 1993 and not in 1994 for Total Quality Management programs and (ii) reductions in personnel and related costs resulting from the restructurings during the fourth quarter of 1993.

    Due to the nature of Advanced Medical's operations, G&A expenses fluctuate from period to period as the majority of its costs are comprised of (i) professional and consulting fees and indirect costs (such as travel costs) associated with identifying, evaluating and making acquisitions and investments,
(ii) communication and meeting costs  of shareholder and investor relations  and
(iii) other costs of performing general holding company functions. G&A expenses decreased from 1992 to 1993 primarily due to reductions in personnel and related costs, professional fees and the effect in 1992 of relocating the corporate headquarters from San Francisco to San Diego. G&A expenses decreased from 1993 to 1994 primarily due to the elimination of a management layer as part of the restructurings implemented in 1993.

    Advanced Medical has been winding down Fidata's remaining operations and settling its remaining claims and operations since it was acquired in March 1989. Due to unresolved claims and lack of court and regulatory approval, the liquidation of Fidata did not occur in 1994. Management expects to settle certain remaining claims and liquidate Fidata completely in 1995. However, there can be no assurance that Fidata will be completely liquidated in 1995 as such will require court and regulatory approval.

  RESEARCH AND DEVELOPMENT EXPENSES

    The following table sets forth research and development ("R&D") expenses for the periods presented.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1992    1993    1994
                                                              ------  ------  ------
                                                                  (IN MILLIONS)
IMED........................................................  $  5.5  $  5.5  $  6.3
AMD.........................................................     3.9     3.6
                                                              ------  ------  ------
  Total research and development expenses...................  $  9.4  $  9.1  $  6.3
                                                              ------  ------  ------
                                                              ------  ------  ------

    Under an agreement with Deka Products established in 1990, a patented, modular infusion system incorporating advanced programming capabilities in a package that is smaller, simpler to operate, and less costly to manufacture was being designed. The Company had planned to introduce this product by late 1993. Development of features to enhance marketability required further engineering work resulting in substantial delays and increases in costs. As a result, the Company no longer considered the Deka Products program to be commercially feasible and discontinued its funding of that program in the third quarter of 1993. However, IMED retains a royalty interest in certain future commercial applications of Deka Products technology. See

"Item 1 -- Business -- AM Development Limited Partnership." In 1993, the Company recorded a non-cash charge of $1,919 to other expense from the write-off of licenses associated with Deka Products' technology (See Note 4 to the Consolidated Financial Statements).

    R&D expenses for AMD were eliminated in 1994 and declined in 1993 compared to 1992 as the Company discontinued funding Deka as previously discussed.

    IMED's R&D expenses were the same for 1992 and 1993 as cost containment programs in 1993 were offset by increases in personnel and related costs associated with the acceleration of IMED's in-house development of a new line of hospital infusion pumps and associated disposable administration sets based upon its patented technology and know-how in late 1993. R&D expenses for IMED increased from 1993 to 1994 due to the acceleration of its own in-house development discussed above.

  RESTRUCTURINGS

    The Company restructured its corporate operations during 1993 and recorded a $.9 million restructuring charge. The restructuring, primarily severance costs, eliminated a management layer. Expenditures of approximately $.5 million and $.4 million were paid and charged against the restructuring accrual during 1993 and 1994, respectively.

    As more fully described in Note 3 to the Consolidated Financial Statements, the Company recorded a $3.5 million restructuring charge during 1993 in connection with the sale of its Irish manufacturing operations and relocation of its molding operations to the United States. Outside vendors can supply to the Company molded parts and components at costs which are lower than the costs to manufacture in Ireland. Due to the time required to relocate molding operations, the Company will purchase molded parts and components from Pharmacia in declining quantities over several years, pursuant to an agreement. The charge included accruals of $1.3 million related to estimated relocation costs and professional fees. Cash payments of approximately $.1 million and $.4 million were made during 1993 and 1994, respectively. Expenditures of $.6 million and $.2 million are expected to be paid during 1995 and 1996, respectively.

    The Company implemented a plan to restructure the operations of IMED during the fourth quarter of 1993 and recorded a $1.0 million restructuring charge. The restructuring included (i) consolidation of certain operations, (ii) the reduction in IMED's domestic work force by approximately 10%, (iii) the modification of certain employee benefit plans and (iv) the elimination of non-value added activities and expenditures. Accrued severance costs and other restructuring expenses of approximately $1.2 million remained at December 31, 1993, of which $.7 million was paid during 1994. Expenditures of $.5 million are expected to be paid in 1995.

  SEASONALITY

    Infusion instrument sales are typically higher in the fourth quarter due to sales compensation plans which reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. First quarter sales are traditionally not as strong as the fourth quarter. The Company anticipates that this trend will continue in the first quarter of 1995.

  OTHER MATTERS

    Other income (expenses), net for 1992, 1993 and 1994 in the accompanying Consolidated Statements of Operations include income of $1.6 million, $6.7 million and $1.4 million, respectively, from the sale of marketable securities. See Note 5 to the Consolidated Financial Statements. Other income (expenses) for 1993 includes $1.9 million in litigation settlements and a non-cash charge of $1.9 million, consisting of the write-off of unamortized technology licenses of $3.9 million less a non-refundable product development fee of $2.0 million. See Notes 4 and 8 to the Consolidated Financial Statements.

    The Company's operations are not significantly affected by inflation.

    Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As permitted under SFAS 109, the 1992 Consolidated Statement of Operations has not been restated. See Notes 1 and 7 to the Consolidated Financial Statements.

  HEALTH CARE REFORM

    Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States may result in the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery. Legislation which imposes limits on the number and type of medical procedures which may be performed or which has the effect of restricting a provider's ability to select specific devices or products for use in administrating medical care may adversely impact the demand for the Company's products. In addition, legislation which imposes restrictions on the price which may be charged for medical products may adversely affect the Company's results of operations. It is not possible to predict the extent to which the Company or the health care industry in general may be adversely affected by the aforementioned in the future. However, sales decreased approximately 6% from the year ended December 31, 1993 ("1993") compared to the year ended December 31, 1994 ("1994"), which management believes was partially due to the general slowdown of hospital buying decisions caused by uncertainties regarding the aforementioned. (See Sales.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Medical, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 58 present fairly, in all material respects, the financial position of Advanced Medical, Inc. and its subsidiaries at December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1993 to comply with the provisions of Statement of Financial Accounting Standards No. 109.

    As discussed in Note 1 to the financial statements, the Company changed its method of accounting for investments in 1994 to comply with the provisions of Statement of Financial Accounting Standards No. 115.

PRICE WATERHOUSE LLP

San Diego, California
March 17, 1995

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1993       1994
                                                                                             ---------  ---------
Current assets:
  Cash and cash equivalents................................................................  $   1,762  $   1,340
  Restricted cash and investment securities................................................      1,862      1,732
  Securities available for sale............................................................      4,343      2,883
  Receivables, net.........................................................................     25,999     24,841
  Inventories..............................................................................     19,371     20,347
  Prepaid expenses and other current assets................................................      1,731      2,140
                                                                                             ---------  ---------
    Total current assets...................................................................     55,068     53,283
Net assets held for sale...................................................................      3,925
Net investment in sales-type and direct financing leases...................................     15,067     14,807
Property, plant and equipment, net.........................................................     11,800     11,595
Other non-current assets...................................................................      6,258      4,921
Intangible assets, net.....................................................................     50,773     47,518
                                                                                             ---------  ---------
                                                                                             $ 142,891  $ 132,124
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt........................................................  $  19,125  $   1,214
  Notes payable............................................................................     16,690
  Accounts payable.........................................................................      6,509      8,427
  Accrued expenses and other current liabilities...........................................     15,577     14,066
                                                                                             ---------  ---------
    Total current liabilities..............................................................     57,901     23,707
                                                                                             ---------  ---------
Long-term debt.............................................................................     70,999     91,803
Other non-current liabilities..............................................................     10,787      7,285
                                                                                             ---------  ---------
                                                                                                81,786     99,088
                                                                                             ---------  ---------
Minority interests in consolidated subsidiaries............................................      5,000      5,000
                                                                                             ---------  ---------
Contingent liabilities and commitments (Notes 8, 12, and 13)
Mandatorily redeemable equity securities...................................................      6,478      6,567
                                                                                             ---------  ---------
Non-redeemable preferred stock, common stock and other stockholders' equity (deficit):
  Preferred stock, authorized 6,000 and 3,000 shares at $.001 and $.01 par value, respectively; issued and outstanding -- none............................................
  Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding --
   14,152 shares...........................................................................        142        142
  Capital in excess of par value...........................................................     59,478     58,703
  Accumulated deficit......................................................................    (67,599)   (61,922)
  Treasury stock...........................................................................       (734)      (734)
  Unrealized holding gains from securities available for sale..............................                   883
  Other equity.............................................................................        439        690
                                                                                             ---------  ---------
    Total non-redeemable preferred stock, common stock and other stockholders' equity
     (deficit).............................................................................     (8,274)    (2,238)
                                                                                             ---------  ---------
                                                                                             $ 142,891  $ 132,124
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1992       1993       1994
                                                                                  ---------  ---------  ---------
Sales...........................................................................  $ 128,286  $ 119,417  $ 111,681
Cost of sales...................................................................     72,952     72,209     65,590
                                                                                  ---------  ---------  ---------
  Gross margin..................................................................     55,334     47,208     46,091
                                                                                  ---------  ---------  ---------
License fees revenue............................................................        356        441        441
                                                                                  ---------  ---------  ---------
Selling expenses................................................................     19,715     18,882     16,850
General and administrative expenses.............................................     15,778     13,773     10,746
Research and development expenses...............................................      9,425      9,050      6,345
Restructuring charges...........................................................                 5,413
                                                                                  ---------  ---------  ---------
  Total operating expenses......................................................     44,918     47,118     33,941
                                                                                  ---------  ---------  ---------
  Income from operations........................................................     10,772        531     12,591
                                                                                  ---------  ---------  ---------
Other income (expenses):
  Interest income...............................................................      2,637      2,767      2,526
  Interest expense..............................................................    (11,617)   (10,880)    (8,690)
  Other, net....................................................................      2,285      2,065      1,136
                                                                                  ---------  ---------  ---------
                                                                                     (6,695)    (6,048)    (5,028)
                                                                                  ---------  ---------  ---------
Income (loss) before income taxes, minority interests, extraordinary item and
 cumulative effect of change in accounting principle............................      4,077     (5,517)     7,563
Provision for income taxes......................................................      1,956        926      1,886
                                                                                  ---------  ---------  ---------
Income (loss) before minority interests, extraordinary item and cumulative
 effect of change in accounting principle.......................................      2,121     (6,443)     5,677
Minority interests in consolidated subsidiaries.................................     (4,565)     3,755
                                                                                  ---------  ---------  ---------
Income (loss) before extraordinary item and cumulative effect of change in
 accounting principle...........................................................     (2,444)    (2,688)     5,677
Extraordinary item -- loss on early retirement of debt..........................      8,632
                                                                                  ---------  ---------  ---------
Income (loss) before cumulative effect of change in accounting principle........    (11,076)    (2,688)     5,677
Cumulative effect on prior years of accounting change for income taxes..........                 3,985
                                                                                  ---------  ---------  ---------
Net income (loss)...............................................................    (11,076)     1,297      5,677
Dividends and accretion on mandatorily redeemable preferred stock...............      1,832      1,387        874
                                                                                  ---------  ---------  ---------
Net income (loss) applicable to common stock....................................  $ (12,908) $     (90) $   4,803
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Income (loss) per common share assuming no dilution:
  Income (loss) before extraordinary item and cumulative effect of change in
   accounting principle.........................................................  $    (.30) $    (.29) $     .34
  Extraordinary item............................................................       (.62)
  Cumulative effect of change in accounting principle...........................                   .28
                                                                                  ---------  ---------  ---------
    Net income (loss) per common share assuming no dilution.....................  $    (.92) $    (.01) $     .34
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Income (loss) per common share assuming full dilution:
  Income (loss) before extraordinary item and cumulative effect of change in
   accounting principle.........................................................  $    (.30) $    (.29) $     .22
  Extraordinary item............................................................       (.62)
  Cumulative effect of change in accounting principle...........................                   .28
                                                                                  ---------  ---------  ---------
    Net income (loss) per common share assuming full dilution...................  $    (.92) $    (.01) $     .22
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Weighted average common shares outstanding assuming no dilution.................     13,962     14,073     14,069
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Weighted average common shares outstanding assuming full dilution...............     13,962     14,073     24,099
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1992       1993       1994
                                                                                  ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss).............................................................  $ (11,076) $   1,297  $   5,677
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization...............................................     11,524     10,581      8,492
    Cumulative effect of change in accounting principle.........................                (3,985)
    Restructuring charges.......................................................                 5,413
    Net gain on disposal/write-off of property and investments..................     (1,973)    (3,895)      (880)
    Equity in net loss (gain) of investee and minority interests................      4,565     (3,755)
    Extraordinary loss -- early retirement of debt..............................      8,632
    (Increase) decrease, net of effects from acquisitions and divestitures:
      Receivables...............................................................     (1,209)     4,944      1,283
      Inventories...............................................................     (2,932)    (1,233)      (976)
      Prepaid expenses and other current assets.................................         84        753       (409)
      Net investment in sales-type leases.......................................     (6,768)      (107)       458
      Other non-current assets..................................................        709     (1,681)       304
    Increase (decrease), net of effects from acquisitions and divestitures:
      Accounts payable..........................................................      2,230     (3,404)     1,918
      Accrued expenses and other current liabilities............................     (3,381)    (3,768)    (1,530)
      Litigation settlements....................................................                (1,000)      (250)
      Other non-current liabilities.............................................    (15,431)       371     (3,502)
                                                                                  ---------  ---------  ---------
Net cash (used in) provided by operating activities.............................    (15,026)       531     10,585
                                                                                  ---------  ---------  ---------
Cash flows from investing activities:
  Net decrease (increase) in restricted cash and investments....................         81       (746)       130
  Capital expenditures..........................................................     (3,984)    (1,616)    (4,549)
  Investments...................................................................     (8,540)    (1,960)
  Proceeds from disposal of property............................................      2,492        104        253
  Proceeds from sale of investments.............................................      3,136     20,027      7,534
  Notes receivable..............................................................       (200)       200
                                                                                  ---------  ---------  ---------
Net cash (used in) provided by investing activities.............................     (7,015)    16,009      3,368
                                                                                  ---------  ---------  ---------
Cash flows from financing activities:
  Net borrowings (repayments) under credit facilities...........................        366     (2,823)    (5,296)
  Principal payments on long-term debt..........................................    (40,853)   (10,535)   (44,998)
  Proceeds from issuance of notes payable and long-term debt....................     63,500        300     36,293
  Dividends paid................................................................     (1,115)      (544)
  Proceeds from issuance of common stock........................................      7,688
  Offering costs................................................................     (4,603)
  Redemption/repurchase of preferred stock......................................     (3,703)    (3,816)      (686)
                                                                                  ---------  ---------  ---------
Net cash provided by (used in) financing activities.............................     21,280    (17,418)   (14,687)
                                                                                  ---------  ---------  ---------
Effect of exchange rate changes on cash.........................................        165        197        312
                                                                                  ---------  ---------  ---------
Net decrease in cash and cash equivalents.......................................       (596)      (681)      (422)
Cash and cash equivalents at beginning of year..................................      3,039      2,443      1,762
                                                                                  ---------  ---------  ---------
Cash and cash equivalents at end of year........................................  $   2,443  $   1,762  $   1,340
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)

                                      COMMON STOCK    CAPITAL IN                 TREASURY STOCK
                                     --------------   EXCESS OF    ACCUMULATED   ---------------
                                     SHARES  AMOUNT   PAR VALUE      DEFICIT     SHARES   AMOUNT
                                     ------  ------   ----------   -----------   ------   ------
Balance at December 31, 1991.......  12,652   $127     $39,982      $(57,820)      74     $(704)
Accretion and dividends on
 mandatorily redeemable preferred
 stock.............................                     (1,832)
Issuance of common stock...........    500       5       6,954
Exercise of common stock
 warrant...........................  1,000      10      15,740
Other equity transactions..........                         20                    (11)      111
Net loss for the year..............                                  (11,076)
                                     ------  ------   ----------   -----------   ------   ------
Balance at December 31, 1992.......  14,152    142      60,864       (68,896)      63      (593)
Accretion and dividends on
 mandatorily redeemable preferred
 stock.............................                     (1,387)
Other equity transactions..........                          1                     20      (141)
Net income for the year............                                    1,297
                                     ------  ------   ----------   -----------   ------   ------
Balance at December 31, 1993.......  14,152    142      59,478       (67,599)      83      (734)
Accretion and dividends on
 mandatorily redeemable preferred
 stock.............................                       (874)
Unrealized holding gains from
 securities available for sale.....
Other equity transactions..........                         99
Net income for the year............                                    5,677
                                     ------  ------   ----------   -----------   ------   ------
Balance at December 31, 1994.......  14,152   $142     $58,703      $(61,922)      83     $(734)
                                     ------  ------   ----------   -----------   ------   ------
                                     ------  ------   ----------   -----------   ------   ------

                                     UNREALIZED
                                      HOLDING
                                     GAINS FROM
                                     SECURITIES
                                     AVAILABLE    OTHER
                                      FOR SALE    EQUITY    TOTAL
                                     ----------   ------   --------
Balance at December 31, 1991.......               $ 322    $(18,093)
Accretion and dividends on
 mandatorily redeemable preferred
 stock.............................                          (1,832)
Issuance of common stock...........                           6,959
Exercise of common stock
 warrant...........................                          15,750
Other equity transactions..........                (399)       (268)
Net loss for the year..............                         (11,076)
                                       -----      ------   --------
Balance at December 31, 1992.......                 (77)     (8,560)
Accretion and dividends on
 mandatorily redeemable preferred
 stock.............................                          (1,387)
Other equity transactions..........                 516         376
Net income for the year............                           1,297
                                       -----      ------   --------
Balance at December 31, 1993.......                 439      (8,274)
Accretion and dividends on
 mandatorily redeemable preferred
 stock.............................                            (874)
Unrealized holding gains from
 securities available for sale.....     $883                    883
Other equity transactions..........                 251         350
Net income for the year............                           5,677
                                       -----      ------   --------
Balance at December 31, 1994.......     $883      $ 690    $ (2,238)
                                       -----      ------   --------
                                       -----      ------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 1 -- BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

    BUSINESS AND ORGANIZATION:

    Advanced Medical, Inc. ("Advanced Medical"), operating through its consolidated subsidiaries, is a leading developer and manufacturer of infusion products and related technologies for the health care industry. On April 2, 1990, Advanced Medical acquired the IMED Division of Fisher Scientific Company through IMED Corporation ("IMED"). IMED is a 90% owned subsidiary on a fully-diluted basis. (Advanced Medical and its subsidiaries are collectively referred to as the "Company".)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    CONSOLIDATION:

    The financial statements include the accounts of Advanced Medical and its greater than 50 percent-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. IMED's foreign subsidiaries are consolidated as of and for the periods ended November 30, 1992, 1993 and 1994 in the December 31, 1992, 1993 and 1994 consolidated financial statements, respectively.

    REVENUE RECOGNITION:

    Revenues from sales of fluid delivery instruments and related disposable products, and from instrument capital lease contracts, are recognized at the time such products are shipped. Revenues from instrument operating lease contracts are recognized over the terms of the lease agreements, ranging from 1 to 5 years.

    LICENSE FEE REVENUE RECOGNITION:

    During 1991, IMED entered into a marketing, distribution and development agreement with Pharmacia AB ("Pharmacia"). Pursuant to the agreement, a product distribution fee of $6,530 was classified as deferred revenue (a non-current liability) and is recognized on a straight-line basis over the 15 year term of the agreement.

    CONCENTRATIONS OF CREDIT RISK:

    The Company provides a variety of financing arrangements for its customers. The majority of the Company's accounts receivable are from hospitals throughout the United States with credit terms of generally 30 days. The Company maintains adequate reserves for potential credit losses and such losses, which have been minimal, have been within management's estimates.

    SECURITIES AVAILABLE FOR SALE:

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As permitted under SFAS 115, the Company adopted the standard on a prospective basis. In accordance with SFAS 115, the Company's investment in Alteon, Inc. (Note 5) is classified as securities available for sale and is required to be carried at fair market value. During 1993, the Company accounted for its securities available for sale using the cost method.

    INVENTORIES:

    Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

    PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based upon the following estimated useful lives of the assets or lease terms, if shorter, for leasehold improvements and instrument operating leases:

Leasehold improvements.........................................  3 to 10 years
Machinery and equipment........................................  3 to 10 years
Furniture and fixtures.........................................  4 to 8 years
Instruments on operating lease contracts.......................  1 to 5 years

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 1 -- BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    INTANGIBLE ASSETS:

    The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed has been recorded as goodwill and is amortized using the straight-line method over 35 years. Patents are amortized using the straight-line method over estimated useful lives of 4 to 12 years. Technology licenses are amortized using the straight-line method over estimated useful lives of 15 years. Management periodically reviews intangible assets for impairment.

    DEBT ISSUE COSTS:

    Debt issue costs of $3,901 and $4,074 at December 31, 1993 and 1994, respectively, are amortized using the straight-line method over the respective terms of the debt agreements and are included in other non-current assets.

    FOREIGN CURRENCY TRANSLATION:

    The accounts of foreign subsidiaries which use local currencies as functional currencies are translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical exchange rates for equity and weighted average exchange rates during the period for revenues and expenses. The gains or losses resulting from translations are excluded from results of operations and accumulated as a component of stockholders' deficit.

    RESEARCH AND DEVELOPMENT COSTS:

    Research and development costs are expensed as incurred.

    INCOME TAXES:

    The Company and its domestic subsidiaries file a consolidated Federal income tax return. Domestic subsidiaries file income tax returns in multiple states on either a stand-alone or combined basis. Foreign subsidiaries file income tax returns in their respective jurisdictions based on their separate taxable income. The Company provides for deferred income taxes on undistributed earnings of its foreign subsidiaries.

    Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 7). As permitted under SFAS 109, the Company's 1992 consolidated statement of operations has not been restated.

    Prior to 1993, the provision for income taxes was based on income and expense included in the accompanying consolidated statements of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences.

    STATEMENT OF CASH FLOWS:

    For the purpose of the statement of cash flows, the Company considers short-term investments with an original maturity of three months or less to be cash equivalents, excluding restricted amounts held in escrow or trust.

    NET INCOME (LOSS) PER COMMON SHARE:

    The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding during the respective periods. Net income (loss)

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 1 -- BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
per common share assuming no dilution does not include common stock equivalents (options and warrants) because the effect would be antidilutive. The Company's net income (loss) per common share assuming full dilution is computed using the weighted average number of common shares outstanding plus, for the year ended December 31, 1994, the shares that would be outstanding assuming conversion of the $6,000 secured promissory note ("Decisions Note") issued to Decisions Incorporated ("Decisions") on January 4, 1994, and conversion of the $6,500 secured promissory note ("the Note") issued to Decisions on August 12, 1994 (see
Note 6). Net income (loss) applicable to common stock for the year ended December 31, 1994 has been increased by $386 for the interest expense (net of tax) on the convertible debt since conversion on January 4, 1994 and August 12, 1994, respectively, was assumed. The calculation of net income (loss) per common share assuming full dilution excludes common stock equivalents and convertible securities that are antidilutive.

NOTE 2 -- RESTRUCTURINGS AND ASSETS HELD FOR SALE:
    During 1993, the Company adopted a plan to sell its Irish manufacturing facility to a wholly-owned subsidiary of its European marketing and distribution partner, Pharmacia. The Irish manufacturing facility primarily produces molded components used to assemble disposable administration sets ("Sets").

    Net assets held for sale in the accompanying balance sheet consists of the following at December 31, 1993:

Inventories.........................................................  $   1,258
Property, plant and equipment.......................................      3,000
Other assets........................................................        939
                                                                      ---------
  Total assets......................................................      5,197
Accounts payable and accrued expenses...............................      1,272
                                                                      ---------
Net assets held for sale............................................  $   3,925
                                                                      ---------
                                                                      ---------

    Assets held for sale are presented at their expected net realizable values and liabilities are presented at their carrying amounts.

    The Company recorded a $3,515 restructuring charge during 1993 in connection with the proposed sale of its Irish manufacturing operations and the relocation of its molding operations to the United States. Professional fees and relocation costs of $1,300 are included in the restructuring charge. During 1993, the Company also recorded a $1,898 charge to consolidate certain of the Company's operations. The provision includes severance payments, facilities consolidation costs and the write-off of equipment associated with discontinued products, net of the defined benefit plan curtailment gain (see Note 11).

    During 1994, the Company sold its Irish manufacturing facility to Pharmacia for $4,089, from which the net proceeds were used to repay a portion of the GECC long-term debt. The Company entered into an agreement with Pharmacia for the purchase, at fixed prices, of minimum quantities of Sets and components used to assemble Sets through 1996. The Company is obligated to purchase approximately $2,300 and $800 from Pharmacia during 1995 and 1996, respectively.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 3 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1993       1994
                                                                                    ---------  ---------
Receivables:
  Trade receivables...............................................................  $  19,204  $  17,822
  Allowance for doubtful accounts.................................................       (804)      (855)
                                                                                    ---------  ---------
                                                                                       18,400     16,967
  Current portion of net investment in sales-type and direct financing leases
   (Note 12)......................................................................      7,146      6,948
  Other...........................................................................        453        926
                                                                                    ---------  ---------
                                                                                    $  25,999  $  24,841
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1993       1994
                                                                                    ---------  ---------
Inventories:
  Raw materials...................................................................  $   5,094  $   5,311
  Work-in-process.................................................................      4,438      3,753
  Finished goods..................................................................      9,839     11,283
                                                                                    ---------  ---------
                                                                                    $  19,371  $  20,347
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1993       1994
                                                                                    ---------  ---------
Property, plant and equipment:
  Machinery and equipment.........................................................     10,671      8,530
  Furniture and fixtures..........................................................      2,779      2,915
  Leasehold improvements..........................................................      2,749      2,776
  Instruments on operating lease contracts........................................      9,156     10,729
  Construction-in-process.........................................................        731      1,717
                                                                                    ---------  ---------
                                                                                       26,086     26,667
  Accumulated depreciation and amortization.......................................    (14,286)   (15,072)
                                                                                    ---------  ---------
                                                                                    $  11,800  $  11,595
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Depreciation expense was $6,709, $5,659 and $3,893 for 1992, 1993 and  1994,
respectively.

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1993       1994
                                                                                    ---------  ---------
Accrued expenses and other current liabilities:
  Compensation....................................................................  $   3,275  $   2,958
  Restructuring...................................................................      1,176      1,234
  Interest........................................................................      2,350        216
  Deferred revenue................................................................      1,048        637
  Income taxes....................................................................      1,665      2,025
  Warranty........................................................................      2,671      2,355
  Other...........................................................................      3,392      4,641
                                                                                    ---------  ---------
                                                                                    $  15,577  $  14,066
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 3 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS: (CONTINUED)

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      1993       1994
                                                                    ---------  ---------
Other non-current liabilities:
  Deferred revenue................................................  $   5,763  $   5,119
  Restructuring...................................................      1,725        200
  Warranty........................................................      1,176      1,185
  Other...........................................................      2,123        781
                                                                    ---------  ---------
                                                                    $  10,787  $   7,285
                                                                    ---------  ---------
                                                                    ---------  ---------

NOTE 4 -- INTANGIBLES:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1993       1994
                                                                                    ---------  ---------
Intangible assets:
  Goodwill........................................................................  $  47,513  $  47,513
  Patents.........................................................................     15,816     15,816
  Technology licenses and other...................................................         19
                                                                                    ---------  ---------
                                                                                       63,348     63,329
  Accumulated amortization........................................................    (12,575)   (15,811)
                                                                                    ---------  ---------
                                                                                    $  50,773  $  47,518
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    During 1993, the Company discontinued its funding of Dean Kamen and his affiliates ("Kamen") to develop hospital infusion pumps and related disposables based on Kamen's fluid management technology. Other expenses in 1993 includes a loss of $1,919, consisting of the write off of unamortized technology licenses of $3,919 less a non-refundable product development fee of $2,000. The product development fee was received in 1991 from Pharmacia as part of a $10,000 arrangement to develop products using Kamen's fluids management technology. The fees were to be earned upon the attainment of certain development milestones. Since IMED discontinued funding Kamen, the deferred revenue of $2,000 was released to income and IMED will not receive any of the remaining $8,000 of product development fees.

    Goodwill was reduced by $3,234 during 1993 as a result of Advanced Medical acquiring Kamen's interests in IMED (see Note 9).

NOTE 5 -- SECURITIES AVAILABLE FOR SALE:
    Current marketable securities comprise the following:

                                                                    DECEMBER 31, 1993     DECEMBER 31, 1994
                                                                   --------------------  --------------------
                                                                               MARKET                MARKET
                                                                     COST       VALUE      COST       VALUE
                                                                   ---------  ---------  ---------  ---------
Applied Immune Sciences, Inc. ("AIS")............................  $     873  $   1,072
Alteon, Inc. ("Alteon")..........................................      3,470      7,570  $   2,000  $   2,883
                                                                   ---------  ---------  ---------  ---------
                                                                   $   4,343  $   8,642  $   2,000  $   2,883
                                                                   ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------

    During 1993, the Company sold 327 shares of its AIS common stock for $6,332, resulting in a realized gain of $3,681. During 1994, the Company sold all remaining 107 shares of its AIS common stock for $1,005, resulting in a realized gain of $133.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 5 -- SECURITIES AVAILABLE FOR SALE: (CONTINUED)
    During 1993, the Company sold 554 shares of its Alteon common stock for $5,180, resulting in a realized gain of $3,020. During 1994, the Company sold 378 shares of its Alteon common stock for $2,763, resulting in a realized gain of $1,293. At December 31, 1994, the Company owned 513 shares of Alteon common stock.

    The market value at December 31, 1994 is based on the quoted market price and is considered to represent fair value as determined under SFAS 115. The fair value may not represent actual value of the Alteon common stock that could have been realized as of December 31, 1994 or that will be realized in the future.

    The gross unrealized gain as of March 17, 1995 on the current marketable equity securities was $1,332.

NOTE 6 -- NOTES PAYABLE AND LONG-TERM DEBT:
    In connection with the acquisition of the IMED Division, IMED entered into a revolving credit facility and a term loan agreement with GECC. During 1994, IMED restructured its loan agreement with GECC ("Amended Loan Agreement").

    Long-term debt comprises the following:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1993       1994
                                                                                    ---------  ---------
GECC term loan (IMED).............................................................  $  17,742
GECC revolving credit facility (IMED).............................................             $  18,497
Debentures (Advanced Medical).....................................................     60,000     60,000
Exchanged Senior Note (Advanced Medical)..........................................      9,300
Decisions Note and the Note (Advanced Medical)....................................                12,500
Other.............................................................................      3,082      2,020
                                                                                    ---------  ---------
                                                                                       90,124     93,017
Current portion...................................................................    (19,125)    (1,214)
                                                                                    ---------  ---------
                                                                                    $  70,999  $  91,803
                                                                                    ---------  ---------
                                                                                    ---------  ---------

GECC LONG-TERM DEBT

    The Amended Loan Agreement includes a $42,000 revolving credit facility that replaces the previous $22,000 revolving credit facility and the term loan. The interest rate on the Amended Loan Agreement is the index rate plus 2% (10 1/2% at December 31, 1994). Outstanding indebtedness under the Amended Loan Agreement will mature in March 1999. Advances under the Amended Loan Agreement will be made against a borrowing base consisting of 85% of eligible accounts receivable, 65% of eligible inventory and 85% of the future value of eligible instrument lease receivables. The Amended Loan Agreement contains affirmative and negative covenants, including, among others, the maintenance of certain financial ratios, balances, and earnings levels, limitations on capital expenditures and transfer of funds to Advanced Medical and restrictions on incurring additional debt. The Amended Loan Agreement is secured by a first priority interest in all of IMED's assets and the IMED capital stock and certain patents used in IMED's business, owned by Advanced Medical.

DEBENTURES

    The Company has outstanding 7 1/4% convertible subordinated debentures ("Debentures") in the princi-pal amount of $60,000. The Debentures are convertible at the option of the holder into common stock of the Company at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18.14 per share, subject to adjustment in certain events. The Debentures mature on January 15, 2002. Interest on the Debentures is payable semi-annually on each January 15 and July 15. The Debentures are

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 6 -- NOTES PAYABLE AND LONG-TERM DEBT: (CONTINUED)
redeemable in whole or in part at the option of the Company at any time on or after January 15, 1993, at the redemption prices set forth in the indenture, together with accrued and unpaid interest, provided that the Debentures may not be redeemed during the twelve-month periods commencing on January 15, 1993 and January 15, 1994, unless the last reported sale price of the common stock for a specified period prior to such redemption is at least 170% and 160%, respectively, of the conversion price then in effect. The Debenture holders may require the Company to repurchase the Debentures, in whole or in part, in certain circumstances involving a change in control of the Company. The Debentures are subordinate to all existing or future senior indebtedness of the Company, and are also effectively subordinated to liabilities of the Company's subsidiaries. The indenture does not restrict the incurrence of senior indebtedness or other indebtedness by the Company or any subsidiary (see Note
16).

REFINANCINGS

    On January 4, 1994, the Company issued the Decisions Note and borrowed $6,000 from Decisions. The Note bears interest at 7% and is payable on the earlier of January 4, 2001 or on demand by Decisions provided the repayment is generated by net income of the Company exclusive of IMED, any borrowing or debt or equity offering by the Company, or funds available through distribution from affiliates, including IMED. The principal portion of the note is convertible at the option of the holder into 6,000,000 shares of the Company's common stock at a conversion price of $1.00 per share (subject to antidilution protection). The Decisions Note is secured by a first priority security interest in all of the Company's assets subject to the rights of GECC under the Amended Loan Agreement. The proceeds of the Note were used by the Company to pay $6,000 of indebtedness to Aeneas Venture Corporation ("Aeneas").

    On August 12, 1994, the Company issued the Note and borrowed an additional $6,500 from Decisions. The proceeds of the loan were used to (i) pay all remaining indebtedness to Aeneas in the amount of $3,188, (ii) make the July 15, 1994 interest payment on the Debentures in the amount of $2,187 and (iii) pay other obligations of the Company. The payment of all indebtedness owed by Advanced Medical to Aeneas released Advanced Medical from its obligations under a letter agreement with Aeneas thereby removing the restrictions imposed on Advanced Medical's use of its available cash. The Note is payable on January 4, 2001 and has an annual interest rate of 9%. Interest on the principal is due on June 30 and December 31 of each year. In regards to security, the Note ranks pari passu with the Decisions Note. The Note is convertible, at the option of the holder, into up to 10,483,870 shares of the Company's common stock at a conversion price of $.62 per share (subject to antidilution protection). Any shares of common stock converted cannot be sold into the public market prior to August 12, 1996.

MATURITIES

    Maturities of long-term debt during the years subsequent to December 31, 1995 are as follows:

YEAR ENDING DECEMBER 31,
-------------------------------------------------------------------------
1996.....................................................................  $     326
1997.....................................................................        149
1998.....................................................................        160
1999.....................................................................     18,668
Thereafter...............................................................     72,500
                                                                           ---------
                                                                           $  91,803
                                                                           ---------
                                                                           ---------

    At December 31, 1994, the fair value, as determined under SFAS No. 107, of long-term debt, including current maturities, was $69,017. The estimated fair values represent the quoted market price for the Debentures and carrying amounts for all other debt.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 7 -- INCOME TAXES:
    Income (loss) before income taxes, minority interests, extraordinary item and cumulative effect of change in accounting principle comprises the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1992       1993       1994
Domestic operations......................................................  $  (5,778) $  (9,650) $   2,515
Foreign operations.......................................................      9,855      4,133      5,048
                                                                           ---------  ---------  ---------
                                                                           $   4,077  $  (5,517) $   7,563
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    The provision for income taxes comprises the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1992       1993       1994
Current:
  Federal..................................................................                        $      60
  State....................................................................  $     601  $     281        664
  Foreign..................................................................      1,082        818      1,049
                                                                             ---------  ---------  ---------
                                                                                 1,683      1,099      1,773
                                                                             ---------  ---------  ---------
Deferred:
  Federal..................................................................        140       (338)        81
  State....................................................................        250        509        115
  Foreign..................................................................       (117)      (344)       (83)
                                                                             ---------  ---------  ---------
                                                                                   273       (173)       113
                                                                             ---------  ---------  ---------
                                                                             $   1,956  $     926  $   1,886
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (34%) and the effective income tax rate comprise the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1992       1993       1994
                                                                           ---------  ---------  ---------
Taxes computed at statutory rate.........................................  $   1,386  $  (1,875) $   2,578
State income taxes, net of federal benefit...............................        562        521        884
Foreign taxes............................................................        965        442        965
Taxes above the U.S. rate on earnings deemed repatriated.................       (527)       374        397
Amortization of non-deductible intangible assets.........................        606        744        442
Non-taxable basis difference.............................................     (1,036)
Losses for which no current benefits are available.......................                   451
Limitations of acquired tax benefits.....................................                   306
Items affected by valuation allowance....................................                           (3,380)
Miscellaneous............................................................                   (37)
                                                                           ---------  ---------  ---------
Provision for income taxes before extraordinary item.....................      1,956        926      1,886
                                                                           ---------  ---------  ---------
Extraordinary item:
  Taxes computed at statutory rate.......................................     (3,025)
  State income taxes, net of federal benefit.............................        (83)
  Losses for which no current benefits are available.....................      2,842
                                                                           ---------  ---------  ---------
                                                                                (266)
                                                                           ---------  ---------  ---------
Total....................................................................  $   1,690  $     926  $   1,886
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 7 -- INCOME TAXES: (CONTINUED)
    As of December 31, 1994 the Company has net operating loss carryforwards of approximately $29,000 for federal income tax purposes which expire in varying amounts through 2008. As of December 31, 1994 the Company has capital loss carryforwards of approximately $5,000 for federal income tax purposes which expire in varying amounts through 1996. The availability of the Company's net operating loss and capital loss carryforwards would be subject to substantial limitations if it should be determined that certain stockholders of the Company have increased their percentage of ownership of the Company's stock by more than 50% during a specified period.

    The components of the net deferred tax asset as of December 31, 1994 are as follows:

Deferred tax assets:
  Net operating loss carryforward.........................  $  10,523
  Capital loss carryforward...............................      2,047
  Accrued liabilities and reserves........................      3,116
  Unearned income.........................................      2,394
  Debt issue costs........................................        732
  Inventory...............................................        984
  Book and tax depreciation/amortization differences......        877
  Miscellaneous...........................................      1,522
                                                            ---------
                                                               22,195
  Valuation allowance.....................................    (20,436)
                                                            ---------
  Total deferred tax assets...............................      1,759
                                                            ---------
Deferred tax liabilities:
  Miscellaneous...........................................        459
                                                            ---------
  Total deferred tax liabilities..........................        459
                                                            ---------
    Net deferred tax assets...............................  $   1,300
                                                            ---------
                                                            ---------

NOTE 8 -- LITIGATION AND CONTINGENCIES:
    The Company is a defendant in various actions, claims, and legal proceedings arising from normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based upon discussion with legal counsel, liabilities arising from these matters, if any, will not have a material adverse effect on the consolidated financial position or results of operations.

    An action was commenced during 1986 against various parties including the corporate predecessor of IMED alleging, among other matters, breach of employment contract and wrongful discharge and seeking $5,000 and $40,000 in actual and punitive damages, respectively. During 1993, IMED settled this action with the plaintiff. Pursuant to the settlement agreement, the action was dismissed and IMED paid $1,000 to the plaintiff during 1993 and delivered to the plaintiff a promissory note, payable over 2 years, in the principle amount of $1,275. As a $1,375 contingent liability was previously recorded, $900 was charged to other expense during 1993.

    An action was commenced during 1991 against IMED, Fisher and various other parties alleging, among other matters, breach of contract and misappropriation of trade secrets. The plaintiffs were seeking unspecified punitive and compensatory damages. During 1994, IMED settled this action with the plaintiffs. Pursuant

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 8 -- LITIGATION AND CONTINGENCIES: (CONTINUED) to the settlement agreement, the action was dismissed and IMED paid $250 to the plaintiff and delivered to a subsidiary of Fisher a promissory note, payable over 5 years, in the principal amount of $750. A charge related to this liability in the amount of $1,200 was recorded in the fourth quarter of 1993.

NOTE 9 -- MANDATORILY REDEEMABLE EQUITY SECURITIES AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES:

    PREFERRED STOCK:

    Mandatorily redeemable preferred stock activity comprises the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1992       1993       1994
Balance at beginning of period...........................................  $  12,437  $   9,451  $   6,478
Retirement of 10% preferred stock........................................     (3,703)    (3,816)
Repurchase of 10% preferred stock........................................                             (785)
Accretion of amounts payable upon redemption.............................        733        575        177
Accrued dividends........................................................      1,099        812        697
Payment of dividends.....................................................     (1,115)      (544)
                                                                           ---------  ---------  ---------
Balance at end of period.................................................  $   9,451  $   6,478  $   6,567
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    In connection with the capitalization of Advanced Medical and mergers during 1989, 1,594 shares of $.01 par value mandatorily redeemable preferred stock ("10% preferred stock") were issued (1,800 shares authorized). The 10% preferred stockholders are entitled to cumulative dividends in preference to any dividends on common stock, payable semi-annually on March 27 and September 27, if declared, out of funds legally available. The 10% preferred stock has a liquidation value of $10.00 per share plus accrued and unpaid dividends. The 10% preferred stockholders have limited voting rights under certain circumstances; the stock is not convertible into any other class of stock.

    The 10% preferred stock was recorded at its fair value at the issuance date ($6.26 per share). The carrying amount is periodically increased for the amounts which will be payable upon redemption. The accretion to the carrying amount is determined using the interest method and results in a corresponding decrease to paid-in capital.

    The 10% preferred stock is redeemable at any time at the option of the Board of Directors, in whole or in part, and is mandatorily redeemable in the amount of $3,985 by March 27 of each year from 1991 through 1994, if declared (aggregate redemption price of $15,940).

    The Company redeemed 180 shares of its 10% preferred stock during 1990. To satisfy the remaining redemption requirement of 219 shares, the Company redeemed 262 shares of its 10% preferred stock in March 1991 through the issuance of 333 shares of a newly created class of mandatorily redeemable convertible preferred stock ("convertible preferred stock") to a stockholder or entities controlled by the stockholder. The convertible preferred stock is subordinate to the existing 10% preferred stock and has a liquidation preference of $6.40 per share. Cumulative dividends are payable semi-annually at 15% of the liquidation preference. Each share is convertible into .617 common shares, subject to anti-dilution adjustments, at any time prior to redemption. The convertible preferred stock is redeemable after all the 10% preferred shares are redeemed
(a) at the holder's option at the liquidation preference plus accrued dividends, or (b) at the Company's option at the liquidation preference plus accrued dividends, plus $1.50 per share. The convertible preferred stock is mandatorily redeemable at the liquidation preference plus accrued dividends on the later of March 26, 1998 or the date all existing 10% preferred stock is redeemed.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 9 -- MANDATORILY REDEEMABLE EQUITY SECURITIES AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES: (CONTINUED)
    On July 12, 1994, IMED commenced a Tender Offer for up to all of the outstanding shares of 10% Preferred Stock for a cash price equal to $9.00 per share (the "Tender Offer"). The Tender Offer expired on August 30, 1994, at which time 68,517 shares of the 10% Preferred Stock were tendered. Immediately upon purchase thereof, IMED distributed all such shares of the 10% Preferred Stock acquired by it pursuant to the Tender Offer to Advanced Medical and received a credit from Advanced Medical against the amount of accrued and unpaid dividends on shares of IMED's preferred stock held by Advanced Medical in an amount equal to the liquidation value of the 10% Preferred Stock ($10 per share) plus accrued and unpaid dividends thereon ($1.45 per share).

    COMMON STOCK WARRANT

    IMED's common stock warrant held by GECC and included in minority interests in consolidated subsidiaries on the accompanying consolidated balance sheet is comprised of the following:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1993       1994
                                                                                       ---------  ---------
IMED common stock warrant (includes net accretion to estimated redemption price of
 $2,491 at December 31, 1993 and 1994)...............................................  $   5,000  $   5,000
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    In connection with the loan agreements, IMED issued a warrant allowing GECC to purchase 10% of IMED's common stock on a fully-diluted basis for nominal consideration, subject to adjustment as provided in the agreement, and exercisable at any time until August 12, 2004. IMED is required to purchase not less than 25% of the shares under the warrant, or warrant stock if exercised, at the option of GECC, and also upon (a) the filing of a registration statement for the offering of IMED's common stock; (b) the sale of IMED; (c) the prepayment in full of the GECC loans, or (d) the termination by GECC of the revolving loan under provisions of the loan agreement. Additionally, IMED has the option to redeem not less than 25% of the shares under warrant, or warrant stock if exercised, beginning April 2, 1995. The purchase price per share will be the higher of fair value (determined by either an investment banking firm or at quoted price if the shares are publicly traded) or fully-diluted net book value at the purchase date. Additionally, the warrant shares, or warrant stock if exercised, have specified registration rights.

    In September 1993, the Company acquired all of the interests of IMED held by Kamen, which included a 10.79% common equity interest and $1,690 of 10% redeemable preferred stock, for $1,750. Minority interests were reduced by the carrying amount of Kamen's interests of $4,984. The excess of the carrying amount ($4,984) over the purchase price ($1,750) has been recorded as a reduction in goodwill.

NOTE 10 -- STOCK OPTION PLANS:
    The Company maintains several stock option and purchase plans under which incentive stock options may be granted to key employees and nonqualified stock options may be granted to key employees, directors, officers, independent contractors and consultants. A maximum of 1,950 shares of common stock are subject to issuance under the Plans.

    The exercise price for incentive stock options generally may not be less than the underlying stock's fair market value at the grant date. The exercise price for non-qualified stock options granted to non-directors will not be less than the par value of a share of common stock, as determined by a committee appointed by the Board of Directors ("the Committee"). The exercise price for non-qualified stock options granted to directors may not be less than the underlying stock's fair market value at the grant date.

    Options granted to non-directors generally vest and become exercisable as determined by the Committee. Options granted to directors generally vest and become exercisable at a rate of four thousand shares for

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 10 -- STOCK OPTION PLANS: (CONTINUED) each 12 month period of continuous service as a director. Options granted to non-directors generally expire upon the earlier of the termination of the optionee's employment or ten years from the grant date. Options granted to directors generally expire upon the earlier of the date the optionee is no longer a director or five years from the grant date.

    STOCK OPTION ACTIVITY

                                                                                                       YEAR ENDED DECEMBER
                                                                                                               31,
                                                                                                      ----------------------
                                                                                                       1992    1993    1994
                                                                                                      ------  ------  ------
Outstanding, beginning of year......................................................................    631      589     471
Granted during the year.............................................................................               8
Cancelled during the year...........................................................................    (42 )   (126)   (143)
                                                                                                      ------  ------  ------
Outstanding, end of year (at prices ranging from $4.47 to $16.94 per share).........................    589      471     328
                                                                                                      ------  ------  ------
                                                                                                      ------  ------  ------
Fully vested and exercisable at end of the year (at prices ranging from $4.47 to $16.94 per
 share).............................................................................................    198      294     254
                                                                                                      ------  ------  ------
                                                                                                      ------  ------  ------

    At December 31, 1994, there were 1,551 shares reserved for future grants.

    During January 1995, the Company cancelled options to acquire 266 shares of common stock (at prices ranging from $4.47 to $16.94 per share) and granted options to acquire 1,224 shares of common stock (at $1.8125 per share) to key employees of the Company.

NOTE 11 -- BENEFIT PLANS:

    PENSION PLANS

    The  Company has  a defined benefit  pension plan (the  "Plan") which covers substantially all of its U.S. employees. On December 1, 1993, the Company's Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 31, 1993. All earned benefits as of that date are preserved and the Company continues to contribute to the Plan as necessary to fund earned benefits. The portion of the projected benefit obligation based on the expected future compensation levels decreased $1,381, and nonvested benefits decreased $508. The Plan also had an unrecognized net loss, resulting from Plan asset performance experience different than assumed, remaining unamortized of $1,219 and unrecognized prior service costs of $18 at December 31, 1993. The sum of the effects resulting from the Plan curtailment was a gain of $652 and was included in restructuring charges at December 31, 1993 as described in Note 2.

    Certain of the Company's foreign employees are covered by defined benefit pension plans. Benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute the net pension cost annually to the plan. As a result of the Company's plan to sell its Irish manufacturing facility, the foreign accrued pension cost of $298 is included in net assets held for sale at December 31, 1993 as described in Note 2.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 11 -- BENEFIT PLANS: (CONTINUED)
    The following table sets forth the plans' estimated funded status and amounts recognized in the Company's balance sheet:

                                                                              DECEMBER 31, 1993     DECEMBER 31, 1994
                                                                            ----------------------  -----------------
                                                                             DOMESTIC     FOREIGN       DOMESTIC
                                                                            -----------  ---------  -----------------
Actuarial present value of benefit obligations:
  Vested benefit obligation...............................................   $   8,836   $     620      $   7,080
                                                                            -----------  ---------        -------
                                                                            -----------  ---------        -------
  Accumulated benefit obligation..........................................   $   9,171   $     783      $   7,310
                                                                            -----------  ---------        -------
                                                                            -----------  ---------        -------
  Projected benefit obligation for service rendered to date...............   $   9,171   $   1,572      $   7,310
  Plan assets at fair value, consisting of equity and fixed income restricted funds (Domestic) and equities, fixed income securities and
   cash (Foreign).........................................................       8,880       1,513          8,937
                                                                            -----------  ---------        -------
  Plan assets (less) greater than projected benefit obligation............        (291)        (59)         1,627
  Unrecognized net gain...................................................         (65)       (239)        (1,533)
                                                                            -----------  ---------        -------
  (Accrued) prepaid pension cost..........................................   $    (356)  $    (298)     $      94
                                                                            -----------  ---------        -------
                                                                            -----------  ---------        -------

    The components of net periodic pension cost (benefit) are as follows:

                                                                               DECEMBER 31, 1993      DECEMBER 31, 1994
                                                                            ------------------------  -----------------
                                                                             DOMESTIC      FOREIGN        DOMESTIC
                                                                            -----------  -----------  -----------------
Service cost-benefits earned during the period............................   $   1,391    $     230       $     143
Interest cost on projected benefit obligation.............................         674          135             631
Actual return on plan assets..............................................        (775)        (129)            263
Amortization and deferred amounts.........................................         147           17          (1,075)
Employee contributions....................................................                     (108)
                                                                            -----------       -----         -------
Net periodic pension cost (benefit).......................................   $   1,437    $     145       $     (38)
                                                                            -----------       -----         -------
                                                                            -----------       -----         -------
Discount rates............................................................       7.02%         7.5%            8.56%
Rates of increase in compensation levels..................................        4.0%         5.5%             4.0%
Expected long-term rate of return on assets...............................        9.0%         8.0%             9.0%

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 12 -- LEASES:

    LEASE RECEIVABLES

    The Company leases instruments to customers under non-cancelable capital and operating lease contracts with terms ranging generally from 1 to 5 years. Scheduled future minimum lease payments are as follows:

                                                                    CAPITAL    OPERATING
YEAR ENDING DECEMBER 31:                                            LEASES      LEASES
-----------------------------------------------------------------  ---------  -----------
  1995...........................................................  $   9,319   $   1,486
  1996...........................................................      7,296       1,136
  1997...........................................................      4,852         918
  1998...........................................................      3,044         675
  1999...........................................................      1,465         414
  Thereafter.....................................................        194
                                                                   ---------  -----------
  Total minimum lease payments...................................     26,170   $   4,629
                                                                              -----------
                                                                              -----------
  Allowance for uncollectible lease payments.....................       (396)
  Unearned income................................................     (4,019)
                                                                   ---------
                                                                      21,755
  Current portion (see Note 3)...................................     (6,948)
                                                                   ---------
  Net investment in sales-type and direct financing leases.......  $  14,807
                                                                   ---------
                                                                   ---------

    Operating lease revenue totaled $7,673, $2,838 and $2,033 during 1992, 1993 and 1994, respectively.

    LEASE COMMITMENTS

    The Company leases buildings and equipment under non-cancelable operating leases with initial terms ranging from 1 to 6 years. Scheduled future minimum lease commitments as of December 31, 1994 are as follows:

YEAR ENDING DECEMBER 31:
------------------------------------------------------------
  1995......................................................  $   2,325
  1996......................................................      2,095
  1997......................................................      1,143
  1998......................................................         83
                                                              ---------
                                                              $   5,646
                                                              ---------
                                                              ---------

    Rent expense  was $3,840,  $3,845 and  $3,740 during  1992, 1993  and  1994, respectively.

NOTE 13 -- RELATED PARTY ARRANGEMENTS AND COMMITMENTS:
    On April 2, 1990, IMED entered into an agreement with Deka Products Limited Partnership ("Deka") whereby Deka granted IMED an exclusive, worldwide, royalty-free license of certain intravenous infusion pump technology developed by Deka. In consideration for this technology, IMED issued Deka 10.79% of its common stock and 13% of its preferred stock (each on a fully-diluted basis). During 1993, the Company discontinued its funding of Deka and AMD to develop hospital infusion pumps and related disposables based on Deka's fluid management technology and the Company acquired all the interests of IMED held by Deka (see Notes 4 and 9).

    During 1990, IMED entered into a five year purchase and supply agreement with a hospital buying group. Pursuant to the agreement, the buying group is to market IMED's products to the individual hospitals which are members of the buying group. In exchange for such marketing efforts, IMED granted the buying

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 13 -- RELATED PARTY ARRANGEMENTS AND COMMITMENTS: (CONTINUED) group stock appreciation rights ("SARs") of up to an aggregate of 250,000 shares of Advanced Medical common stock, subject to a vesting schedule based on purchasing volumes. Upon signing the agreement the buying group was immediately vested in 50,000 SARs and during 1991 the buying group's purchasing volumes qualified it to become vested in an additional 50,000 SARs. The recorded liability related to such SARs totaled $400 at December 31, 1993. During 1994, IMED repurchased all vested SARs and paid $400 to the buying group.

    In October 1991, IMED sold certain European assets to Pharmacia and entered into a marketing, distribution and development arrangement with Pharmacia (the "Pharmacia Transaction"), pursuant to which Pharmacia obtained the exclusive right to market and distribute IMED's infusion products in a territory that includes most of Europe. On August 12, 1994, the Company, IMED and Pharmacia amended their distribution agreement. Under the terms of the Amended and Restated Distribution Agreement ("Amended Distribution Agreement"), Pharmacia retains the exclusive right (subject to certain exceptions) to distribute IMED's infusion products in the territory that includes most of Europe. Under the Amended Distribution Agreement, Pharmacia has the right not to distribute certain products currently under development by IMED. In the event of such an election, IMED has the right to sell such products directly or through others, and under certain circumstances, has the right to repurchase from Pharmacia the distribution rights to IMED products currently distributed by Pharmacia in the territory. In addition, Pharmacia has the right to terminate the Amended Distribution Agreement at any time on 12 months notice, in which event Pharmacia would be required to make a payment of $2,500 to IMED and IMED would be required to make payments to Pharmacia based on net sales of products currently distributed by Pharmacia for the 4 years following termination.

    During 1994, the Company issued the Decisions Note and the Note to Decisions, a corporation affiliated with Jeffry M. Picower. Mr. Picower is an officer, director and significant stockholder of the Company. (See Note 6.)

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 14 -- SEGMENT INFORMATION:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1992        1993        1994
                                                                               ----------  ----------  ----------
Net sales to unaffiliated customers:
  United States..............................................................  $  117,099  $  107,434  $   98,787
  Foreign....................................................................      11,187      11,983      12,894
                                                                               ----------  ----------  ----------
Net sales as reported in the accompanying statement of operations............  $  128,286  $  119,417  $  111,681
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Intergeographic sales:
  United States..............................................................  $    5,480  $    5,014  $    7,668
  Foreign....................................................................      19,744      11,948       6,565
                                                                               ----------  ----------  ----------
Total intergeographic sales..................................................  $   25,224  $   16,962  $   14,233
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Income from operations:
  United States..............................................................  $   13,868  $    3,149  $   12,438
  Foreign....................................................................       1,242         676       1,584
                                                                               ----------  ----------  ----------
                                                                                   15,110       3,825      14,022
General corporate expenses...................................................      (4,338)     (3,294)     (1,431)
Interest income..............................................................       2,637       2,767       2,526
Interest expense.............................................................     (11,617)    (10,880)     (8,690)
Other, net...................................................................       2,285       2,065       1,136
                                                                               ----------  ----------  ----------
Income (loss) before income taxes, minority interests, extraordinary item and
 cumulative change in accounting principle...................................  $    4,077  $   (5,517) $    7,563
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1993        1994
                                                                                            ----------  ----------
Identifiable assets:
  United States...........................................................................  $  121,665  $  117,408
  Foreign.................................................................................      10,259       6,875
                                                                                            ----------  ----------
                                                                                               131,924     124,283
General corporate assets..................................................................      10,967       7,841
                                                                                            ----------  ----------
Total assets as reported in the accompanying balance sheet................................  $  142,891  $  132,124
                                                                                            ----------  ----------
                                                                                            ----------  ----------

NOTE 15 -- SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
    Foreign and state income taxes paid during 1992, 1993 and 1994 totaled $2,061, $870 and $1,433, respectively. Interest paid during 1992, 1993 and 1994 totaled $19,568, $10,280 and $7,745, respectively. Interest paid during 1992 includes $12,451 accrued in previous periods.

NOTE 16 -- SUBSEQUENT EVENT (UNAUDITED):
    Effective March 31, 1995, the Company completed an exchange (the "Exchange") wherein $28,245, or approximately 47%, in principal amount of the Company's Debentures were exchanged for an aggregate of $14,123 in principal amount of the Company's newly created 15% Subordinated Debentures due 1999 ("15% Debentures") and 1,340,441 shares of the Company's common stock ("Common Stock"). As a result of this transaction, the Company will recognize an extraordinary gain on the extinguishment of debt of approximately $8,200 in the first quarter of 1995.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 16 -- SUBSEQUENT EVENT (UNAUDITED): (CONTINUED)
PRO FORMA CONDENSED BALANCE SHEET

    The unaudited Pro Forma Condensed Balance Sheet is based upon the Company's historical consolidated balance sheet at December 31, 1994, after giving effect to the pro forma adjustments described in the footnotes hereto as if the Exchange had been consummated on December 31, 1994.

    The pro forma adjustments described herein are based upon currently available information and upon certain assumptions that the Company believes are reasonable under current circumstances and which are described herein. The unaudited Pro Forma Condensed Balance Sheet should be read in conjunction with the Company's historical consolidated financial statements and accompanying notes thereto. Due to the fact that the Exchange and certain related transactions occurred subsequent to December 31, 1994, the pro forma financial information presented herein is not necessarily indicative of the results or balances that would have been attained had the Exchange actually taken place prior to December 31, 1994 and the actual adjustments and balances may vary from those presented in the unaudited Pro Forma Condensed Balance Sheet. However, management believes that any differences between actual adjustments and pro forma adjustments will not have a material impact on the pro forma financial statements.

PRO FORMA CONDENSED STATEMENT OF OPERATIONS

    The unaudited Pro Forma Condensed Statement of Operations is based upon the Company's historical consolidated statement of operations for the year ended December 31, 1994, after giving effect to the pro forma adjustments described in the footnotes hereto as if the Exchange had been consummated on January 1, 1994.

    The pro forma adjustments described herein are based upon currently available information and upon certain assumptions that the Company believes are reasonable under current circumstances and which are described herein. The unaudited Pro Forma Condensed Statement of Operations should be read in conjunction with the historical consolidated financial statements and accompanying notes thereto. The Pro Forma Condensed Statement of Operations is not necessarily indicative of what actual results of operations would have been for the respective period presented had the Exchange actually taken place on January 1, 1994 and does not purport to project the Company's results of operations for any future period.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                 PRO FORMA CONDENSED BALANCE SHEET (UNAUDITED)
                               DECEMBER 31, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                       EXCHANGE     DECEMBER 31,
                                                                                      PRO FORMA       1994 PRO
                                                                          ACTUAL     ADJUSTMENTS      FORMA AS
                                                                           1994     DEBIT/(CREDIT)    ADJUSTED
                                                                        ----------  --------------  ------------
Current assets:
  Cash and cash equivalents...........................................  $    1,340  $     (300)(B)   $    1,040
  Receivables, net....................................................      24,841                       24,841
  Inventories.........................................................      20,347                       20,347
  Restricted cash and investment securities, securities available for
   sale, prepaid expenses and other current assets....................       6,755                        6,755
                                                                        ----------                  ------------
    Total current assets..............................................      53,283                       52,983
Net investment in sales-type and direct financing leases..............      14,807                       14,807
Property, plant and equipment, net....................................      11,595                       11,595
Other non-current assets..............................................       4,921      (1,393)(A)        3,828
                                                                                           300(B)
Intangible assets, net................................................      47,518                       47,518
                                                                        ----------                  ------------
                                                                        $  132,124                   $  130,731
                                                                        ----------                  ------------
                                                                        ----------                  ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt and accounts payable..............  $    9,641                   $    9,641
  Accrued expenses and other current liabilities......................      14,066        (620)(A)       14,686
                                                                        ----------                  ------------
    Total current liabilities.........................................      23,707                       24,327
                                                                        ----------                  ------------
Long-term debt........................................................      91,803      28,245(A)        77,681
                                                                                       (14,123)(A)
Other non-current liabilities.........................................       7,285                        7,285
                                                                        ----------                  ------------
                                                                            99,088                       84,966
                                                                        ----------                  ------------
Minority interests in consolidated subsidiaries and mandatorily
 redeemable equity securities.........................................      11,567                       11,567
                                                                        ----------                  ------------
Common stock and other stockholders' equity (deficit):
  Preferred stock
  Common stock........................................................         142         (13)(A)          155
  Capital in excess of par value......................................      58,703      (3,673)(A)       62,376
  Accumulated deficit.................................................     (61,922)     (8,423)(A)      (53,499)
  Treasury stock, unrealized holding gains from securities available
   for sale and other equity..........................................         839                          839
                                                                        ----------                  ------------
    Total non-redeemable preferred stock, common stock and other
     stockholders' (deficit) equity...................................      (2,238)                       9,871
                                                                        ----------                  ------------
                                                                        $  132,124                   $  130,731
                                                                        ----------                  ------------
                                                                        ----------                  ------------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO PRO FORMA CONDENSED BALANCE SHEET (UNAUDITED)
                               DECEMBER 31, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 -- The Exchange pro forma adjustments assume the surrender of $28,245 in principal amount of Debentures in exchange for an aggregate of $14,123 in principal amount of the Company's newly-created 15% Debentures and 1,340,441 of Common Stock. The Exchange pro forma adjustments are made as follows:

(A) Reflects the surrender of $28,245 of Debentures in exchange for an aggregate of $14,123 in principal amount of the Company's newly created 15% Debentures and 1,340,441 shares of Common Stock ($2.75/share) and the corresponding extraordinary gain on retirement of debt of $10,436. The extraordinary gain is recorded net of $1,393, comprising the write-off of approximately 47% of the unamortized Debenture debt issue costs and net of $620, the effective tax rate applicable to the Exchange.

(B) Reflects the use of cash to pay $300 of debt issue costs in connection with the Company's newly created 15% Debentures.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                          YEAR ENDED DECEMBER 31, 1994
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                          EXCHANGE
                                                                                         PRO FORMA
                                                                                        ADJUSTMENTS     PRO FORMA
                                                                              1994     DEBIT/(CREDIT)  AS ADJUSTED
                                                                            ---------  --------------  -----------
Income from operations....................................................  $  12,591                   $  12,591
                                                                            ---------                  -----------
Other income (expenses):
  Interest income.........................................................      2,526                       2,526
  Interest expense........................................................     (8,690) $    (122)(D)       (8,638)
                                                                                              70(E)
  Other, net..............................................................      1,136                       1,136
                                                                            ---------                  -----------
                                                                               (5,028)                     (4,976)
                                                                            ---------                  -----------
Income before income taxes and extraordinary item.........................      7,563                       7,615
Provision for income taxes................................................      1,886         20(F)         1,906
                                                                            ---------                  -----------
Income before extraordinary item..........................................      5,677                       5,709
Extraordinary item-gain on early retirement of debt.......................                (8,226)(C)        8,226
                                                                            ---------                  -----------
Net Income................................................................      5,677                      13,935
Dividends on mandatorily redeemable preferred stock.......................        874                         874
                                                                            ---------                  -----------
Net income applicable to common stock.....................................  $   4,803                   $  13,061
                                                                            ---------                  -----------
                                                                            ---------                  -----------
Income per common share assuming no dilution:
  Income before extraordinary item........................................  $     .34                   $     .32
  Extraordinary item......................................................                                    .53
                                                                            ---------                  -----------
    Net income per common share assuming no dilution......................  $     .34                   $     .85
                                                                            ---------                  -----------
                                                                            ---------                  -----------
Income per common share assuming full dilution:
  Income before extraordinary item........................................  $     .22                   $     .21
  Extraordinary item......................................................                                    .32
                                                                            ---------                  -----------
    Net income per common share assuming full dilution....................  $     .22                   $     .53
                                                                            ---------                  -----------
                                                                            ---------                  -----------
Weighted average common shares outstanding assuming no dilution...........     14,069                      15,409
                                                                            ---------                  -----------
                                                                            ---------                  -----------
Weighted average common shares outstanding assuming full dilution.........     24,099                      25,439
                                                                            ---------                  -----------
                                                                            ---------                  -----------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO PRO FORMA CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                          YEAR ENDED DECEMBER 31, 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 -- The Exchange pro forma adjustments assume the surrender of $28,245 in principal amount of Debentures in exchange for an aggregate of $14,123 in principal amount of the Company's newly-created 15% Debentures and 1,340,441 of Common Stock. The Exchange pro forma adjustments are made as follows:

(C) Reflects the extraordinary gain of $10,436 on the extinguishment of debt due to the Exchange of $28,245 in principal amount of Debentures for an aggregate of $14,123 in principal amount of 15% Debentures and 1,340,441 shares of Common Stock ($2.75/share). The extraordinary gain is recorded net of $1,590, comprising the write-off of approximately 47% of the unamortized Debenture debt issue costs and net of $620, the effective tax rate applicable to the Exchange.

(D) Reflects the elimination of approximately 47% of the amortization of Debenture debt issue costs of $197, net of additional amortization of debt issue costs of $75 incurred with the Exchange.

(E) Reflects additional interest expense of $2,118 incurred on the $14,123 of 15% Debentures, net of the elimination of interest expense of $2,048 related to the $28,245 of Debentures which is assumed to have been retired in connection with the Exchange.

(F) Reflects the tax effect on items (D) and (E) above, calculated at the statutory rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers and directors of the Company and executive officers of IMED are as follows:

NAME                                       AGE                         POSITION WITH COMPANY AND IMED
-------------------------------------      ---      --------------------------------------------------------------------
Jeffry M. Picower....................          52   Director, Chairman of the Board and Chief Executive Officer;
                                                     Chairman of the Board -- IMED
Joseph W. Kuhn.......................          34   President, Chief Financial Officer, Treasurer and Secretary;
                                                     President, Treasurer and Secretary -- IMED
Anthony Cerami (1)(2)................          54   Director
Norman M. Dean (1)(3)................          74   Director
Henry Green..........................          52   Director
Richard B. Kelsky (2)(3).............          39   Director

------------------------
(1)  Member of Audit Committee

(2)  Member of Acquisition Committee

(3)  Member of Compensation Committee

    JEFFRY M. PICOWER -- Mr. Picower was a Director, Vice President and Assistant Treasurer of the Company from September 1988 to March 1989 and Vice Chairman from December 1988 to June 1989. Mr. Picower was re-elected as a Director and Co-chairman of the Board on March 8, 1993 and became Chairman of the Board on May 4, 1993. Mr. Picower has been Chief Executive Officer since September 7, 1993. He has, since 1984, been Chairman of the Board and Chief Executive Officer of Monroe Systems for Business, Inc. ("Monroe"), a world-wide office equipment, distribution and service organization. Mr. Picower has been a director of Physician Computer Network, Inc. ("PCN") since January 1994 and Chairman of the Board since June 1994. PCN, a corporation whose principal shareholder is Mr. Picower, operates a computer network linking its office-based physician members to health care organizations.

    JOSEPH W. KUHN -- Mr. Kuhn was appointed President of the Company and IMED in January 1995. Since August 1993, Mr. Kuhn has been Chief Financial Officer, Treasurer and Secretary of the Company and Treasurer and Secretary of IMED. From August 1993 to January 1995, Mr. Kuhn was Vice President of the Company and Executive Vice President of IMED. Mr. Kuhn was Corporate Controller of the Company from January 1990 to August 1993. Mr. Kuhn joined Controlled Therapeutics Corporation ("CTC") (a development stage pharmaceutical company and a former subsidiary of the Company) in September 1989 and was its Corporate Controller through December 1991. From 1983 to 1989, Mr. Kuhn held positions of increasing responsibility, including senior manager, with Price Waterhouse, a public accounting firm. From 1982 to September 1983, Mr. Kuhn was employed by Main Hurdman, a public accounting firm. Mr. Kuhn holds a B.A. degree from Rutgers University and is a Certified Public Accountant.

    ANTHONY CERAMI, PH.D. -- Dr. Cerami was first elected to the Board of Directors of the Company in March 1989. He has been President of The Picower Institute for Medical Research since October 1991. Dr. Cerami was Dean, Graduate and Postgraduate Studies at The Rockefeller University from 1986 through January 1991 and was a Professor at The Rockefeller University from 1978 until October 1991. He is an editor of the JOURNAL -- MOLECULAR MEDICINE and is on the editorial boards of several biomedical journals. He has been an author of numerous publications covering many aspects of medical biochemistry. He holds a B.S. from Rutgers University and a Ph.D. from The Rockefeller University. Dr. Cerami is Chairman of the Scientific Advisory Board and a director of Alteon.

    NORMAN M. DEAN -- Mr. Dean was first elected to the Board of Directors of the Company in March 1989. Mr. Dean has been a director and President of Foothills Financial Corporation, a venture capital company, since January 1985 and Chairman of the Board of Miller Diversified Corp. since May 1990.

    HENRY GREEN -- Mr. Green was President and Chief Operating Officer of the Company from September 1990 to March 1993 and has been a director of the Company since 1991. Mr. Green was also President and Chief Executive Officer of CTC from February 1991 to December 1992. Mr. Green became an employee of PCN in March 1993 and Chief Executive Officer in June 1994. Mr. Green was elected President of PCN in May 1993 and Chief Executive Officer in June 1994. He was elected as a director of PCN in July 1993. From 1988 to September 1990, Mr. Green was Vice President of Johnson & Johnson International. From 1981 to 1988, Mr. Green was President of Vistakon, Inc., a subsidiary of Johnson & Johnson. Mr. Green holds a B.S. and an M.B.A. from Drexel University.

    RICHARD B. KELSKY -- Mr. Kelsky has been a Director of the Company since June 1989. Since 1984, Mr. Kelsky has been Vice President and General Counsel of Monroe. Mr. Kelsky has been a director of PCN since January 1992.

    Directors are elected for terms of one year and until their successors are duly elected and have qualified. There are no family relationships among the above directors.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table provides certain summary information concerning compensation paid or accrued by the Company and IMED to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined for and as of the end of 1994) (the "Named Executive Officers") for the years ended December 31, 1992, 1993 and 1994:

                           SUMMARY COMPENSATION TABLE

                                                               ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                       -----------------------------------  ----------------------------------
                                                                             OTHER ANNUAL      SECURIITES         ALL OTHER
                                                        SALARY               COMPENSATION      UNDERLYING       COMPENSATION
                                              YEAR        ($)     BONUS ($)     ($)(2)           OPTIONS           ($)(3)
                                            ---------  ---------  ---------  -------------  -----------------  ---------------
Jeffry M. Picower (1) ....................       1994          0          0       12,500                0                 0
 Chairman of the Board and                       1993          0          0        7,895                0                 0
 Chief Executive Officer

Joseph W. Kuhn ...........................       1994    135,500     40,650        9,250                0             2,063
 President, Chief Financial Officer,             1993    138,627          0      104,376                0             2,222
 Treasurer and Secretary;                        1992    131,183     30,000      185,208                0             1,964
 President, Treasurer and
 Secretary -- IMED

------------------------
(1) Mr. Picower does not receive an annual salary or bonus from the Company. "Other Annual Compensation" for Mr. Picower represents compensation earned as a director. See "Compensation of Directors."

(2) "Other Annual Compensation" includes annual compensation, other than salary or bonus, including perquisites and other personal benefits where such exceed the lesser of $50,000 or 10% of the Named Executives Officer's annual salary and bonus. In the amounts reported for 1994, Mr Kuhn received supplemental income for the use of a vehicle valued at $9,250. In the amounts reported for 1993, Mr. Kuhn received supplemental income of $67,750 and cancellation of a $35,543 loan in connection with his acceptance of employment as the Company's Chief Financial Officer and the use of a vehicle valued at $1,083. In the amount reported for 1992, Mr. Kuhn received payments to or on his behalf totaling $124,226 and $60,982 for relocation expenses and tax liabilities on the relocation expenses, respectively.

(3) The respective amounts reported as "All Other Compensation" for Mr. Kuhn represent contributions made by the Company to the Company's 401(K) Plan on behalf of Mr. Kuhn to match pre-tax elective deferral contributions (included under salary) made by Mr. Kuhn to such plan.

EMPLOYMENT AGREEMENTS

    Mr. Kuhn is employed by the Company and IMED as President pursuant to an employment agreement providing for a base salary of $175,000. The agreement provides that, upon termination of his employment by the Company other than for cause, Mr. Kuhn will receive an amount, to be paid over a six-month period commencing with the date his employment terminates, equal to six months' salary, which amount will be reduced by any salary or compensation that Mr. Kuhn receives from any other sources during such six-month period. In addition, subject to certain conditions, the option to purchase shares of common stock previously granted to Mr. Kuhn will become fully vested when his employment terminates. From September 1993 through December 1994, Mr. Kuhn was employed by the Company as Chief Financial Officer and by IMED as Executive Vice President pursuant to an employment agreement providing for a base salary of $135,500.

    During 1994, Mr. Kuhn received a performance bonus of $40,650 pursuant to his employment contract.

    In connection with Mr. Kuhn's acceptance of employment as the Company's Chief Financial Officer on September 1, 1993, he received supplemental income of $67,750 and the cancellation of a $35,543 loan made by the Company to Mr. Kuhn in connection with his relocation to California in 1990.

STOCK-BASED BENEFIT PLANS

STOCK OPTION PLAN

    The Company's Stock Option Plan (the "Option Plan"), was originally adopted by the Board of Directors on December 27, 1988. The Option Plan in its first amended and restated form was adopted by the Board of Directors on July 12, 1990 and became effective on September 7, 1990. The Option Plan in it second amended and restated form was adopted by the Board of Directors on June 30, 1992. The Option Plan in its third amended and restated form was approved by the Board of Directors and became effective on June 28, 1994. Under the Option Plan, incentive stock options ("ISOs"), as provided in Section 422 of the Internal Revenue Code, may be granted to key employees of the Company and its subsidiaries, and nonqualified stock options ("NQSOs") may be granted to key employees, directors (except directors eligible to participate in the Directors
Plan), and officers of the Company, its subsidiaries or affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of the Company's common stock that may be issued under the Option Plan is 1,700,200. The number of shares of common stock which remained available for issuance under the Option Plan was 1,638,680 of which 1,107,305 are subject to currently outstanding options. The number of shares of common stock available under the Option Plan will be reduced on a share for share basis in respect of each share issued other than under the Option Plan to persons eligible to participate in the Option Plan. In the event of a change in the capitalization of the Company which affects the common stock, the Committee may make proportionate adjustments to the number of shares of common stock for which options may be granted and the number and exercise price of shares of common stock subject to outstanding options. Options may not be granted under the Stock Option Plan after December 27, 1998.

    The Option Plan provides for administration by a committee appointed by the Board of Directors (the "Committee"). No member of the Committee is eligible to receive options under the Option Plan. The Committee has authority, subject to the terms of the Option Plan, to determine the individuals to whom options may be granted, the exercise price and number of shares of common stock subject to each option, whether the options granted to employees are to be ISOs, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option.

    Pursuant to the Option Plan, the purchase price of shares of common stock subject to ISOs must be not less than the fair market value of the common stock at the date of the grant; provided, that the purchase price of shares subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of the Company or any parent or subsidiary of the Company ("Ten Percent Shareholder") must be not less than 110% of the fair market value of the common stock at the date of the grant. With respect to NQSOs, the purchase price of shares will be determined by the Committee at the time of the grant, but will not be less than the par value of a share of common stock. The maximum term of an option may not exceed 10 years from the date of grant, except with respect to ISOs granted to Ten Percent

Shareholders which must expire within five years of the date of grant. Options granted vest and become exercisable as determined by the Committee. The
Committee will limit the grant so that no more than 250,000 shares of common stock (subject to certain adjustments) may be awarded to any one employee in any calendar year. During the lifetime of an optionee, his or her options may be exercised only by such optionee. Options are not transferable other than by will or by the laws of descent and distribution.

    Payment of the purchase price for the shares of common stock to be received upon exercise of an option may be made in cash, in shares of common stock or in any combination thereof. In addition, the Committee may, pursuant to the terms of the stock option agreement between the optionee and the Company, provide for payment of the purchase price by promissory note or by any other form of consideration permitted by law.

    Options granted to participants under the Option Plan are subject to forfeiture under certain circumstances in the event an optionee is no longer employed by or performing services for the Company. In the event an optionee is terminated for cause, all unexercised options held by such optionee (whether or not vested) expire upon such termination. If an optionee is no longer an Officer, Director or Employee (as defined in the Option Plan) other than as the result of having been terminated for cause, all unvested options expire at such time and all vested options expire twelve months thereafter, unless by their terms such options expire sooner.

    In the event of a change in control, as defined in the Option Plan, unless otherwise determined by the Committee at the time of grant or by amendment (with the holder's consent) of such grant, all options not vested on or prior to the effective time of any such change of control shall immediately vest as of such effective time.

    No options were granted under the Option Plan in 1994 to any director of the Company or Named Executive Officer.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1994
                   AND OPTION VALUES AS OF DECEMBER 31, 1994

                                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                           UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                                                            OPTIONS AT 12/31/94          AT 12/31/94 ($)(1)
                                      SHARES ACQUIRED   VALUE REALIZED   --------------------------  --------------------------
                                        ON EXERCISE           ($)        EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                     -----------------  ---------------  -----------  -------------  -----------  -------------
Jeffry M. Picower..................              0                 0              0             0             0             0
Joseph W. Kuhn (2).................              0                 0         19,200        10,800             0             0

------------------------
(1) Calculated based on the excess of the closing price of the Company's common stock on December 31, 1994 ($2.00) as reported in the American Stock Exchange Composite Transactions published in The Wall Street Journal over the option exercise price.

(2) On January 5, 1995, the Company cancelled the options to acquire 30,000 shares of common stock owned by Mr. Kuhn and granted Mr. Kuhn an option to acquire 125,000 shares of common stock ($1.8125 per share).

DIRECTORS PLAN

    The Company's Non-Qualified Stock Option Plan for Non-Employee Directors (the "Directors Plan"), a separate plan pursuant to which it grants NQSOs to its non-employee directors, was originally adopted by the Board on July 12, 1990 and became effective on September 7, 1990. The Directors Plan in its amended and restated form was adopted by the Board of Directors and became effective on June 30, 1992. The Directors Plan in its second amended and restated form was approved by the Board of Directors and became effective on June 28, 1994. Directors who are eligible participants in the Directors Plan are not eligible to receive awards under the Option Plan. An aggregate of 250,000 shares of the Company's common stock may be issued under the Directors Plan. The number of shares of common stock which remained available for issuance under the Directors Plan was 240,000, of which 62,000 are subject to currently outstanding options.

The number of shares of common stock available under the Directors Plan will be reduced on a share for share basis in respect of each share issued other than under the Directors Plan to persons eligible to participate in the Directors Plan. In the event of a change in the capitalization of the Company which affects the common stock, the committee which administers the Directors Plan (the "Plan Committee") may make proportionate adjustments to the number of shares of common stock for NQSOs which may be granted and to the number and exercise price of shares of common stock subject to outstanding NQSOs. NQSOs may not be granted under the Directors Plan after September 7, 2000.

    The Plan Committee consists of at least two individuals who are not eligible to participate in the Directors Plan. The Plan Committee has the authority to administer all aspects of the Directors Plan other than (i) the grant of NQSOs;
(ii) the number of shares of common stock subject to NQSOs; (iii) the rate at which options granted thereunder vest and become first exercisable; and (iv) the price at which each share covered by a NQSO may be purchased, all of which are determined automatically under the Directors Plan.

    On September 10, 1990, initial grants of NQSOs covering 12,000 shares of common stock were made automatically under the Directors Plan to each of the Company's three non-employee directors. An initial grant of NQSOs covering 12,000 shares of common stock also will be made automatically to any person who becomes an eligible participant after September 10, 1990, on the business day following such person's election to the Board of Directors. During the term of the Directors Plan, additional grants of NQSOs covering 12,000 shares of common stock will be made to each participant in the Directors Plan every three years on the anniversary of such person's initial NQSO grant. The NQSOs granted under the Directors Plan will vest and become exercisable at the rate of 4,000 for every twelve month period of continuous service on the Board, provided that the optionee is still a member of the Board on that date. For purposes of vesting, participants will receive credit for any period of continuous service prior to September 7, 1990. The term of each NQSO is five years from the date of grant. During the lifetime of an optionee, his or her NQSOs may be exercised only by the optionee and the NQSOs are not transferable other than by will or by the laws of descent and distribution. NQSOs granted under the Directors Plan which have not yet vested are subject to termination if the optionee ceases to be a director or becomes an employee of the Company and all NQSOs which have vested expire twelve months after such change in status, unless by their terms such NQSOs expire sooner. In the event that an optionee is removed from the Board for cause, all unexercised NQSOs, whether or not vested, expire upon such removal.

    The purchase price of shares of common stock subject to NQSOs is the fair market value of the common stock on the date of the grant. Payment for the shares of Common Stock to be received by a optionee upon exercise of a NQSO may be in cash or in shares of common stock. In addition, the Plan Committee may provide in such optionee's stock option agreement for payment of the purchase price by promissory note or any other form of consideration permitted by law.

    In the event of a change in control, as defined in the Directors Plan, all NQSOs not vested on or prior to the effective time of any such change in control shall immediately vest as of such effective time.

COMPENSATION OF DIRECTORS

    The Company's current policy is to compensate members of its Board of Directors who are not employees of the Company at the annual rate of $10,000 plus options to purchase 4,000 shares of the Company's Common Stock pursuant to the Directors Plan. See "Stock-Based Benefit Plans Directors Plan." Travel and accommodation expenses of directors incurred in connection with meetings are reimbursed by the Company.

    In March 1993, the Company and Mr. Green entered into a consulting agreement with a three year term, expiring on March 15, 1996, and providing for the payment to Mr. Green of consulting fees in the amount of $100,000 annually. Mr. Green does not currently receive the $10,000 annual director's compensation or the option to purchase the Company's common stock pursuant to the Directors Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The table below sets forth, as of March 30, 1995, information regarding the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers who still hold an office with the Company and/or its subsidiaries, and (iv) all directors and officers of the Company as a group. Unless otherwise stated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.

                                                                                           SHARES
                                                                                        BENEFICIALLY    PERCENTAGE OF
                                                                                            OWNED         TOTAL (1)
                                                                                       ---------------  -------------
Jeffry M. Picower ...................................................................    20,655,510(2)        66.9%
 South Ocean Blvd.
 Palm Beach, FL 33480
FMR Corporation .....................................................................     1,557,062(3)         5.0
 Devonshire Street
 Boston, MA 02109
Anthony Cerami.......................................................................        21,159(4)        *
Norman M. Dean.......................................................................        16,000(4)        *
Henry Green..........................................................................         5,000           *
Richard B. Kelsky....................................................................        92,100(4)        *
Joseph W. Kuhn.......................................................................             0           *
All directors and officers as a group (6 individuals)................................    20,789,769(5)        67.3

------------------------
*    Less than 1%

(1) Based on 14,069,861 shares of Common Stock outstanding, which does not include the shares of Common Stock issuable upon conversion of the Debentures or the exercise of the warrants or options or the conversion of Convertible Preferred Stock or the conversion of the Convertible Notes described below in footnotes (2) through (5). However, in computing the respective percentages of the Common Stock beneficially owned by the holders described in footnotes (2) through (5), the shares of Common Stock subject to the warrant, option or conversion privileges described therein were deemed outstanding.

(2) The total for Mr. Picower includes (i) 1,379,600 shares of Common Stock owned by Decisions, (ii) 357,100 shares of Common Stock owned by JA Special Partnership Limited (the "Partnership"), (iii) 267,099 shares of Common Stock issuable upon the conversion of an aggregate of 333,000 shares of Convertible Preferred Stock owned by Mr. Picower (166,674 shares), Decisions (30,317 shares) and the Partnership (136,009), (iv) 6,000,000 shares of Common Stock issuable upon conversion of the $6,000,000 Convertible Note owned by Decisions and (v) 10,483,870 shares of Common Stock issuable upon conversion of the $6,500,000 Convertible Note owned by Decisions. The shares of Convertible Preferred Stock owned by Mr. Picower, Decisions and the Partnership, collectively, represent 100% of the issued and outstanding shares of Convertible Preferred Stock. Mr. Picower is the sole stockholder and sole director of Decisions and the sole general partner of the Partnership and, as such, shares or has the sole power to vote or direct the vote of and to dispose or direct the disposition of such shares of Common Stock and may be deemed to be the beneficial owner of such shares.

(3) The total for FMR Corp. includes 1,557,062 shares beneficially owned by Fidelity Management & Research Company, as a result of its serving as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940 and serving as investment advisor to certain other funds which are generally offered to limited groups if investors. The number of shares beneficially owned by Fidelity Management & Research Company includes 1,557,062 shares as a result of the assumed conversion of $28,245,000 principal amount of the debentures at a conversion price of $18.14 per share. FMR Corp. has sole voting power with respect to zero shares and sole dispositive power with respect to 1,557,062 shares.

(4) The total for each of Dr. Cerami and Messrs. Dean and Kelsky includes currently exercisable options on 16,000, 12,000 and 10,000 shares of Common Stock, respectively, under the Directors Plan. In addition, Dr. Cerami owns beneficially 741 shares of 10% Preferred Stock.

(5) The total includes currently exercisable options on 38,000 shares under the Directors Plan. In addition, all directors and officers as a group own an aggregate of 741 shares of 10% Preferred Stock, which represent less than 1% of the outstanding shares of 10% Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On January 4, 1994, the Company issued a secured promissory note to Decisions in the amount of $6,000,000, the proceeds of which were used to repay principal to Aeneas Venture Corporation ("Aeneas"). The note bears interest at 7% and is payable on the earlier of January 4, 2001 or on demand by Decisions provided the repayment is generated by net income of the Company exclusive of IMED, any borrowing or debt or equity offering by the Company, or funds available through distribution from affiliates, including IMED. The principal portion of the note is convertible at the option of the holder into 6,000 shares of the Company's common stock at a conversion price of $1.00 per share (subject to antidilution protection). The Decisions Note is secured by a first priority security interest in all of the Company's assets subject to the rights of GECC under the Amended Loan Agreement.

    On August 12, 1994, the Company issued the Note and borrowed $6,500,000 from Decisions. The proceeds of the loan were used to (i) pay all indebtedness to Aeneas in the amount of $3,188,000, (ii) make the July 15, 1994 interest payment on the Company's 7% convertible subordinated debentures ("Debentures") in the amount of $2,187,000 and (iii) pay other obligations of the Company. The payment of the interest due on the Debentures cured Advanced Medical's default in its payment of interest. The payment of all indebtedness owed by Advanced Medical to Aeneas released Advanced Medical from its obligations under a letter agreement with Aeneas thereby removing the restrictions imposed therein on Advanced Medical's use of its available cash. The Note is payable on January 4, 2001 and has an annual interest rate of 9%. Interest on the principal is due on June 30 and December 31 of each year. In regards to security, the Note ranks pari passu with the Decisions Note. The Note is convertible, at the option of the holder, into up to 10,483,870 shares of Common Stock at a conversion price of $.62 per share (subject to antidilution protection). Any shares of Common Stock converted cannot be sold into the public market prior to August 12, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report.

    1.  FINANCIAL STATEMENTS:

    The following financial statements of Advanced Medical, Inc. and its subsidiaries are included in Part II, Item 8 of this report, on the following pages:

                                                                                                     PAGE
                                                                                                   ---------
Report of Independent Accountants................................................................     25
Consolidated balance sheets at December 31, 1993 and 1994........................................     26
Consolidated statements of (loss) income for the years ended December 31, 1992,
 1993 and 1994...................................................................................     27
Consolidated statements of cash flows for the years ended December 31, 1992,
 1993 and 1994...................................................................................     28
Consolidated statements of stockholders' equity (deficit) for the period from December 31, 1991
 to December 31, 1994............................................................................     29
Notes to consolidated financial statements.......................................................     30

    2.  FINANCIAL STATEMENT SCHEDULES:

    Schedule III -- Condensed Financial Information of Advanced Medical, Inc. as of December 31, 1993 and 1994 and for the three years ended December 31, 1994.

    Schedule VIII -- Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 1994.

    All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.

    3.  EXHIBITS.

 EXHIBIT
   NO.
---------
     2.1      --      Asset  Sale Agreement dated October 28,  1991 by and among IMED  Limited, IMED France S.N.C., IMED
                       Medizintechnik GmbH, Kabi  Pharmacia Limited, Pharmacia  France S.A., Kabi  Pharmacia GmbH,  Kabi
                       Pharmacia AB and IMED. (Incorporated by reference to Exhibit 2-10 to the Company's report on Form
                       10-Q for the quarter ended September 30, 1991 (the "September 30, 1991 10-Q").)*
     2.2      --      Asset  Sale Agreement dated October 28, 1991 by  and among IMED, IMED France S.N.C., and Pharmacia
                       France S.A. (Incorporated by reference to Exhibit 2-11 to the September 30, 1991 10-Q.)
     2.3      --      Letter dated October 28, 1991 by and among IMED Limited, IMED France, S.N.C., IMED  Medizintechnik
                       GmbH,  Kabi Pharmacia GmbH and  Kabi Pharmacia AB. (Incorporated by  reference to Exhibit 2-12 to the September 30, 1991 10-Q.)
     3.1      --      Certificate of  Incorporation of  the Company  and form  of Certificate  of Incorporation  of  the
                       Company,  as amended. (Incorporated by reference to  Exhibit 3.1(a) to the Prospectus/Joint Proxy
                       Statement, dated March  3, 1989,  of Fidata Corporation,  Advanced Medical,  Inc. and  Controlled
                       Therapeutics  Corporation included and forming part of  the Registration Statement on Form S-4 of
                       Advanced Medical (the "Prospectus/Joint Proxy Statement").)
     3.2      --      By-Laws of  the  Company,  as  amended.  (Incorporated by  reference  to  Exhibit  3.1(b)  to  the
                       Prospectus/Joint Proxy Statement.)
     3.3      --      Amendments  to  Articles First  and Fourth  of the  Restated Certificate  of Incorporation  of the
                       Company. (Incorporated by reference to Exhibits A  and B to the Company's Proxy Statement,  dated
                       August  15,  1990, for  its  Special Meeting  of  Stockholders held  on  September 7,  1990) [the
                       "September 1990 Proxy Statement"].)

 EXHIBIT
   NO.
---------
     3.4      --      Amendment to  Article  Fourth  of  the  Restated Certificate  of  Incorporation  of  the  Company.
                       (Incorporated  by reference to Annex  III to the Company's Proxy  Statement, dated July 25, 1994, for its Special Meeting of Stockholders held on August 11, 1994.)
     4.1      --      Form of Certificate  of Voting Powers,  Designation, Rights, Preferences  and Restrictions of  10%
                       Cumulative  Preferred Stock. (Incorporated by reference to  Appendix A to Prospectus/ Joint Proxy
                       Statement.)
     4.2      --      Loan Agreement, dated as of April  2, 1990, by and among  IMED, as borrower, and General  Electric
                       Capital Corporation ("GECC"), as agent and lender. (Incorporated by reference to Exhibit 10(a) to the April 17, 1990 8-K.)
     4.3      --      Form  of  Certificates of  Voting  Powers, Designation,  Rights,  Preferences and  Restrictions of
                       Convertible Preferred Stock. (Incorporated by reference to the Company's report on Form 10-K  for the year ended December 31, 1990 (the "1990 10-K").)
     4.4      --      Registration  Rights Agreement, dated as of March 26, 1991, by and among the Company, Mr. Picower,
                       Decisions and  JA  Special  Limited  Partnership,  regarding  the  Convertible  Preferred  Stock.
                       (Incorporated by reference to Exhibit 10.10(a) to the 1990 10-K.)
     4.5      --      Common  Stock Purchase  Warrant, dated July  29, 1991,  for 25,000 shares  of Common  Stock of the
                       Company issued by the Company and registered in the name of MMV II. (Incorporated by reference to
                       Exhibit 19-3(a) to the  Company's report on Form  10-Q for the quarter  ended June 30, 1991  (the
                       "June 30, 1991 10-Q").)
     4.6      --      Registration  Rights  Agreement, dated  July 29,  1991, by  and  between MMV  II and  the Company.
                       (Incorporated by reference to Exhibit 19-3(b) to the June 30, 1991 10-Q.)
     4.7      --      Indenture to U.S. Trust Company California,  N.A., Trustee, dated January 30, 1992.  (Incorporated by  reference to  Exhibit 4.26 to  the Company's Annual  Report on  Form 10-K for  the year ended
                       December 31, 1991 [the "1991 10-K"].)
     4.8      --      Letter Agreement, dated  as of  December 27, 1993,  by and  between Mr. Picower  and the  Company.
                       (Incorporated  by reference to  Exhibit 1 to the  Company's report on Form  8-K dated January 12,
                       1994 ["January 12, 1994 8-K"].)
     4.9      --      Promissory Note dated January 4, 1994 issued  to Decisions. (Incorporated by reference to  Exhibit
                       4.33  to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 [the "1993
                       10-K"].)
     4.10     --      Promissory Note, dated August 12, 1994, issued to Decisions. (Incorporated by reference to Exhibit
                       99.3 to the June 30, 1994 10-Q.)
     4.11     --      Modification Agreement  dated  February  3,  1995,  by  and  between  the  Company  and  Decisions
                       Incorporated.
     4.12     --      Exchange  Agreement, dated  February 3, 1995,  by and  among the Company  and Fidelity Convertible
                       Securities Fund and Fidelity Select Healthcare Fund.
    10.1      --      Amended and Restated 1988 Stock Option Plan of the Company. (Incorporated by reference to  Exhibit
                       C to the September 1990 Proxy Statement.)
    10.2      --      1988  Stock Purchase  Plan of the  Company. (Incorporated by  reference to Exhibit  10.1(c) to the
                       Prospectus/Joint Proxy Statement.)
    10.3      --      1990 Non-Qualified Stock  Option Plan for  Non-Employee Directors. (Incorporated  by reference  to
                       Exhibit D to the September 1990 Proxy Statement.)
    10.4      --      Security  Agreement, dated April 2, 1990, by IMED  in favor of GECC. (Incorporated by reference to
                       Exhibit 10-14 to the March 31, 1990 10-Q.)
    10.5      --      Limited Recourse Guaranty, dated April 2, 1990, by the Company in favor of GECC. (Incorporated  by reference to Exhibit 10-15 to the March 31, 1990 10-Q.)
    10.6      --      Security  Agreement,  dated April  2, 1990,  by the  Company  in favor  of GECC.  (Incorporated by reference to Exhibit 10-16 to the March 31, 1990 10-Q.)

 EXHIBIT
   NO.
---------
    10.7      --      Stock Pledge Agreement, dated April  2, 1990, by and among  the Company, IMED, IMED Nominee,  Inc.
                       and  GECC regarding the pledge by the Company to GECC  of the stock of IMED owned by the Company.
                       (Incorporated by reference to Exhibit 10-17 to the March 31, 1990 10-Q.)
    10.8      --      Warrant Purchase Agreement, dated April 2, 1990, between IMED and GECC. (Incorporated by reference to Exhibit 10-18 to the March 31, 1990 10-Q.)
    10.9      --      Warrant to Purchase  Common Stock  of IMED,  dated April 2,  1990. (Incorporated  by reference  to
                       Exhibit 10-19 to the March 31, 1990 10-Q.)
    10.10     --      Secured  Promissory Note, dated March 30, 1992 made by Richard D. Propper in favor of the Company.
                       (Incorporated by reference to Exhibit 19.1 to the  Company's report on Form 10-Q for the  quarter ended March 31, 1992 [the "March 31, 1992 10-Q"].)
    10.11     --      Settlement  Agreement, dated May 13, 1992, by and between Rouse & Associates -- 380 Commerce Drive
                       Limited Partnership  and  Controlled  Therapeutics Corporation.  (Incorporated  by  reference  to
                       Exhibit  19.2 to  the Company's report  on Form 10-Q  for the  quarter ended March  31, 1992 [the
                       "March 31, 1992 10-Q"].)
    10.12     --      Release, dated May  13, 1992,  by and between  Rouse &  Associates -- 380  Commerce Drive  Limited
                       Partnership  and Controlled Therapeutics Corporation. (Incorporated  by reference to Exhibit 19.3 to the Company's report on Form  10-Q for the quarter ended March  31, 1992 [the "March 31,  1992
                       10-Q"].)
    10.13     --      Escrow  Agreement I, dated  May 13, 1992,  by and among  Rouse & Associates  -- 380 Commerce Drive
                       Limited Partnership  and Controlled  Therapeutics  Corporation, Richard  S. Hannye,  Esquire  and
                       Thomas  C. Zielinski, Esquire. (Incorporated by reference to Exhibit 19.4 to the Company's report on Form 10-Q for the quarter ended March 31, 1992 [the "March 31, 1992 10-Q"].)
    10.14     --      Escrow Agreement II, dated  May 13, 1992, by  and among Rouse &  Associates -- 380 Commerce  Drive
                       Limited  Partnership  and Controlled  Therapeutics Corporation,  Richard  S. Hannye,  Esquire and
                       Thomas Zielinski, Esquire. (Incorporated by reference to Exhibit 19.5 to the Company's report  on
                       Form 10-Q for the quarter ended March 31, 1992 [the "March 31, 1992 10-Q"].)
    10.15     --      Consulting  Agreement,  dated  March  15,  1993,  by and  between  Henry  Green  and  the Company.
                       (Incorporated by reference to Exhibit 10.89 to the Company's 1992 10-K.)
    10.16     --      Acquisition and Common Stock Purchase  Agreement, dated October 30,  1992, by and among  Himedics,
                       Inc.,  MMV I, MMV II, Peregrine Ventures, Peregrine  Ventures II, L.P., CTS, CTS Partnership, the
                       Company, PGE2 Investing Incorporated, PharmaSciences, Inc., Philip Heimlich and Richard P. Storm.
                       (Incorporated by reference to Exhibit 10.92 to the Company's 1992 10-K.)
    10.17     --      Letter dated March  30, 1993 from  GECC to IMED  regarding financial covenants  to Loan  Agreement dated  as of April  2, 1990. (Incorporated  by reference to  Exhibit 10.93 to  the Company's 1992
                       10-K.)
    10.18     --      Confidential Settlement Agreement and Mutual General Release of all Claims, dated May 11, 1993  by and  among Richard L.  Grounsell, IMED Corporation, Warner-Lambert  Company, Donald O'Neill, John
                       Sifers, Michael Scharing, Dan Kelly and Bud Humphrey. (Incorporated by reference to Exhibit  19.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1993.)
    10.19     --      Employment  Agreement, dated as of August  31, 1993, by and among  the Company, IMED and Joseph W.
                       Kuhn.
    10.20     --      Agreement, dated August 26, 1993,  by and among the Company,  AM General, AM Limited, Dean  Kamen,
                       Deka Products, Deka Research & Development Corp., IMED and AMD regarding modification of existing relationships.

 EXHIBIT
   NO.
---------
    10.21     --      Amended and Restated Distribution Agreement dated as of August 12, 1994 by and among Pharmacia AB,
                       IMED  Corporation and the  Company (Incorporated by  reference to Exhibit  10.25 to the Company's
                       Form 10-Q for the quarter ended September 30, 1994 [the "September 30, 1994 10-Q"].)
    10.22     --      Final Agreement  dated  as of  August  12,  1994, by  and  between  Mr. Picower  and  the  Company
                       (Incorporated by reference to Exhibit 10.26 to the Company's September 1994 10-Q.)
    10.23     --      Letter  Agreement,  dated as  of  June 29,  1994,  by and  between  Mr. Picower  and  the Company.
                       (Incorporated by reference to Exhibit 99.1 to the  Company's report on Form 10-Q for the  quarter ended June 30, 1994 [the "June 30, 1994 10-Q"].)
    10.24     --      Amended  and  Restated Loan  Agreement,  dated August  12,  1994, by  and  between IMED  and GECC.
                       (Incorporated by reference to Exhibit 99.2 to the June 30, 1994 10-Q.)
    10.25     --      Letter Agreement, dated July 8, 1994, by and among the Company, MMV I and MMV II. (Incorporated by reference to Exhibit 99.4 to the June 30, 1994 10-Q.)
    11.1      --      Computation of Net (Loss) Income per share for the three years ended December 31, 1994.
    21.1      --      List of Subsidiaries of the Company.
    23.1      --      Consent of Price Waterhouse LLP.

------------------------
The Company has been granted confidential treatment with respect to certain portions of this exhibit under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

    (b) Report on Form 8-K

    The Company did not file any reports during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MEDICAL, INC.

                                          By:        /s/ JEFFRY M. PICOWER

                                          --------------------------------------
                                                      Jeffry M. Picower
                                                   CHAIRMAN OF THE BOARD,
                                                 CHIEF EXECUTIVE OFFICER AND
                                                         DIRECTOR

Date: March 31, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                            TITLE                  DATE
-----------------------------------  -------------------------  ----------------

                                     Chairman of the Board,
       /s/ JEFFRY M. PICOWER          Chief Executive Officer
  ------------------------------      and Director (Principal    March 31, 1995
         Jeffry M. Picower            executive officer)

                                     President, Treasurer and
        /s/ JOSEPH W. KUHN            Secretary (Principal
  ------------------------------      accounting and financial   March 31, 1995
          Joseph W. Kuhn              officer)

        /s/ ANTHONY CERAMI
  ------------------------------     Director                    March 31, 1995
          Anthony Cerami

        /s/ NORMAN M. DEAN
  ------------------------------     Director                    March 31, 1995
          Norman M. Dean

          /s/ HENRY GREEN
  ------------------------------     Director                    March 31, 1995
            Henry Green

       /s/ RICHARD B. KELSKY
  ------------------------------     Director                    March 31, 1995
         Richard B. Kelsky

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
   SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1993        1994
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $      765  $      199
  Securities available for sale...........................................................       4,343       2,883
  Receivables, prepaid expenses and other current assets..................................       1,012         937
                                                                                            ----------  ----------
  Total current assets....................................................................       6,120       4,019
Investments in and net advances from subsidiaries.........................................      51,380      63,738
Other investments, at cost................................................................         235         235
Intangible assets, net of accumulated amortization........................................       5,526       4,458
Other assets..............................................................................       6,675       6,250
                                                                                            ----------  ----------
                                                                                            $   69,936  $   78,700
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt.......................................................  $    9,300
  Accounts payable........................................................................         297
  Accrued expenses and other current liabilities..........................................       2,594  $    2,561
                                                                                            ----------  ----------
  Total current liabilities...............................................................      12,191       2,561
                                                                                            ----------  ----------
Long-term debt............................................................................      60,000      72,500
                                                                                            ----------  ----------
Contingent liabilities and commitments (Note 6)
Mandatorily redeemable equity securities..................................................       6,478       6,567
                                                                                            ----------  ----------
Preferred stock, common stock and stockholders' equity (deficit):
  Common stock............................................................................         142         142
  Capital in excess of par value..........................................................      59,478      58,703
  Accumulated deficit.....................................................................     (67,599)    (61,922)
  Treasury stock..........................................................................        (734)       (734)
  Unrealized holding gain from securities available for sale..............................                     883
  Other...................................................................................         (20)
                                                                                            ----------  ----------
                                                                                                (8,733)     (2,928)
                                                                                            ----------  ----------
                                                                                            $   69,936  $   78,700
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The accompanying notes are an integral part of these condensed financial statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
   SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1992        1993        1994
                                                                                ----------  ----------  ----------
General and administrative expenses...........................................  $    5,450  $    3,496  $    2,616
Restructuring charges.........................................................                     910
                                                                                ----------  ----------  ----------
  Total operating expenses and loss from operations...........................       5,450       4,406       2,616
                                                                                ----------  ----------  ----------
Other income (expenses):
  Interest income.............................................................         604          68          15
  Interest expense............................................................      (6,305)     (6,564)     (5,787)
  Equity in earnings of unconsolidated subsidiaries (excluding extraordinary
   items and cumulative effect of change in accounting principle).............       6,907       1,700      12,554
  Other, net..................................................................       2,219       6,514       1,511
                                                                                ----------  ----------  ----------
                                                                                     3,425       1,718       8,293
                                                                                ----------  ----------  ----------
Income (loss) before income taxes, extraordinary items and cumulative effect
 of change in accounting principle............................................      (2,025)     (2,688)      5,677
Provision for income taxes....................................................         153
                                                                                ----------  ----------  ----------
Income (loss) before extraordinary items and cumulative effect of change in
 accounting principle.........................................................      (2,178)     (2,688)      5,677
Extraordinary items:
  Loss on early retirement of debt............................................      (8,898)
Cumulative effect on prior years of accounting change for income taxes........                   3,985
                                                                                ----------  ----------  ----------
Net income (loss).............................................................     (11,076)      1,297       5,677
Accumulated deficit at beginning of year......................................     (57,820)    (68,896)    (67,599)
                                                                                ----------  ----------  ----------
Accumulated deficit at end of year............................................  $  (68,896) $  (67,599) $  (61,922)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    The accompanying notes are an integral part of these condensed financial statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
   SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1992        1993        1994
                                                                                ----------  ----------  ----------
Net cash used in operating activities.........................................  $  (20,550) $  (10,469) $   (4,870)
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Investments.................................................................      (9,158)     (2,196)
  Notes receivable............................................................        (200)        200
  Proceeds from sale of investments...........................................       3,136      20,027       3,768
                                                                                ----------  ----------  ----------
Net cash (used in) provided by investing activities...........................      (6,222)     18,031       3,768
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt................................      63,500         300      12,500
  Proceeds from the issuance of common stock..................................       7,688
  Offering costs..............................................................      (4,603)
  Dividends paid..............................................................      (1,115)       (544)
  Principal payments under long-term debt.....................................     (30,868)     (1,423)     (9,300)
  Intercompany borrowings.....................................................      (2,946)     (2,746)     (1,978)
  Redemption/purchase of preferred stock......................................      (3,703)     (3,816)       (686)
                                                                                ----------  ----------  ----------
Net cash provided by (used in) financing activities...........................      27,953      (8,229)        536
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash.......................................         (88)
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents..........................       1,093        (667)       (566)
Cash and cash equivalents at beginning of year................................         339       1,432         765
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    1,432  $      765  $      199
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    The accompanying notes are an integral part of these condensed financial statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
   SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS OF ADVANCED MEDICAL, INC.
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- STATEMENT OF ACCOUNTING POLICY:
    The accompanying condensed financial statements have been prepared by Advanced Medical pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is therefore suggested that these condensed financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto.

NOTE 2 -- SECURITIES AVAILABLE FOR SALE:
    The market value at December 31, 1994 is based on the quoted market price and is considered to represent fair value as determined under SFAS 115. The fair value may not represent actual value of the Alteon common stock that could have been realized as of December 31, 1994 or that will be realized in the future.

    See Note 5 to the Consolidated Financial Statements.

NOTE 3 -- INVESTMENTS IN AND NET ADVANCES FROM SUBSIDIARIES:
    Advanced Medical accounts for its investments in subsidiaries using the equity method. Under the equity method, investments are carried at cost, adjusted for Advanced Medical's proportionate share of their undistributed earnings on losses. Investments in preferred stock are stated at cost.

    Investments   in  and  net  advances  to/(from)  subsidiaries  comprise  the following:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1993       1994
                                                                                              ---------  ---------
IMED redeemable preferred stock.............................................................  $  13,000  $  13,000
IMED common ownership interest and advances.................................................     39,176     50,483
Other subsidiaries..........................................................................       (796)       255
                                                                                              ---------  ---------
                                                                                              $  51,380  $  63,738
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The IMED preferred stock held by Advanced Medical is entitled to receive 12% cumulative dividends on its stated value ($13,000) and is redeemable at Advanced Medical's option, after January 1, 2000, at $13,000 plus accrued and unpaid dividends. IMED paid dividends to Advanced Medical in the amount of $2,273 during 1994.

NOTE 4 -- PATENTS:
    Advanced Medical acquired patents for $10,000 on April 2, 1990. These patents are licensed to IMED for a royalty of $1,100 per annum.

NOTE 5 -- LONG-TERM DEBT:
    The terms and maturities of Advanced Medical's long-term debt are described in Note 6 to the Consolidated Financial Statements.

NOTE 6 -- MANDATORILY REDEEMABLE EQUITY SECURITIES:
    Advanced Medical's mandatorily redeemable equity securities are described in
Note 9 to the Consolidated Financial Statements.

NOTE 7 -- LITIGATION AND CONTINGENCIES:
    Litigation and contingencies are described in Note 8 to the Consolidated Financial Statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                  ADDITIONS      ADDITIONS
                                                   BALANCE AT    CHARGED TO     CHARGED TO
                                                    BEGINNING     COSTS AND        OTHER                        BALANCE AT
                                                    OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS(1)   END OF PERIOD
                                                   -----------  -------------  -------------  ---------------  -------------
Deducted from receivables........................
Allowance for doubtful accounts:
  Year ended December 31, 1992...................   $   1,044                                    $     (99)      $     945
  Year ended December 31, 1993...................         945                                         (141)            804
  Year ended December 31, 1994...................         804     $     100                            (49)            855

------------------------
(1) Represents accounts written-off as uncollectible, net of collections on accounts previously written-off.

                                 EXHIBIT INDEX

 EXHIBIT                                                                                                                  PAGE
   NO.                                                                                                                     NO.
---------                                                                                                               ---------
     4.11     --      Modification Agreement, dated February 3, 1995, by and between the Company and Decisions
                       Incorporated...................................................................................
     4.12     --      Exchange Agreement, dated February 3, 1995, by and among the Company and Fidelity Convertible
                       Securities Fund and Fidelity Select Healthcare Fund............................................
    11.1      --      Computation of Net (Loss) Income per share for the three years ended December 31, 1994..........
    21.1      --      List of Subsidiaries of the Company.............................................................
    23.1      --      Consent of Price Waterhouse LLP.................................................................

------------------------
The Company has been granted confidential treatment with respect to certain portions of this exhibit under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.