Form 10-Q
period 1995-03-31
ADVANCED MEDICAL INC
filed 1995-04-28
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                   Form 10 - Q



(MARK ONE)
[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1995 or

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from            to
                               ----------    -----------


Commission File Number:             33-26398
                         -------------------------------



                             ADVANCED MEDICAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                13-3492624
- ---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 9775 Businesspark Avenue, San Diego, CA  92131
- -------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)


                                 (619) 566-0426
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    x        No
                                                 --------        --------
On April 25, 1995, 15,410,302 shares of Registrant's Common Stock were outstanding.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

                                      INDEX


PART I.  FINANCIAL INFORMATION

  Item 1 - Financial Statements:
                                                                          Page
    Condensed consolidated balance sheets at
    December 31, 1994 and March 31, 1995 . . . . . . . . . . . . . . .      3

    Condensed consolidated statements of operations for the
    three months ended March 31, 1994 and 1995 . . . . . . . . . . . .      4

    Condensed consolidated statements of cash flows for the
    three months ended March 31, 1994 and 1995 . . . . . . . . . . . .      5

    Condensed consolidated statement of changes in
    stockholders' deficit for the period from
    December 31, 1994 to March 31, 1995. . . . . . . . . . . . . . . .      6

    Notes to the condensed consolidated financial statements . . . . .      7


  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . . .      9



PART II. OTHER INFORMATION


  Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . .  Not applicable

  Item 2 - Changes in Securities . . . . . . . . . . . . . . . .  Not applicable

  Item 3 - Defaults Upon Senior Securities . . . . . . . . . . .   14

  Item 4 - Submission of Matters to a Vote of
          Security - Holders . . . . . . . . . . . . . . . . . .  Not applicable

  Item 5 - Other Information . . . . . . . . . . . . . . . . . .   15

  Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . .   22



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   FORM 10 - Q
                                 PART 1 - ITEM 1
                              FINANCIAL INFORMATION

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------



                                        ASSETS                                  DECEMBER 31,        MARCH 31,
                                                                                    1994              1995
                                                                                -----------        -----------
                                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    $    1,340          $      447
  Restricted cash and investment securities. . . . . . . . . . . . . . . . .         1,732               1,746
  Securities available for sale. . . . . . . . . . . . . . . . . . . . . . .         2,883               3,076
  Receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,841              22,793
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,347              17,221
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .         2,140               2,530
                                                                                ----------          ----------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .        53,283              47,813

Net investment in sales-type and direct financing leases . . . . . . . . . .        14,807              15,728
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . .        11,595              11,429
Other non-current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         4,921               3,842
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        47,518              46,709
                                                                                ----------          ----------
                                                                                $  132,124          $  125,521
                                                                                ----------          ----------
                                                                                ----------          ----------

                                                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . .    $    1,214          $    1,244
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,427               7,807
  Accrued expenses and other current liabilities . . . . . . . . . . . . . .        14,066              12,278
                                                                                ----------          ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        23,707              21,329
                                                                                ----------          ----------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        91,803              74,667
Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . . . .         7,285               6,958
                                                                                ----------          ----------
                                                                                    99,088              81,625
                                                                                ----------          ----------
Minority interests in consolidated subsidiaries. . . . . . . . . . . . . . .         5,000               5,000
                                                                                ----------          ----------
Contingent liabilities (Note 4)

Mandatorily redeemable equity securities . . . . . . . . . . . . . . . . . .         6,567               6,730
                                                                                ----------          ----------
Non-redeemable preferred stock, common stock, and other stockholders'
  equity (deficit):
  Preferred stock, authorized 6,000 and 3,000 shares at $.001 and $.01 par value, respectively; issued and outstanding -- none
  Common stock, authorized 30,000 shares at $.01 par value; issued and
     outstanding -- 15,492 shares. . . . . . . . . . . . . . . . . . . . . .           142                 155
  Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . .        58,703              61,795
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,922)            (52,092)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (734)               (734)
  Unrealized holding gains from securities available for sale. . . . . . . .           883               1,076
  Other equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           690                 637
                                                                                ----------          ----------
    Total non-redeemable preferred stock, common stock and other
    stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . . . .        (2,238)             10,837
                                                                                ----------          ----------
                                                                                $  132,124          $  125,521
                                                                                ----------          ----------
                                                                                ----------          ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                    1994                1995
                                                                                 ---------           ---------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  27,143           $  28,590
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,822              17,031
                                                                                 ---------           ---------
 Gross margin. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,321              11,559
                                                                                 ---------           ---------
License fees revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .           110                 110
                                                                                 ---------           ---------
Selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,210               4,220
General and administrative expenses. . . . . . . . . . . . . . . . . . . . .         2,979               2,873
Research and development expenses. . . . . . . . . . . . . . . . . . . . . .         1,431               2,086
                                                                                 ---------           ---------
 Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         8,620               9,179
                                                                                 ---------           ---------
 Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,811               2,490
                                                                                 ---------           ---------
Other income (expense):
 Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           596                 563
 Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,341)             (1,742)
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,080                (159)
                                                                                 ---------           ---------
                                                                                      (665)             (1,338)
                                                                                 ---------           ---------

Income before income taxes and extraordinary item. . . . . . . . . . . . . .         1,146               1,152
Income tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . .           297                 129
                                                                                 ---------           ---------
Income before extraordinary item . . . . . . . . . . . . . . . . . . . . . .           849               1,023

Extraordinary item - gain on early retirement of debt, net of tax. . . . . .                             8,807
                                                                                 ---------           ---------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           849               9,830
Dividends and accretion on mandatorily redeemable preferred
 stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           356                 163
                                                                                 ---------           ---------
Net income applicable to common stock. . . . . . . . . . . . . . . . . . . .     $     493           $   9,667
                                                                                 ---------           ---------
                                                                                 ---------           ---------

Income per common share assuming no dilution:
 Income before extraordinary gain on early retirement of debt. . . . . . . .     $     .04           $     .06
 Extraordinary gain on early retirement of debt. . . . . . . . . . . . . . .                               .63
                                                                                 ---------           ---------
 Net income per common share assuming no dilution. . . . . . . . . . . . . .     $     .04           $     .69
                                                                                 ---------           ---------
                                                                                 ---------           ---------
Income per common share assuming full dilution:
 Income before extraordinary gain on early retirement of debt. . . . . . . .     $     .03           $     .03
 Extraordinary gain on early retirement of debt. . . . . . . . . . . . . . .                               .29
                                                                                 ---------           ---------
 Net income per common share assuming full dilution. . . . . . . . . . . . .     $     .03           $     .32
                                                                                 ---------           ---------
                                                                                 ---------           ---------
Weighted average common shares outstanding assuming no dilution. . . . . . .        14,069              14,084
                                                                                 ---------           ---------
                                                                                 ---------           ---------
Weighted average common shares outstanding assuming full dilution. . . . . .        19,869              30,568
                                                                                 ---------           ---------
                                                                                 ---------           ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                    1994                1995
                                                                                 ---------           ---------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . .     $   2,765           $   3,028
                                                                                 ---------           ---------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .          (410)               (944)
  Proceeds from disposal of property . . . . . . . . . . . . . . . . . . . .           262
  Proceeds from sale of investments. . . . . . . . . . . . . . . . . . . . .         2,642
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (9)
                                                                                 ---------           ---------
Net cash provided by investing activities. . . . . . . . . . . . . . . . . .         2,485                (944)
                                                                                 ---------           ---------
Cash flows from financing activities:
  Net repayments under credit facilities . . . . . . . . . . . . . . . . . .        (3,237)             (2,688)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . .        (8,475)               (296)
  Proceeds from issuance of secured promissory note. . . . . . . . . . . . .         6,000
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20
                                                                                 ---------           ---------
Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .        (5,692)             (2,984)
                                                                                 ---------           ---------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . .            28                   7
                                                                                 ---------           ---------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . .          (414)               (893)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . .         1,762               1,340
                                                                                 ---------           ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . .     $   1,348           $     447
                                                                                 ---------           ---------
                                                                                 ---------           ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                   STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                     (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
- -------------------------------------------------------------------------------

                                                                                                    UNREALIZED
                                                                                                     HOLDING
                                                                                                      GAINS
                                                                                                       FROM
                                     COMMON STOCK      CAPITAL IN                TREASURY STOCK     SECURITIES
                                   ----------------    EXCESS OF   ACCUMULATED  ----------------    AVAILABLE    OTHER
                                   SHARES    AMOUNT    PAR VALUE    DEFICIT     SHARES    AMOUNT     FOR SALE    EQUITY     TOTAL
                                   ------    ------    ----------  -----------  ------    ------    ----------   ------    -------
Balance at
December 31, 1994                  14,152    $  142    $ 58,703     $(61,922)     83      $ (734)     $  883     $  690    $ (2,238)

Issuance of common stock            1,340        13       3,255                                                               3,268

Dividends on mandatorily
redeemable preferred stock                                 (163)                                                               (163)

Unrealized holding gains from
securities available for sale                                                                            193                    193

Other equity transactions                                                                                           (53)        (53)

Net income for the period                                              9,830                                                  9,830
                                   ------    ------    --------     --------     ---      -------     ------     ------    --------
Balance at
March 31, 1995                     15,492    $  155    $ 61,795     $(52,092)     83      $ (734)     $1,076     $  637    $ 10,837
                                   ------    ------    --------     --------     ---      -------     ------     ------    --------
                                   ------    ------    --------     --------     ---      -------     ------     ------    --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
         (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------

NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

BUSINESS:
Advanced Medical, Inc. ("Advanced Medical"), operating through its major operating subsidiary, IMED Corporation ("IMED"), is a leading developer and manufacturer of infusion products and related technologies for the health care industry (Advanced Medical and its subsidiaries are collectively referred to herein as "the Company").

STATEMENT OF ACCOUNTING POLICY:
The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading.

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1994 and 1995.

NET INCOME PER COMMON SHARE:
The Company's net income per common share assuming no dilution is computed using the weighted average number of common shares outstanding of 14,069 and 14,084 during the three months ended March 31, 1994 and 1995, respectively. Net income per common share assuming no dilution does not include common stock equivalents (options and warrants) because the effect would be anti-dilutive. For the three months ended March 31, 1994, the Company's net income per common share assuming full dilution is computed using the weighted average number of common shares outstanding plus the shares that would be outstanding assuming conversion of the $6,000 secured promissory note ("Decisions Note") issued to Decisions Incorporated ("Decisions") on January 4, 1994. For the three months ended March 31, 1995, the Company's net income per common share assuming full dilution is computed using the weighted average number of common shares outstanding plus the shares that would be outstanding assuming conversion of the Decision Note and conversion of the $6,500 secured promissory note ("the Note") issued to Decisions on August 12, 1994. The number of shares used in computing the net income per common share assuming full dilution were 19,869 and 30,568 for the three months ended March 31, 1994 and 1995, respectively. Net income applicable to common stock for the three months ended March 31, 1994 and 1995 has been increased by $74 and $149, respectively, for the interest expense (net of tax) on the convertible debt since conversion on the Decisions Note and the Note was assumed. The calculation of net income per common share assuming full dilution excludes common stock equivalents and convertible securities that are anti-dilutive.


NOTE 2 -- INVENTORIES

Inventories comprise the following:

                                                       DECEMBER 31,    MARCH 31,
                                                           1994          1995
                                                       -----------     --------
  Raw materials. . . . . . . . . . . . . . . . . . .     $  5,311      $  6,368
  Work-in-process. . . . . . . . . . . . . . . . . .        3,755         2,400
  Finished goods . . . . . . . . . . . . . . . . . .       11,283         8,453
                                                         --------      --------
                                                         $ 20,347      $ 17,221
                                                         --------      --------
                                                         --------      --------

NOTE 3 --  DEBT

On March 31, 1995, the Company completed an exchange (the "Exchange") wherein $28,245, or approximately 47%, in principal amount of the Company's 7 1/4% Convertible Subordinated Debentures due 2002 ("Debentures") were exchanged for an aggregate of $14,123 in principal amount of the Company's newly created 15% Subordinated Debentures due 1999 ("15% Debentures") and 1,340 shares of the Company's common stock ("Common Stock"). As a result of this transaction, the Company recognized an extraordinary gain on the extinguishment of debt of $10,855, net of the write-off of approximately 47% of unamortized debt issue costs of $1,343 related to the exchange of Debentures and net of $705, the taxes applicable to the Exchange.

On April 21, 1995, the Company issued an offer to exchange for up to all of the outstanding $31,755 principal amount of Debentures for an aggregate of $15,877 of 15% Debentures plus 1,492 shares of Common Stock.


NOTE 4 -- LITIGATION AND CONTINGENCIES

The Company is a defendant in various actions, claims, and legal proceedings arising from normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of the matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based upon discussion with legal counsel, liabilities arising from these matters, if any, will not have a material adverse affect on consolidated financial position or results of operations.


NOTE 5 -- MANDATORILY REDEEMABLE EQUITY SECURITIES

As of March 31, 1995, dividends in the arrears on the $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and the $.01 par value mandatorily redeemable convertible preferred stock ("Convertible Preferred Stock") were approximately $660 and $640, respectively. Additionally, the Company did not declare the March 28, 1994 redemption of its 10% Preferred Stock (redemption price of approximately $3,300).


NOTE 6 -- SALE OF MARKETABLE SECURITIES

Other income for the three months ended March 31, 1994 includes gains on the sale of marketable securities of $1,050.


NOTE 7 -- SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Income taxes paid during the three months ended March 31, 1994 and 1995 totaled $156 and $909, respectively. Interest paid during the three months ended March 31, 1994 and 1995 totaled $2,966 and $2,857, respectively. As more fully described in Note 3, the Company completed a noncash transaction wherein $28,245 of Debentures were exchanged for an aggregate of $14,123 of 15% Debentures plus 1,340 shares of Common Stock.

                                 PART I - ITEM 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

OVERVIEW
Advanced Medical is a holding company for IMED, Fidata Corporation ("Fidata") and several investments. It also identifies and evaluates potential acquisitions and investments and performs various corporate functions. As a holding company, Advanced Medical currently has no revenues to fund its operating and interest expense and relies on cash generated by cash flow from IMED, external borrowings, sale of investments and other external sources of funds to meet its obligations.

For purposes of this discussion and analysis, the three months ended March 31, 1994 and 1995 are referred to as 1994 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES
As a result of the Company's debt restructurings during 1994, management currently believes that sufficient cash will be available through IMED, based upon current operations, to satisfy debt service and other corporate expenses of Advanced Medical in the foreseeable future. In 1995, IMED's cash flow from operations was $5.9 million which was used for (i) repayments of $2.7 million under the revolving credit facility, (ii) advances of $3.0 million, as permitted under IMED's amended loan agreement with General Electric Capital Corporation ("GECC"), to Advanced Medical and (iii) capital expenditures of $.9 million. IMED relies on cash generated from operations, together with funds available from the revolving credit facility, to fund its working capital requirements, interest on the GECC credit facility and capital expenditures.

The Company had working capital of $29.6 million as of December 31, 1994 compared with working capital of $26.5 million as of March 31, 1995. The decrease in working capital from December 31, 1994 to March 31, 1995 resulted from reductions in finished goods inventory levels due to sales of instruments and collection of accounts receivable.

On March 31, 1995, the Company completed the Exchange, wherein $28.2 million of Debentures were exchanged for an aggregate of $14.1 million of 15% Debentures and 1,340,441 shares of Common Stock. As a result of the Exchange, the Company's long-term debt was reduced $14.1 million and shareholders' equity increased $12.1 million. See Note 3 to the Condensed Consolidated Financial Statements.

On April 21, 1995, the Company issued an offer to exchange for up to all of the outstanding $31.8 million principal amount of Debentures for an aggregate of $15.9 million of 15% Debentures and 1,492,485 shares of Common Stock (the "Exchange Offer"). If 100% of the Debentures are accepted for exchange pursuant to the Exchange Offer, the Company's long-term debt will be reduced $15.8 million and shareholders' equity will increase approximately $13.5 million. See
Item 5. Other Information - Unaudited Pro Forma Financial Information.

The Company considers its investment in the common stock of Alteon to be a significant source of capital and liquidity if the sale of this investment becomes necessary. The Company owns 512,600 shares of Alteon common stock which were registered under the Securities Act on October 1, 1993, and have an aggregate market value of approximately $2.9 million based upon the closing price per share on April 26, 1995 on the NASDAQ National Market System. Prices obtainable in any private sales of such securities are likely to be lower than those quoted on the NASDAQ National Market System. Alteon is engaged in the research and development of medical and pharmaceutical products and as such has not yet successfully brought products to the market. Therefore, failure of Alteon to develop and market their products successfully could adversely affect the ability of the Company to dispose of its investments therein upon favorable terms.

The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of 10% Preferred Stock. As of March 31, 1995, there were 329,928 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $.7 million. In addition to the 10% Preferred Stock, as of March 31, 1995, there were 333,000 shares of Convertible Preferred Stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $.6 million. The Company does not expect to declare dividends or redeem the preferred stock issues in the near term due to its limited capital resources.

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

RESULTS OF OPERATIONS
The Company's sales, cost of sales, and selling expenses for the historical periods shown consist exclusively of IMED's sales, cost of sales and selling expenses and are presented in the table below.


                                                              1994         1995
                                                           -------      -------
                                                               (IN MILLIONS)
U.S. sales . . . . . . . . . . . . . . . . . . . . .       $  22.1      $  23.5
International sales. . . . . . . . . . . . . . . . .           5.0          5.1
                                                           -------      -------
  Total sales. . . . . . . . . . . . . . . . . . . .       $  27.1      $  28.6
                                                           -------      -------
                                                           -------      -------
Total sales. . . . . . . . . . . . . . . . . . . . .         100.0%       100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . .          62.0         59.6
                                                           -------      -------
Gross margin . . . . . . . . . . . . . . . . . . . .          38.0%        40.4%
                                                           -------      -------
                                                           -------      -------
Selling expenses . . . . . . . . . . . . . . . . . .       $   4.2      $   4.2
                                                           -------      -------
                                                           -------      -------
Selling expenses as a percentage of sales. . . . . .          15.5%        14.8%
                                                           -------      -------
                                                           -------      -------

SALES
The following table sets forth IMED sales by major product groups, for the periods presented.


                                                              1994         1995
                                                           -------      -------
                                                               (IN MILLIONS)
Piston Cassette Disposables. . . . . . . . . . . . .       $   6.3      $   5.4
Peristaltic Disposables. . . . . . . . . . . . . . .          12.5         13.7
Piston Cassette Pumps. . . . . . . . . . . . . . . .           0.2          0.4
Peristaltic Pumps. . . . . . . . . . . . . . . . . .           4.2          6.2
ReadyMED . . . . . . . . . . . . . . . . . . . . . .           1.0          0.9
Other (1). . . . . . . . . . . . . . . . . . . . . .           2.9          2.0
                                                           -------      -------
Total. . . . . . . . . . . . . . . . . . . . . . . .       $  27.1      $  28.6
                                                           -------      -------
                                                           -------      -------


(1) Primarily includes operating lease income relating to pumps, service fees and accessory sales and 1994 includes $.9 million of revenue associated with products manufactured in Ireland.


The Company's major source of revenue is the sale of proprietary disposable administration sets for its installed infusion instrument base. The overall volume of disposables sold has grown from 1994 through 1995. This growth has been achieved despite a change in protocol at certain hospitals increasing the maximum time between set changes from every 24 hours to as much as every 72 hours, and results primarily from an increase in IMED's installed base, including the addition of new accounts. The Company is unable to predict the potential effect of this change in protocol, which is expected to continue with respect to certain applications of IMED's products, on the Company's future financial condition or results of operations. IMED's products are at the high end of the industry price range and compete on the basis of technological sophistication, quality, safety and flexibility in application.

Disposable administration sets used with IMED's piston cassette pumps had generated, prior to the third quarter of 1992, a majority of IMED's overall sales of disposables and of IMED's total revenues. However, during 1994 and 1995 fewer than 11% of the worldwide unit sales of new pumps were attributable to piston cassette pumps, with the remainder being represented by sales of Gemini pumps. Virtually all placements to new customers from 1992 through 1995 consisted of Gemini instruments. Therefore, sales of piston cassette products (pumps and disposables) are expected to continue to decline as demand for IMED's pumps and proprietary disposable administration sets reflects to an increasing extent the expected gradual shift away from piston cassette technology and toward peristaltic technology, such as that used in IMED's Gemini series of instruments, and other newer technology. IMED's current sales efforts, which emphasize its Gemini series of products, are both consistent with and encourage this shift. There can be no assurance that future sales of peristaltic products will be sufficient to offset the anticipated continued decline in sales of older technology.

The increase in U.S. sales from 1994 to 1995 is due primarily to increased volume of instruments and disposables partially offset by a decline in selling prices of instruments and disposable administration sets. Declines in selling prices from 1994 to 1995 are a result of market conditions. As hospitals continue to seek ways to control operating costs, IMED can expect continuing pressure to reduce prices. The Company believes that its future levels of profitability will depend on reducing manufacturing costs, successful new product introductions and the development of new markets for these new products.

The increase in international sales from 1994 to 1995 is primarily due to (i) increased volume of instruments and disposables in Australia, Latin America and the Far East and (ii) increased volume of instruments sold in the European territory ("European Territory") covered by the distribution agreement with its European marketing and distribution partner, Pharmacia AB ("Pharmacia"). These increases were partly offset by (i) the discontinuance of revenue ($.9 million) associated with Pharmacia products manufactured in Ireland during 1994 due to the sale of the Irish manufacturing facility in August 1994 and (ii) decreased disposables volume in the European Territory due to Pharmacia purchasing patterns.

GROSS MARGIN
The gross margin percentage increased from 1994 to 1995 primarily due to (i) molded parts and components for disposable administration sets sourced from outside vendors at lower costs than previous costs to manufacture in Ireland and
(ii) reductions in manufacturing costs of disposable administration sets due to continuing cost containment efforts. The increase in gross margin percentage from 1994 to 1995 was partially offset by the decline in instrument and disposable administration sets selling prices in the U.S. market as previously discussed.

SELLING EXPENSES
The increase in selling expenses from 1994 to 1995 is primarily due to increases in personnel costs associated with additional headcount in international territories previously covered exclusively by a dealer network.

GENERAL AND ADMINISTRATIVE EXPENSES
The following table sets forth general and administrative ("G&A") expenses, in millions, for Advanced Medical and its subsidiaries for the periods presented.


                                                             1994         1995
                                                           -------      -------
  IMED . . . . . . . . . . . . . . . . . . . . . . .       $   2.5      $   2.4
  Advanced Medical . . . . . . . . . . . . . . . . .            .4           .4
  Fidata . . . . . . . . . . . . . . . . . . . . . .            .1           .1
                                                           -------      -------
     Total G&A expenses. . . . . . . . . . . . . . .       $   3.0      $   2.9
                                                           -------      -------
                                                           -------      -------

Due to the nature of Advanced Medical's operations, G&A expenses can fluctuate from period to period as the majority of its costs are comprised of (i) professional and consulting fees and indirect costs (such as travel costs) associated with identifying, evaluating and making acquisitions and investments,
(ii) communication and meeting costs of shareholder and investor relations and
(iii) other costs of performing general holding company functions.

Advanced Medical is winding down Fidata's remaining operations. Management expects to settle certain remaining claims and liquidate Fidata completely in the third quarter of 1995. However, there can be no assurance that Fidata will be completely liquidated in the third quarter of 1995 as such will require court and regulatory approval.

RESEARCH AND DEVELOPMENT EXPENSES
The Company's R&D expenses, which consist exclusively of IMED's, increased from 1994 to 1995 due primarily to personnel and related costs associated with IMED's in-house development of a new line of hospital infusion pumps and associated disposable administration sets based upon its patented technology and know-how. Staffing and development programs which are in place in 1995 were not fully implemented in 1994.

RESTRUCTURINGS
During 1993, the Company recorded a $3.5 million restructuring charge in connection with the sale of its Irish manufacturing operations and relocation of its molding operations to the United States. Outside vendors can supply to the Company molded parts and components at costs which are lower than the costs to manufacture in Ireland. Due to the time required to relocate molding operations, the Company will purchase molded parts and components from Pharmacia in declining quantities over several years, pursuant to an agreement. The charge included accruals of $1.3 million related to estimated relocation costs and professional fees. Cash payments of approximately $.1 million were made during 1994 and 1995. Accrued expenses of $.7 million remained at March 31, 1995. Expenditures of $.5 million and $.2 million are expected to be paid during the remainder of 1995 and 1996, respectively.

The Company implemented a plan to restructure the operations of IMED during the fourth quarter of 1993 and recorded a $1.0 million restructuring charge. The restructuring included (i) consolidation of certain operations, (ii) the reduction in IMED's domestic work force by approximately 10%, (iii) the modification of certain employee benefit plans and (iv) the elimination of non-value added activities and expenditures. Cash payments of $.3 and $.1 million were paid during 1994 and 1995, respectively. Accrued severance costs and other restructuring expenses of approximately $.4 million remained at March 31, 1995. Expenditures of $.4 million are expected to be paid during the remainder of 1995.

SEASONALITY
Infusion instrument sales are typically higher in the fourth quarter due to sales compensation plans which reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. First quarter sales are traditionally not as strong as the fourth quarter. The Company anticipates that this trend will continue but is unable to predict the effect, if any, from health care reform and increased competitive pressures.

OTHER MATTERS
Other income/(expenses), net for 1994, in the accompanying Condensed Consolidated Statement of Operations includes income of $1.1 million from the sale of marketable securities. The Company did not sell any of its marketable securities in 1995.

Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

                                     PART II
                                OTHER INFORMATION
- -------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) ARREARAGES IN THE PAYMENT OF PREFERRED STOCK DIVIDENDS

On March 28, 1994, Advanced Medical was required to redeem all the shares outstanding of its 10% Preferred Stock at the redemption price of $10 per share plus all accrued and unpaid dividends to the redemption date (329,913 shares currently outstanding). On April 26, 1995, the total amount of dividend arrearages on the 10% Preferred Stock was approximately $685,000. Unless converted, Advanced Medical is required to redeem all the shares outstanding of its Convertible Preferred Stock at an aggregate redemption price of approximately $2,100,000 plus accrued and unpaid dividends at such time as the 10% Preferred Stock is completely redeemed. On April 26, 1995, the total amount of dividend arrearages on the Convertible Preferred Stock was approximately $660,000. No such redemption and dividend payments have been made due to Advanced Medical's limited capital resources.

Advanced Medical did not declare and pay the September 1993, March 1994, September 1994 and March 1995 dividends.

                                     PART II
                                OTHER INFORMATION
- -------------------------------------------------------------------------------

Item 5. Other Information

UNAUDITED PRO FORMA FINANCIAL INFORMATION

INTRODUCTION
PRO FORMA CONDENSED BALANCE SHEET
The unaudited Pro Forma Condensed Balance Sheet presented herein reflects the unaudited historical condensed consolidated balance sheet of the Company at March 31, 1995, after giving effect to the pro forma adjustments described in the footnotes thereto as if the Exchange Offer had been consummated on March 31, 1995.

The pro forma adjustments described herein are based upon currently available information and upon certain assumptions that the Company believes are reasonable under current circumstances and which are described herein. The unaudited Pro Forma Condensed Balance Sheet should be read in conjunction with the Company's audited historical consolidated financial statements and accompanying notes thereto. Due to the fact that the Exchange Offer has not yet been consummated, the pro forma financial information presented herein is not necessarily indicative of the results or balances that would have been attained had the Exchange Offer actually taken place prior to March 31, 1995 and the actual adjustments and balances may vary from those presented in the unaudited Pro Forma Condensed Balance Sheet. However, the Company believes that any differences between actual adjustments and pro forma adjustments will not have a material impact on the pro forma financial statements.

PRO FORMA CONDENSED STATEMENT OF OPERATIONS
The unaudited Pro Forma Condensed Statement of Operations for the year ended December 31, 1994 is based upon the audited historical condensed statement of operations of the Company for the year ended December 31, 1994, after giving effect to the pro forma adjustments described in the footnotes thereto as if the Exchange and the Exchange Offer had been consummated on January 1, 1994.

The unaudited Pro Forma Condensed Statement of Operations for the quarter ended March 31, 1995 is based upon the unaudited historical condensed statement of operations of the Company for the quarter ended March 31, 1995, after giving effect to the pro forma adjustments described in the footnotes thereto as if the Exchange Offer had been consummated on January 1, 1995.

The pro forma adjustments described herein are based upon currently available information and upon certain assumptions that the Company believes are reasonable under current circumstances and which are described herein. The unaudited Pro Forma Condensed Statement of Operations should be read in conjunction with the Company's audited historical consolidated financial statements and footnotes thereto. The Proforma Condensed Statements of Operations are not necessarily indicative of what actual results of operations would have been had the Exchange and the Exchange Offer actually taken place at the beginning of the respective periods and does not purport to project the Company's results of operations for any future period.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                  PRO FORMA CONDENSED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 1995
- -------------------------------------------------------------------------------
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            ASSETS

                                                                                     EXCHANGE
                                                                                       OFFER               MARCH 31,
                                                                                     PRO FORMA               1995
                                                                 ACTUAL             ADJUSTMENTS            PRO FORMA
                                                                  1995             DEBIT/(CREDIT)         AS ADJUSTED
                                                               ---------           --------------         -----------
Current assets:
  Cash and cash equivalents                                    $     447           $   (400) (B)          $      47
  Receivables, net                                                22,793                                     22,793
  Inventories                                                     17,221                                     17,221
  Restricted cash and investment securities,
    securities available for sale, prepaid expenses
    and other current assets                                       7,352                                      7,352
                                                               ---------                                  ---------
    Total current assets                                          47,813                                     47,413

Net investment in sales-type and direct financing leases          15,728                                     15,728
Property, plant and equipment, net                                11,429                                     11,429
Other non-current assets                                           3,842             (1,565) (A)              2,677
                                                                                         400 (B)
Intangible assets, net                                            46,709                                     46,709
                                                               ---------                                  ---------
                                                               $ 125,521                                  $ 123,956
                                                               ---------                                  ---------
                                                               ---------                                  ---------

                                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt and
    accounts payable                                           $   9,051                                  $   9,051
  Accrued expenses and other current liabilities                  12,278               (814) (A)             13,092
                                                               ---------                                  ---------
    Total current liabilities                                     21,329                                     22,143
                                                               ---------                                  ---------
Long-term debt                                                    74,667              31,755 (A)             58,789
                                                                                    (15,877) (A)
Other non-current liabilities                                      6,958                                      6,958
                                                               ---------                                  ---------
                                                                  81,625                                     65,747
                                                               ---------                                  ---------
Minority interests in consolidated subsidiaries and
  mandatorily redeemable equity securities                        11,730                                     11,730
                                                               ---------                                  ---------
Common stock and other stockholders' equity:
  Preferred Stock
  Common Stock                                                       155                (15) (A)                170
  Capital in excess of par value                                  61,795             (4,090) (A)             65,885
  Accumulated deficit                                            (52,092)            (9,394) (A)            (42,698)
  Treasury stock, unrealized holding gains from
   securities available for sale and other equity                    979                                        979
                                                               ---------                                  ---------
    Total non-redeemable preferred stock, common
      stock and other stockholders' (deficit) equity              10,837                                     24,336
                                                               ---------                                  ---------
                                                               $ 125,521                                  $ 123,956
                                                               ---------                                  ---------
                                                               ---------                                  ---------

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO PRO FORMA CONDENSED BALANCE SHEET
                                   (UNAUDITED)
- -------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

Note 1 - The Exchange Offer pro forma adjustments assume the exchange of $31,755 in principal amount of Debentures for 1,492,485 shares of Common Stock (assumed value of $2.75/share) and $15,877 principal amount of 15% Debentures. The Exchange Offer pro forma adjustments are made as follows:

(A) Reflects the exchange of $31,755 of Debentures for an aggregate of 1,492,485 shares of the Common Stock (assumed value of $2.75/share) and $15,877 principal amount of 15% Debentures and the corresponding extraordinary gain of $11,773. The gain is net of the write-off of unamortized debt issue costs of $1,565 related to the Debentures and net of $814, the taxes applicable to the Exchange Offer.

(B) Reflects the use of cash to pay $400 of debt issue costs in connection with the Exchange Offer.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1994
- -------------------------------------------------------------------------------
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                         EXCHANGE
                                                                      EXCHANGE                             OFFER        DECEMBER 31,
                                                                      PRO FORMA        PRO FORMA         PRO FORMA         1994
                                                     ACTUAL          ADJUSTMENTS       REFLECTING       ADJUSTMENTS      PRO FORMA
                                                      1994          DEBIT/(CREDIT)      EXCHANGE       DEBIT/(CREDIT)   AS ADJUSTED
                                                     -------        --------------     ----------      --------------   ------------
Income from operations                               $12,591                            $12,591                            $12,591
                                                     -------                            -------                            -------
Other income (expenses):
  Interest income                                      2,526                              2,526                              2,526
  Interest expense                                    (8,690)        $  (122) (D)        (8,638)        $  (121) (H)        (8,597)
                                                                          70  (E)                            80  (I)
  Other, net                                           1,136                              1,136                              1,136
                                                     -------                            -------                            -------
                                                      (5,028)                            (4,976)                            (4,935)
                                                     -------                            -------                            -------
Income before income taxes and
  extraordinary item                                   7,563                              7,615                              7,656
Provision for income taxes                             1,886              20  (F)         1,906              16  (J)         1,922
                                                     -------                            -------                            -------
Income before extraordinary item                       5,677                              5,709                              5,734
Extraordinary item - gain on early retirement
  of debt, net of tax                                                 (8,618) (C)         8,618          (9,173) (G)        17,791
                                                     -------                            -------                            -------
Net income                                             5,677                             14,327                             23,525
Dividends on mandatorily redeemable
  preferred stock                                        874                                874                                874
                                                     -------                            -------                            -------
Net income applicable to common stock                $ 4,803                            $13,453                            $22,651
                                                     -------                            -------                            -------
                                                     -------                            -------                            -------
Income per common share assuming no dilution:
  Income before extraordinary item                   $   .34                            $   .31                            $   .29
  Extraordinary item                                                                        .56                               1.05
                                                     -------                            -------                            -------
    Net income per common share assuming
     no dilution                                     $   .34                            $   .87                            $  1.34
                                                     -------                            -------                            -------
                                                     -------                            -------                            -------
Income per common share assuming full dilution:
  Income before extraordinary item                   $   .22                            $   .20                            $   .20
  Extraordinary item                                                                        .34                                .66
                                                     -------                            -------                            -------
  Net income per common share assuming
   full dilution                                     $   .22                            $   .54                            $   .86
                                                     -------                            -------                            -------
                                                     -------                            -------                            -------
Weighted average common shares outstanding
 assuming no dilution                                 14,069                             15,410                             16,903
                                                     -------                            -------                            -------
                                                     -------                            -------                            -------
Weighted average common shares outstanding
 assuming full dilution                               24,099                             25,440                             26,933
                                                     -------                            -------                            -------
                                                     -------                            -------                            -------


                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
- -------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)



Note 1 - The Exchange pro forma adjustments assume the exchange of $28,245 principal amount of Debentures for $14,122 principal amount of 15% Debentures and 1,340,441 shares of Common Stock. The Exchange pro forma adjustments are made as follows:

(C) Reflects the extraordinary gain of $10,855 on the extinguishment of debt due to the Exchange of $28,245 principal amount of Debentures for 14,123 principal amount of 15% Debentures and 1,340,441 shares of the Common Stock ($2.4375/share). The gain is recorded net of $1,590, comprising the write-off of approximately 47% of the unamortized Debenture debt issue costs and net of $647, the taxes applicable to the Exchange.

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

Note 2 - The Exchange Offer pro forma adjustments assume the exchange of $31,755 principal amount of Debentures for 1,492,485 shares of Common Stock (assumed value $2.75/share) and $15,877 principal amount of 15% Debentures. The Exchange Offer pro forma adjustments are made as follows:

(G) Reflects the extraordinary gain of $11,773 on the extinguishment of debt due to the Exchange Offer of $31,755 principal amount of Debentures for an aggregate of $15,877 principal amount of 15% Debentures and 1,492,485 shares of Common Stock (assumed value $2.75/share). The gain is recorded net of $1,786, comprising the write-off of the remaining unamortized Debentures debt issue costs and net of $814, the taxes applicable to the Exchange Offer.

(H) Reflects elimination of the amortization of Debentures debt issue costs of $221, net of additional amortization of debt issue costs of $100 incurred with the Exchange Offer.

(I) Reflects additional interest expense of $2,382 incurred on the $15,877 of New Debentures, net of the elimination of interest expense of $2,302 related to the $31,755 of Debentures which are assumed to have been retired in connection with the Exchange Offer.

(J) Reflects the tax effect on items (H) and (I) above, calculated at the statutory rate.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1995
- -------------------------------------------------------------------------------
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  EXCHANGE
                                                                                    OFFER                MARCH 31,
                                                                                  PRO FORMA                1995
                                                          ACTUAL                 ADJUSTMENTS             PRO FORMA
                                                           1995                 DEBIT/(CREDIT)           AS ADJUSTED
                                                         --------               --------------           -----------
Income from operations                                   $  2,490                                          $  2,490
                                                         --------                                          --------
Other income (expenses):
  Interest income                                             563                                               563
  Interest expense                                         (1,742)               $    (31) (B)               (1,736)
                                                                                       25  (C)
  Other, net                                                 (159)                                             (159)
                                                         --------                                          --------
                                                           (1,338)                                           (1,332)
                                                         --------                                          --------
Income before income taxes and
  extraordinary item                                        1,152                                             1,158
Provision for income taxes                                    129                       2  (D)                  131
                                                         --------                                          --------
Income before extraordinary item                            1,023                                             1,027
Extraordinary item - gain on early retirement
  of debt, net of tax                                       8,807                  (9,449) (A)               18,256
                                                         --------                                          --------
Net income                                                  9,830                                            19,283
Dividends on mandatorily redeemable
  preferred stock                                             163                                               163
                                                         --------                                          --------
Net income applicable to common stock                    $  9,667                                          $ 19,120
                                                         --------                                          --------
                                                         --------                                          --------

Income per common share assuming no dilution:
  Income before extraordinary item                       $    .06                                          $    .06
  Extraordinary item                                          .63                                              1.17
                                                         --------                                          --------
    Net income per common share assuming
     no dilution                                         $    .69                                          $   1.23
                                                         --------                                          --------
                                                         --------                                          --------

Income per common share assuming full dilution:
  Income before extraordinary item                       $    .03                                          $    .03
  Extraordinary item                                          .29                                               .57
                                                         --------                                          --------
    Net income per common share assuming
     full dilution                                       $    .32                                          $    .60
                                                         --------                                          --------
                                                         --------                                          --------

Weighted average common shares outstanding
 assuming no dilution                                      14,084                                           15,577
                                                         --------                                          --------
                                                         --------                                          --------
Weighted average common shares outstanding
 assuming full dilution                                    30,568                                            32,061
                                                         --------                                          --------
                                                         --------                                          --------

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
- -------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)



Note 1 - The Exchange Offer pro forma adjustments assume the exchange of $31,755 principal amount of Debentures for 1,492,485 shares of Common Stock (assumed value $2.75/share) and $15,877 principal amount of 15% Debentures. The Exchange Offer pro forma adjustments are made as follows:

(A) Reflects the extraordinary gain of $11,773 on the extinguishment of debt due to the Exchange Offer of $31,755 principal amount of Debentures for an aggregate $15,877 principal amount of 15% Debentures and 1,492,485 shares of Common Stock (assumed value $2.75/share). The gain is recorded net of $1,510, comprising the write-off of the remaining unamortized Old Debentures debt issue costs and net of $814, the taxes applicable to the Exchange Offer.

(B) Reflects elimination of the amortization of Debentures debt issue costs of $56, net of additional amortization of debt issue costs of $25 incurred with the Exchange Offer.

(C) Reflects additional interest expense of $2,382 incurred on the $15,877 of 15% Debentures, net of the elimination of interest expense of $2,302 related to the $31,755 of Debentures which are assumed to have been retired in connection with the Exchange Offer.

(D) Reflects the tax effect on items (B) and (C) above, calculated at the statutory rate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1  -    Form of Certificate of Voting Powers, Designation, Rights, Preferences
          and Restrictions of 10% Cumulative Preferred Stock. (Incorporated by reference to Appendix A to the Prospectus/Joint Proxy Statement, dated March 3, 1989, of Fidata Corporation, Advanced Medical, Inc. and Controlled Therapeutics Corporation included and forming part of the Registration Statement on Form S-4 of Advanced Medical.)
4.2  -    Loan Agreement, dated as of April 2, 1990, by and among IMED, as borrower, and General Electric Capital Corporation ("GECC"), as agent and lender. (Incorporated by reference to Exhibit 10(a) to the Company's report on Form 8-K dated April 17, 1990.)
4.3  -    Form of Certificates of Voting Powers, Designation, Rights,
          Preferences and Restrictions of Convertible Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 [the "1990 10-K"].)
4.4  -    Registration Rights Agreement, dated as of March 26, 1991, by and among the Company, Mr. Picower, Decisions and JA Special Limited Partnership, regarding the Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.10(a) to the 1990 10-K.)
4.5  -    Indenture to U.S. Trust Company California, N.A., Trustee, dated
          January 30, 1992. (Incorporated by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)
4.6  -    Letter Agreement, dated as of December 27, 1993, by and between Mr.
          Picower and the Company (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated January 12, 1994.)
4.7  -    Promissory Note dated January 4, 1994 issued to Decisions.
          (Incorporated by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)
4.8  -    Promissory Note, dated August 12, 1994, issued to Decisions.
          (Incorporated by reference to Exhibit 99.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1994 [the "June 30, 1994 10-Q].)
4.9  -    Modification Agreement dated February 3, 1995, by and between the
          Company and Decisions Incorporated.  (Incorporated by reference to the
          Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 [the "1994 10-K"].)
4.10 - Exchange Agreement dated February 3, 1995, by and among the Company and Fidelity Convertible Securities Fund and Fidelity Select Healthcare Fund. (Incorporated by reference to Exhibit 4.12 to the Company's 1994 10-K.)
10.1 - Warrant Purchase Agreement, dated April 2, 1990, between IMED and GECC. (Incorporated by reference to Exhibit 10-18 to the Company's report on Form 10-Q for the quarter ended March 31, 1990 ([the "March 31, 1990 10-Q].)
10.2 - Warrant to Purchase Common Stock of IMED, dated April 2, 1990. (Incorporated by reference to Exhibit 10-19 to the March 31, 1990 10-Q.)
10.3 - Amended and Restated Distribution Agreement dated as of August 12, 1994 by and among Pharmacia AB, IMED Corporation and the Company. (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarter ended September 30, 1994 [the "September 30, 1994 10-Q"].)
10.4 - Final Agreement dated as of August 12, 1994 by and among the Company, AM General Development Corp., AM Development Limited, Kamen, Deka Research & Development Corp. and IMED Corporation. (Incorporated by reference to Exhibit 10.26 to the Company's September 30, 1994 10-Q.)
10.5 - Letter Agreement, dated as of June 29, 1994, by and between Mr. Picower and the Company. (Incorporated by reference to Exhibit 99.1 to the June 30, 1994 10-Q.)
10.6 - Amended and Restated Loan Agreement, dated August 12, 1994, by and between IMED and GECC. (Incorporated by reference to Exhibit 99.2 to the June 30, 1994 10-Q.)
                    _________________________________________
(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          ADVANCED MEDICAL, INC.
                                                          ----------------------
                                                                    (Registrant)




     Date:   April 28, 1995                          By:  /s/ JOSEPH W. KUHN
                                                          ----------------------
                                                                  Joseph W. Kuhn
                                                                       President
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                                                     Page
  No.                                                                        No.
- -------                                                                     ----

27.1           Financial Data Schedules                                      25