Form 10-Q
period 1995-06-30
ADVANCED MEDICAL INC
filed 1995-08-09
CIK 817161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q
      (MARK ONE)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1995 or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

Commission File Number: ____________33-26398___________

                             ADVANCED MEDICAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                            13-3492624
----------------------------------   ----------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification
  incorporation or organization)                    No.)

                 9775 Businesspark Avenue, San Diego, CA 92131
----------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                                 (619) 566-0426
----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes ___X___    No _______

On August 7, 1995, 16,130,717 shares of Registrant's Common Stock were outstanding.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
------------------------------------------------------------

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

                                                                    PAGE
                                                               ---------------
 Condensed consolidated balance sheets at December 31, 1994 and
  June 30, 1995................................................        3

  Condensed consolidated statements of operations for the three
   and six months ended June 30, 1994 and 1995.................        4

  Condensed consolidated statements of cash flows for the six
   months ended June 30, 1994 and 1995.........................        5

  Condensed consolidated statement of changes in stockholders'
   equity (deficit) for the period from December 31, 1994 to
   June 30, 1995...............................................        6

  Notes to the condensed consolidated financial statements.....        7

Item 2 - Management's Discussion and Analysis of Financial
 Condition and Results of Operations...........................        9

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings..................................... Not applicable

Item 2 - Changes in Securities................................. Not applicable

Item 3 - Defaults Upon Senior Securities.......................       14

Item 4 - Submission of Matters to a Vote of Security Holders...       14

Item 5 - Other Information..................................... Not applicable

Item 6 - Exhibits and Reports on Form 8-K......................       15

                                  FORM 10 -- Q
                                PART 1 -- ITEM 1
                             FINANCIAL INFORMATION

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                  DECEMBER 31,    JUNE 30,
                                                                                      1994          1995
                                                                                  ------------   -----------
                                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents.....................................................    $  1,340      $    642
  Restricted cash and investment securities.....................................       1,732         2,037
  Securities available for sale.................................................       2,883         3,973
  Receivables, net..............................................................      24,841        24,879
  Inventories...................................................................      20,347        15,766
  Prepaid expenses and other current assets.....................................       2,140         2,118
                                                                                  ------------   -----------
    Total current assets........................................................      53,283        49,415
Net investment in sales-type and direct financing leases........................      14,807        15,973
Property, plant and equipment, net..............................................      11,595        11,918
Other non-current assets........................................................       4,921         7,118
Intangible assets, net..........................................................      47,518        45,899
                                                                                  ------------   -----------
                                                                                    $132,124      $130,323
                                                                                  ------------   -----------
                                                                                  ------------   -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt.............................................    $  1,214      $    674
  Accounts payable..............................................................       8,427         7,762
  Accrued expenses and other current liabilities................................      14,066        13,792
                                                                                  ------------   -----------
    Total current liabilities...................................................      23,707        22,228
                                                                                  ------------   -----------
Long-term debt..................................................................      91,803        67,894
Other non-current liabilities...................................................       7,285         6,769
                                                                                  ------------   -----------
                                                                                      99,088        74,663
                                                                                  ------------   -----------
Minority interests in consolidated subsidiaries.................................       5,000         5,000
                                                                                  ------------   -----------
Contingent liabilities (Note 5)
Mandatorily redeemable equity securities........................................       6,567         6,892
                                                                                  ------------   -----------
Non-redeemable preferred stock, common stock, and other stockholders' equity
 (deficit):
  Preferred stock, authorized 6,000 and 3,000 shares at $.001 and $.01 par value, respectively; issued and outstanding -- none
  Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding -- 14,152 shares and 16,214 shares at December 31, 1994 and June
   30, 1995, respectively.......................................................         142           162
  Capital in excess of par value................................................      58,703        63,290
  Accumulated deficit...........................................................     (61,922)      (43,684)
  Treasury stock................................................................        (734)         (734)
  Unrealized holding gains from securities available for sale...................         883         1,973
  Other equity..................................................................         690           533
                                                                                  ------------   -----------
    Total non-redeemable preferred stock, common stock and other stockholders'
     equity (deficit)...........................................................      (2,238)       21,540
                                                                                  ------------   -----------
                                                                                    $132,124      $130,323
                                                                                  ------------   -----------
                                                                                  ------------   -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           JUNE 30,              JUNE 30,
                                                                     --------------------  --------------------
                                                                       1994       1995       1994       1995
                                                                     ---------  ---------  ---------  ---------
Sales..............................................................  $  27,440  $  29,166  $  54,583  $  57,756
Cost of sales......................................................     15,951     16,383     32,773     33,414
                                                                     ---------  ---------  ---------  ---------
  Gross margin.....................................................     11,489     12,783     21,810     24,342
                                                                     ---------  ---------  ---------  ---------
License fees revenue...............................................        110        110        220        220
                                                                     ---------  ---------  ---------  ---------
Selling expenses...................................................      4,350      4,694      8,560      8,914
General and administrative expenses................................      2,681      2,328      5,660      5,201
Research and development expenses..................................      1,494      1,905      2,925      3,991
                                                                     ---------  ---------  ---------  ---------
  Total operating expenses.........................................      8,525      8,927     17,145     18,106
                                                                     ---------  ---------  ---------  ---------
  Income from operations...........................................      3,074      3,966      4,885      6,456
                                                                     ---------  ---------  ---------  ---------
Other income (expense):
  Interest income..................................................        643        626      1,239      1,189
  Interest expense.................................................     (2,308)    (2,354)    (4,649)    (4,096)
  Other, net.......................................................        153          6      1,233       (153)
                                                                     ---------  ---------  ---------  ---------
                                                                        (1,512)    (1,722)    (2,177)    (3,060)
                                                                     ---------  ---------  ---------  ---------
Income before income taxes and extraordinary item..................      1,562      2,244      2,708      3,396
Income tax provision...............................................        373        206        670        335
                                                                     ---------  ---------  ---------  ---------
Income before extraordinary item...................................      1,189      2,038      2,038      3,061
Extraordinary item -- gain on early retirement of debt, net of
 tax...............................................................                 6,370                15,177
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................      1,189      8,408      2,038     18,238
Dividends and accretion on mandatorily redeemable preferred
 stock.............................................................        180        162        536        325
                                                                     ---------  ---------  ---------  ---------
Net income applicable to common stock..............................  $   1,009  $   8,246  $   1,502  $  17,913
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Income per common share assuming no dilution:
  Income before extraordinary item.................................  $     .07  $     .12  $     .11  $     .18
  Extraordinary item -- gain on early retirement of debt...........                   .40                  1.01
                                                                     ---------  ---------  ---------  ---------
    Net income per common share assuming no dilution...............  $     .07  $     .52  $     .11  $    1.19
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Income per common share assuming full dilution:
  Income before extraordinary item.................................  $     .05  $     .06  $     .08  $     .09
  Extraordinary item -- gain on early retirement of debt...........                   .20                   .48
                                                                     ---------  ---------  ---------  ---------
    Net income per common share assuming full dilution.............  $     .05  $     .26  $     .08  $     .57
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Weighted average common shares outstanding assuming no dilution....     14,069     15,942     14,069     15,018
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Weighted average common shares outstanding assuming full
 dilution..........................................................     20,069     32,560     19,969     31,743
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                            SIX MONTHS ENDED JUNE
                                                                                                     30,
                                                                                            ---------------------
                                                                                               1994       1995
                                                                                            ----------  ---------
Net cash provided by operating activities.................................................  $    8,635  $   8,188
                                                                                            ----------  ---------
Cash flows from investing activities:
  Net decrease (increase) in restricted cash and investments..............................          20       (305)
  Capital expenditures....................................................................      (1,932)    (2,657)
  Proceeds from sale of investments.......................................................       3,440
  Payment for product distribution rights.................................................                 (3,358)
  Proceeds from disposal of property......................................................         284         28
                                                                                            ----------  ---------
Net cash provided by (used in) investing activities.......................................       1,812     (6,292)
                                                                                            ----------  ---------
Cash flows from financing activities:
  Net repayments under credit facilities..................................................      (6,044)    (1,659)
  Principal payments on long-term debt....................................................     (11,522)      (866)
  Proceeds from issuance of secured promissory note.......................................       6,000
  Other...................................................................................          20
                                                                                            ----------  ---------
Net cash used in financing activities.....................................................     (11,546)    (2,525)
                                                                                            ----------  ---------
Effect of exchange rate changes on cash...................................................          79        (69)
                                                                                            ----------  ---------
Net decrease in cash and cash equivalents.................................................      (1,020)      (698)
Cash and cash equivalents at beginning of period..........................................       1,762      1,340
                                                                                            ----------  ---------
Cash and cash equivalents at end of period................................................  $      742  $     642
                                                                                            ----------  ---------
                                                                                            ----------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                   STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                    (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                                     UNREALIZED
                                                                                                                       HOLDING
                                                                                                                     GAINS FROM
                                             COMMON STOCK       CAPITAL IN                      TREASURY STOCK       SECURITIES
                                        ----------------------   EXCESS OF   ACCUMULATED   ------------------------   AVAILABLE
                                         SHARES      AMOUNT      PAR VALUE     DEFICIT       SHARES       AMOUNT      FOR SALE
                                        ---------  -----------  -----------  ------------  -----------  -----------  -----------
Balance at December 31, 1994..........     14,152   $     142    $  58,703    $  (61,922)          83    $    (734)   $     883
Issuance of common stock..............      2,062          20        4,912
Dividends on mandatorily redeemable
 preferred stock......................                                (325)
Unrealized holding gains from
 securities available for sale........                                                                                    1,090
Other equity transactions.............
Net income for the period.............                                            18,238
                                                                                                   --
                                        ---------       -----   -----------  ------------               -----------  -----------
Balance at June 30, 1995..............     16,214   $     162    $  63,290    $  (43,684)          83    $    (734)   $   1,973
                                                                                                   --
                                                                                                   --
                                        ---------       -----   -----------  ------------               -----------  -----------
                                        ---------       -----   -----------  ------------               -----------  -----------


                                           OTHER
                                          EQUITY       TOTAL
                                        -----------  ---------
Balance at December 31, 1994..........   $     690   $  (2,238)
Issuance of common stock..............                   4,932
Dividends on mandatorily redeemable
 preferred stock......................                    (325)
Unrealized holding gains from
 securities available for sale........                   1,090
Other equity transactions.............        (157)       (157)
Net income for the period.............                  18,238

                                        -----------  ---------
Balance at June 30, 1995..............   $     533   $  21,540

                                        -----------  ---------
                                        -----------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 1995, and the results of its operations and its cash flows for the six months ended June 30, 1994 and 1995.

NET INCOME PER COMMON SHARE:

Net income per common share assuming no dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Net income per common share assuming full dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period plus the shares that would be outstanding assuming conversion of the $6,000 secured promissory note ("Decisions Note") issued to Decisions Corporation during January 1994 and the $6,500 secured promissory note (the "Note") issued to Decisions Corporation during August 1994. Assuming conversion of the Decisions Note and the Note, interest expense (net of taxes) on the convertible debt has been added to the net income applicable to common stock in the amount of $79 and $150 for the three months ended June 30, 1994 and 1995, respectively, and $153 and $299 for the six months ended June 30, 1994 and 1995, respectively. Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 2 -- INVENTORIES
Inventories comprise the following:

                                                                                DECEMBER 31,  JUNE 30,
                                                                                    1994        1995
                                                                                ------------  ---------
Raw materials.................................................................   $    5,311   $   5,986
Work-in-process...............................................................        3,753       2,008
Finished goods................................................................       11,283       7,772
                                                                                ------------  ---------
                                                                                 $   20,347   $  15,766
                                                                                ------------  ---------
                                                                                ------------  ---------

NOTE 3 -- DEVELOPMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT
On May 8, 1995, IMED entered into a development and exclusive distribution agreement ("the Agreement") with Debiotech SA ("Debiotech"). Pursuant to the Agreement, Debiotech granted IMED the exclusive right to distribute Debiotech's products in certain North and Central American countries. IMED paid Debiotech $3,000 upon the signing of the Agreement and also agreed to pay

Debiotech additional amounts upon attainment of agreed upon milestones by Debiotech with respect to the development of certain future products. IMED will purchase the products it sells from Debiotech at predetermined prices. The product distribution fee of $3,000 and related expenses of $358 have been classified as an intangible asset and are being amortized on a straight-line basis over the 15 year term of the Agreement.

NOTE 4 -- DEBT
On March 31, 1995, the Company completed an exchange (the "Exchange") wherein $28,245, or approximately 47%, in principal amount of the Company's 7 1/4% Convertible Subordinated Debentures due 2002 ("Old Debentures") were exchanged for an aggregate of $14,123 in principal amount of newly created subordinated debentures ("First Debentures") and 1,340 shares of the Company's common stock ("Common Stock"). As a result of this transaction, the Company recognized an extraordinary gain on the extinguishment of debt of $8,807 (net of the write-off of unamortized debt issue costs of $1,343 related to the Old Debentures and net of $705, the taxes applicable to the Exchange).

On May 19, 1995, the Company completed a second exchange ("Second Exchange") wherein $15,603 of Old Debentures were exchanged for an aggregate of $7,801 of newly created 15% Subordinated Debentures due 1999 ("New Debentures") and 735 shares of Common Stock. In addition, the Company accepted for exchange all of the First Debentures and Common Stock from the Exchange for an aggregate of $14,123 of New Debentures and 1,327 shares of Common Stock. As a result of these transactions, the Company recognized an extraordinary gain on the extinguishment of debt of $6,370 (net of the write-off of unamortized debt issue costs of $727 related to the Old Debentures on net of $362, the taxes applicable to the Second Exchange).

As of June 30, 1995, the principal amount of New Debentures issued and outstanding was $21,924 and the principal amount of Old Debentures issued and outstanding was $16,152.

NOTE 5 -- LITIGATION AND CONTINGENCIES
The Company is a defendant in various actions, claims and legal proceedings arising from normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of the matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based upon discussion with legal counsel, liabilities arising from these matters, if any, will not have a material adverse affect on consolidated financial position or results of operations.

NOTE 6 -- MANDATORILY REDEEMABLE EQUITY SECURITIES
As of June 30, 1995, dividends in arrears on the $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and the $.01 par value mandatorily redeemable convertible preferred stock ("Convertible Preferred Stock") were approximately $740 and $720, respectively. Additionally, the Company did not declare the March 28, 1994 redemption of its 10% Preferred Stock (redemption price of approximately $3,300).

NOTE 7 -- SALE OF MARKETABLE SECURITIES
Other income for the three and six months ended June 30, 1994 includes gains on the sale of marketable securities of $214 and $1,264, respectively.

NOTE 8 -- SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS
Income taxes paid during the six months ended June 30, 1994 and 1995 totaled $785 and $1,232, respectively. Interest paid during the six months ended June 30, 1994 and 1995 totaled $3,638 and $3,566, respectively. As more fully described in Note 4, the Company completed noncash transactions wherein $43,848 of Old Debentures were exchanged for an aggregate of $21,924 of New Debentures plus 2,062 shares of Common Stock.

                                PART I -- ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
--------------------------------------------------------------------------------

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

For purposes of this discussion and analysis, the three months ended June 30, 1994 and 1995 are referred to as the 1994 Second Quarter and 1995 Second Quarter, respectively, and the six months ended June 30, 1994 and 1995 are referred to as 1994 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Company's debt restructurings during 1994, management currently believes that sufficient cash will be available through IMED, based upon current operations, to satisfy debt service and other corporate expenses of Advanced Medical in the foreseeable future. In 1995, IMED's cash flow from operations was $12.1 million which was used for (i) repayments of $1.7 million under the revolving credit facility, (ii) advances of $4.5 million to Advanced Medical, as permitted under IMED's Amended and Restated Loan Agreement ("Amended Loan Agreement") with General Electric Capital Corporation ("GECC"), (iii) payments of $3.3 million for the Agreement with Debiotech and (iv) capital expenditures of $2.7 million. IMED relies on cash generated from operations, together with funds available from the revolving credit facility, to fund its working capital requirements, interest on the GECC credit facility and capital expenditures.

The Company had working capital of $29.6 million as of December 31, 1994 compared with working capital of $27.2 million as of June 30, 1995. The decrease in working capital from December 31, 1994 to June 30, 1995 resulted from reductions in finished goods inventory levels due to sales of instruments partially offset by an increase in the market value of securities available for sale and a decrease in current liabilities.

On March 31, 1995, the Company completed the Exchange, wherein $28.2 million of Old Debentures were exchanged for an aggregate of $14.1 million of First Debentures and approximately 1.3 million shares of Common Stock. As a result of the Exchange, the Company's long-term debt was reduced $14.1 million and shareholders' equity increased $12.1 million. See Note 4 to the Condensed Consolidated Financial Statements.

On May 19, 1995, the Company completed the Second Exchange wherein $15.6 million of Old Debentures were exchanged for an aggregate of $7.8 million of New Debentures and .7 million shares of Common Stock. In addition, the Company accepted for exchange all of the First Debentures and Common Stock from the Exchange for an aggregate of $14.1 million of New Debentures and 1.3 million shares of Common Stock. As a result of the Second Exchange, the Company's long-term debt was reduced $7.8 million and shareholders' equity increased by $8.0 million. See Note 4 to the Condensed Consolidated Financial Statements.

The Company considers its investment in the common stock of Alteon, Inc. ("Alteon") to be a significant source of capital and liquidity if the sale of this investment becomes necessary to satisfy working capital needs. As of July 31, 1995, the Company owned 472,600 shares of Alteon common stock which were registered under the Securities Act on October 1, 1993, and had an aggregate market value of approximately $4.3 million based upon the closing price per share on the NASDAQ National Market System ("NASDAQ"). Prices obtainable in any private sales of such securities are likely to be lower than those quoted on the NASDAQ. Alteon is engaged in the research and development of medical and pharmaceutical products and as such has not yet successfully brought products to the market. Therefore, failure of Alteon to develop and market their products successfully could adversely affect the ability of the Company to dispose of its investments therein upon favorable terms.

The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of 10% Preferred Stock. As of June 30, 1995, there were 329,913 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $.7 million. In addition to the 10% Preferred Stock, as of June 30, 1995, there were 333,000 shares of Convertible Preferred Stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $.7 million. The Company does not expect to declare dividends or redeem the preferred stock issues in the near term due to its limited capital resources.

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

SALES

The Company's sales, cost of sales, and selling expenses for the historical periods shown consist exclusively of IMED's sales, cost of sales and selling expenses and are presented in the table below.

                                                           1994        1995
                                                          SECOND      SECOND
                                                         QUARTER     QUARTER       1994        1995
                                                        ----------  ----------  ----------  ----------
                                                                        (IN MILLIONS)
United States.........................................  $    22.0   $    24.0   $    44.1   $    47.5
International.........................................        4.7         5.2         8.8        10.3
Discontinued IMED Irish Operations (1)................        0.8                     1.7
                                                        ----------  ----------      -----       -----
    Total sales.......................................  $    27.5   $    29.2   $    54.6   $    57.8
                                                        ----------  ----------      -----       -----
                                                        ----------  ----------      -----       -----
Total sales...........................................      100.0%      100.0%      100.0%      100.0%
Cost of sales.........................................       58.1        56.2        60.0        57.9
                                                        ----------  ----------      -----       -----
Gross margin..........................................       41.9%       43.8%       40.0%       42.1%
                                                        ----------  ----------      -----       -----
                                                        ----------  ----------      -----       -----
Selling expenses......................................  $     4.4   $     4.7   $     8.6   $     8.9
                                                        ----------  ----------      -----       -----
                                                        ----------  ----------      -----       -----
Selling expenses as a percentage of sales.............       15.9%       16.1%       15.7%       15.4%
                                                        ----------  ----------      -----       -----
                                                        ----------  ----------      -----       -----

------------------------
(1) Represents revenue associated with Pharmacia AB ("Pharmacia") products manufactured in IMED's Irish Manufacturing Facility ("IMED Ireland") for Pharmacia during 1994 that has discontinued due to the sale of IMED Ireland in August 1994.

The following table sets forth IMED sales by major product groups for the periods presented.

                                                               1994 SECOND  1995 SECOND
                                                                 QUARTER      QUARTER      1994       1995
                                                               -----------  -----------  ---------  ---------
                                                                               (IN MILLIONS)
Piston Cassette Disposables..................................   $     5.5    $     3.8   $    11.8  $     9.2
Peristaltic Disposables......................................        13.2         15.6        25.7       29.3
Piston Cassette Pumps........................................         0.2                      0.4        0.4
Peristaltic Pumps............................................         5.4          7.6         9.6       13.8
ReadyMED.....................................................         0.8          0.6         1.8        1.5
Pharmacia product manufactured in Ireland....................         0.8                      1.7
Other (1)....................................................         1.6          1.6         3.6        3.6
                                                                    -----        -----   ---------  ---------
Total........................................................   $    27.5    $    29.2   $    54.6  $    57.8
                                                                    -----        -----   ---------  ---------
                                                                    -----        -----   ---------  ---------

------------------------
(1) Primarily includes operating lease income relating to pumps, service fees and accessory sales.

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

Disposable administration sets used with IMED's piston cassette pumps had generated, prior to the third quarter of 1992, a majority of IMED's overall sales of disposables and of IMED's total revenues. However, during 1994 and 1995 fewer than 7% of the worldwide unit sales of new pumps were attributable to piston cassette pumps, with the remainder being represented by sales of Gemini pumps. Virtually all placements to new customers from 1992 through 1995 consisted of Gemini instruments. Therefore, sales of piston cassette products (pumps and disposables) are expected to continue to decline as demand for IMED's pumps and proprietary disposable administration sets reflects to an increasing extent the expected gradual shift away from piston cassette technology and toward peristaltic technology, such as that used in IMED's Gemini series of instruments, and other newer technology. IMED's current sales efforts, which emphasize its Gemini series of products, are both consistent with and encourage this shift. There can be no assurance that future sales of peristaltic products will be sufficient to offset the anticipated continued decline in sales of older technology.

The increase in U.S. sales from the 1994 Second Quarter to the 1995 Second Quarter and from 1994 to 1995 is due primarily to increased volumes of instruments and disposable administration sets partially offset by a slight decline in selling prices of instruments and disposable administration sets. Declines in selling prices are a result of market conditions. As hospitals continue to seek ways to control operating costs, IMED can expect continuing pressure to reduce prices. The Company believes that its future levels of profitability will depend on reducing manufacturing costs, successful new product introductions and the development of new markets for these new products.

The increase in international sales from the 1994 Second Quarter to the 1995 Second Quarter is primarily due to increased volumes of disposables sold in Australia, the Middle East and the Far East. The increase in international sales from 1994 to 1995 is primarily due to (i) increased volumes of instruments sold in the Far East and in the European Territory ("European Territory") covered by the distribution agreement with its European marketing and distribution partner, Pharmacia, and

(ii) increased volumes of disposables sold in Australia and the Far East. These increases were partially offset by decreased volumes of disposables sold in the European Territory due to Pharmacia purchasing patterns.

GROSS MARGIN

The gross margin percentage increased from the 1994 Second Quarter to the 1995 Second Quarter and from 1994 to 1995 primarily due to (i) molded parts and components for disposable administration sets sourced from outside vendors at lower costs than previous costs to manufacture at IMED Ireland, (ii) the discontinuance of sales generated from low margin Pharmacia products manufactured by IMED Ireland for Pharmacia discussed previously, and (iii) the favorable effects of peso devaluation on the direct labor costs on assembly of disposable administration sets at the Tijuana facility of $206 in the 1995 Second Quarter and $495 in 1995. The increase in gross margin percentage from the 1994 Second Quarter to the 1995 Second Quarter and from 1994 to 1995 was partially offset by the decline in instrument and disposable administration sets selling prices in the U.S. market, as previously discussed.

SELLING EXPENSES

The increase in selling expenses from the 1994 Second Quarter to the 1995 Second Quarter and from 1994 to 1995 is primarily due to (i) increases in promotion and advertising expenses, (ii) expenses associated with certain 1995 sales meetings not held in 1994 and (iii) increases in personnel costs associated with additional headcount in international territories previously covered exclusively by a dealer network. These increases were partially offset by cost containment programs which have eliminated certain non-value added activities and expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES

The following table sets forth general and administrative ("G&A") expenses, in millions, for Advanced Medical and its subsidiaries for the periods presented.

                                                                 1994 SECOND  1995 SECOND
                                                                   QUARTER      QUARTER      1994       1995
                                                                 -----------  -----------  ---------  ---------
                                                                                 (IN MILLIONS)
IMED...........................................................   $     2.1    $     2.0   $     4.7  $     4.4
Advanced Medical...............................................          .4           .2          .7         .6
Fidata.........................................................          .2           .1          .3         .2
                                                                        ---          ---         ---        ---
    Total G&A expenses.........................................   $     2.7    $     2.3   $     5.7  $     5.2
                                                                        ---          ---         ---        ---
                                                                        ---          ---         ---        ---

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

Advanced Medical is winding down Fidata's remaining operations. Management expects to settle certain remaining claims and liquidate Fidata completely in the fourth quarter of 1995. However, there can be no assurance that Fidata will be completely liquidated in the fourth quarter of 1995 as such will require court and regulatory approval.

RESEARCH AND DEVELOPMENT EXPENSES

The Company's Research and Development ("R&D") expenses, which consist exclusively of IMED's R&D, increased from the 1994 Second Quarter to the 1995 Second Quarter and from 1994 to 1995 due primarily to personnel and related costs associated with IMED's in-house development of a new line of hospital infusion pumps and associated disposable administration sets based upon its patented technology and know-how. Staffing and development programs which are in place in 1995 were not fully implemented in 1994.

RESTRUCTURINGS

During 1993, the Company recorded a $3.5 million restructuring charge in connection with the sale of IMED Ireland and relocation of its molding operations to the United States. The charge included accruals of $1.3 million related to estimated relocation costs and professional fees. Cash payments of approximately $.1 million were made during 1994 and 1995. Accrued expenses of $.7 million remained at June 30, 1995. Expenditures of $.5 million and $.2 million are expected to be paid during the remainder of 1995 and 1996, respectively.

The Company implemented a plan to restructure the operations of IMED during the fourth quarter of 1993 and recorded a $1.2 million restructuring accrual. The restructuring  included  (i)  consolidation  of  certain  operations,  (ii)  the reduction in IMED's domestic work force by approximately 10%, (iii) the modification of certain employee benefit plans and (iv) the elimination of non-value added activities and expenditures. Cash payments of $.5 and $.1 million were paid during 1994 and 1995, respectively. Accrued restructuring expenses of approximately $.4 million remained at June 30, 1995. Expenditures of $.4 million, relating primarily to (i) above, are expected to be paid during the remainder of 1995.

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

OTHER MATTERS

Other income (expense), net for 1994 Second Quarter and 1994, includes income of $.2 million and $1.3 million, respectively, from the sale of marketable securities. The Company did not sell any of its marketable securities during 1995.

Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

HEALTH CARE REFORM

Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States may result in the enactment of national and state health care reform or other legislation affecting payment mechanisms and health care delivery. Legislation which imposes limits on the number and type of medical procedures which may be performed or which has the effect of restricting a provider's ability to select specific devices or products for use in administrating medical care may adversely impact the demand for the Company's products. In addition, legislation which imposes restrictions on the price which may be charged for medical products may adversely affect the Company's results of operations. It is not possible to predict the extent to which the Company or the health care industry in general may be adversely affected by the aforementioned in the future.

                                    PART II
                               OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(B) ARREARAGES IN THE PAYMENT OF PREFERRED STOCK DIVIDENDS

On March 28, 1994, Advanced Medical was required to redeem all the shares outstanding of its 10% Preferred Stock at the redemption price of $10 per share plus all accrued and unpaid dividends to the redemption date (329,901 shares currently outstanding). On July 31, 1995, the total amount of dividend arrearages on the 10% Preferred Stock was approximately $770,000. Unless converted, Advanced Medical is required to redeem all the shares outstanding of its Convertible Preferred Stock at an aggregate redemption price of approximately $2,100,000 plus accrued and unpaid dividends at such time as the 10% Preferred Stock is completely redeemed. On July 31, 1995, the total amount of dividend arrearages on the Convertible Preferred Stock was approximately $745,000. No such redemption and dividend payments have been made due to Advanced Medical's limited capital resources.

Advanced Medical did not declare and pay the September 1993, March 1994, September 1994 and March 1995 dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Items 4(a), (b) and (c) regarding the Annual Meeting of Stockholders of Advanced Medical which was held June 22, 1995, are incorporated by reference to Advanced Medical's Notice of Annual Meeting and Proxy Statement for Annual Meeting of Stockholders, dated June 8, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1        Form  of  Certificate  of  Voting  Powers,  Designation,  Rights,  Preferences  and
           Restrictions of  10%  Cumulative Preferred  Stock.  (Incorporated by  reference  to
           Appendix  A to the Prospectus/Joint Proxy Statement, dated March 3, 1989, of Fidata
           Corporation,  Advanced  Medical,  Inc.  and  Controlled  Therapeutics   Corporation
           included  and forming part  of the Registration  Statement on Form  S-4 of Advanced
           Medical.)
4.2        Loan Agreement, dated  as of April  2, 1990, by  and among IMED,  as borrower,  and
           General  Electric Capital Corporation ("GECC"),  as agent and lender. (Incorporated by reference to Exhibit 10(a) to the  Company's report on Form 8-K dated April  17,
           1990.)
4.3        Form  of  Certificates  of  Voting  Powers,  Designation,  Rights,  Preferences and
           Restrictions of  Convertible Preferred  Stock. (Incorporated  by reference  to  the
           Company's  Annual Report  on Form 10-K  for the  year ended December  31, 1990 [the
           "1990 10-K"].)
4.4        Registration Rights  Agreement,  dated as  of  March 26,  1991,  by and  among  the
           Company,  Mr. Picower, Decisions and JA  Special Limited Partnership, regarding the
           Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.10(a) to  the
           1990 10-K.)
4.5        Indenture  to U.S. Trust Company California, N.A., Trustee, dated January 30, 1992.
           (Incorporated by reference to Exhibit 4.26  to the Company's Annual Report on  Form
           10-K for the year ended December 31, 1991.)
4.6        Letter Agreement, dated as of December 27, 1993, by and between Mr. Picower and the
           Company (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated January 12, 1994.)
4.7        Promissory  Note  dated  January  4, 1994  issued  to  Decisions.  (Incorporated by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the  year ended December 31, 1993.)
4.8        Promissory  Note,  dated August  12, 1994,  issued  to Decisions.  (Incorporated by reference to Exhibit  99.3 to the  Company's report  on Form 10-Q  for the  quarter ended June 30, 1994 [the "June 30, 1994 10-Q"].)
4.9        Modification  Agreement  dated February  3, 1995,  by and  between the  Company and
           Decisions Incorporated.  (Incorporated by  reference  to the  Exhibit 4.11  to  the
           Company's  Annual Report  on Form 10-K  for the  year ended December  31, 1994 [the
           "1994 10-K"].)
4.10       Exchange Agreement dated February  3, 1995, by and  among the Company and  Fidelity
           Convertible  Securities Fund and Fidelity  Select Healthcare Fund. (Incorporated by
           reference to Exhibit 4.12 to the Company's 1994 10-K.)
4.11       Indenture to United  States Trust Company  of New York  dated as of  June 1,  1995.
           (Incorporated by reference to Exhibit 9(c)(4) to the Company's Schedule 13E-4 dated
           April 21, 1995.)
10.1       Warrant   Purchase  Agreement,  dated  April  2,   1990,  between  IMED  and  GECC.
           (Incorporated by reference to  Exhibit 10-18 to the  Company's report on Form  10-Q for the quarter ended March 31, 1990 ([the "March 31, 1990 10-Q"].)
10.2       Warrant  to Purchase Common  Stock of IMED,  dated April 2,  1990. (Incorporated by reference to Exhibit 10-19 to the March 31, 1990 10-Q.)
10.3       Amended and Restated  Distribution Agreement  dated as of  August 12,  1994 by  and among Pharmacia AB, IMED Corporation and the Company. (Incorporated by reference to
           Exhibit  10.25 to the Company's Form 10-Q  for the quarter ended September 30, 1994
           [the "September 30, 1994 10-Q"].)

10.4       Final Agreement dated as of  August 12, 1994 by and  among the Company, AM  General
           Development Corp., AM Development Limited, Kamen, Deka Research & Development Corp.
           and  IMED Corporation. (Incorporated by reference to Exhibit 10.26 to the Company's
           September 30, 1994 10-Q.)
10.5       Letter Agreement, dated as  of June 29,  1994, by and between  Mr. Picower and  the
           Company. (Incorporated by reference to Exhibit 99.1 to the June 30, 1994 10-Q.)
10.6       Amended and Restated Loan Agreement, dated August 12, 1994, by and between IMED and
           GECC. (Incorporated by reference to Exhibit 99.2 to the June 30, 1994 10-Q.)
11.1       Computation  of Net Income per share for the three and six month periods ended June
           30, 1994 and 1995.

                    ---------------------------------------

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ________ADVANCED MEDICAL, INC.________
                                                       (REGISTRANT)

Date: August 8, 1995                      By: ________/s/_JOSEPH W. KUHN________
                                                      Joseph W. Kuhn
                                                        PRESIDENT
                                              (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

 EXHIBIT
   NO.                                                                                                          PAGE NO.
---------                                                                                                         -----
11.1       Computation of Net Income per share for the three and six month periods ended June 30, 1994 and
            1995.............................................................................................          19