Form 10-Q
period 1995-09-30
ADVANCED MEDICAL INC
filed 1995-10-17
CIK 817161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q
      (MARK ONE)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1995 or

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

On October 16, 1995, 16,130,717 shares of Registrant's Common Stock were outstanding.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
------------------------------------------------------------

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

                                                                    PAGE
                                                               ---------------
 Condensed consolidated balance sheets at December 31, 1994 and
  September 30, 1995...........................................        3

  Condensed consolidated statements of operations for the three
   and nine months ended September 30, 1994 and 1995...........        4

  Condensed consolidated statements of cash flows for the nine
   months ended September 30, 1994 and 1995....................        5

  Condensed consolidated statement of changes in stockholders'
   equity (deficit) for the period from December 31, 1994 to
   September 30, 1995..........................................        6

  Notes to the condensed consolidated financial statements.....        7

Item 2 - Management's Discussion and Analysis of Financial
 Condition and Results of Operations...........................        9

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings.....................................       14

Item 2 - Changes in Securities................................. Not applicable

Item 3 - Defaults Upon Senior Securities.......................       14

Item 4 - Submission of Matters to a Vote of Security -
 Holders....................................................... Not applicable

Item 5 - Other Information..................................... Not applicable

Item 6 - Exhibits and Reports on Form 8-K......................       15

                                  FORM 10 -- Q
                                PART 1 -- ITEM 1
                             FINANCIAL INFORMATION

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                  DECEMBER 31,
                                                                                      1994
                                                                                  ------------    SEPTEMBER
                                                                                                  30, 1995
                                                                                                 -----------
                                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents.....................................................    $  1,340      $  1,353
  Restricted cash and investment securities.....................................       1,732         2,202
  Securities available for sale.................................................       2,883         5,516
  Receivables, net..............................................................      24,841        21,448
  Inventories...................................................................      20,347        17,164
  Prepaid expenses and other current assets.....................................       2,140         1,500
                                                                                  ------------   -----------
    Total current assets........................................................      53,283        49,183
Net investment in sales-type and direct financing leases........................      14,807        15,315
Property, plant and equipment, net..............................................      11,595        12,799
Other non-current assets........................................................       4,921         4,271
Intangible assets, net..........................................................      47,518        48,236
                                                                                  ------------   -----------
                                                                                    $132,124      $129,804
                                                                                  ------------   -----------
                                                                                  ------------   -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt.............................................    $  1,214      $    502
  Accounts payable..............................................................       8,427         7,535
  Accrued expenses and other current liabilities................................      14,066        14,231
                                                                                  ------------   -----------
    Total current liabilities...................................................      23,707        22,268
                                                                                  ------------   -----------
Long-term debt..................................................................      91,803        63,202
Other non-current liabilities...................................................       7,285         6,579
                                                                                  ------------   -----------
                                                                                      99,088        69,781
                                                                                  ------------   -----------
Minority interests in consolidated subsidiaries.................................       5,000         5,000
                                                                                  ------------   -----------
Contingent liabilities (Note 5)
Mandatorily redeemable equity securities........................................       6,567         7,054
                                                                                  ------------   -----------
Non-redeemable preferred stock, common stock, and other stockholders' equity
 (deficit):
  Preferred stock, authorized 6,000 and 3,000 shares at $.001 and $.01 par value, respectively; issued and outstanding -- none
  Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding -- 14,152 shares and 16,214 shares at December 31, 1994 and
   September 30, 1995, respectively.............................................         142           162
  Capital in excess of par value................................................      58,703        63,128
  Accumulated deficit...........................................................     (61,922)      (41,278)
  Treasury stock................................................................        (734)         (734)
  Unrealized holding gains from securities available for sale...................         883         3,829
  Other equity..................................................................         690           594
                                                                                  ------------   -----------
    Total non-redeemable preferred stock, common stock and other stockholders'
     equity (deficit)...........................................................      (2,238)       25,701
                                                                                  ------------   -----------
                                                                                    $132,124      $129,804
                                                                                  ------------   -----------
                                                                                  ------------   -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                                     --------------------  --------------------
                                                                       1994       1995       1994       1995
                                                                     ---------  ---------  ---------  ---------
Sales..............................................................  $  27,427  $  24,925  $  82,010  $  82,681
Cost of sales......................................................     15,675     13,181     48,448     46,595
                                                                     ---------  ---------  ---------  ---------
  Gross margin.....................................................     11,752     11,744     33,562     36,086
                                                                     ---------  ---------  ---------  ---------
License fees revenue...............................................        111        111        331        331
                                                                     ---------  ---------  ---------  ---------
Selling expenses...................................................      4,119      4,051     12,679     12,965
General and administrative expenses................................      2,722      2,496      8,382      7,697
Research and development expenses..................................      1,546      1,612      4,471      5,603
                                                                     ---------  ---------  ---------  ---------
  Total operating expenses.........................................      8,387      8,159     25,532     26,265
                                                                     ---------  ---------  ---------  ---------
  Income from operations...........................................      3,476      3,696      8,361     10,152
                                                                     ---------  ---------  ---------  ---------
Other income (expense):
  Interest income..................................................        651        625      1,890      1,814
  Interest expense.................................................     (2,011)    (2,088)    (6,660)    (6,184)
  Other, net.......................................................       (158)       534      1,075        381
                                                                     ---------  ---------  ---------  ---------
                                                                        (1,518)      (929)    (3,695)    (3,989)
                                                                     ---------  ---------  ---------  ---------
Income before income taxes and extraordinary item..................      1,958      2,767      4,666      6,163
Income tax provision...............................................        499        361      1,169        696
                                                                     ---------  ---------  ---------  ---------
Income before extraordinary item...................................      1,459      2,406      3,497      5,467
Extraordinary item -- gain on early retirement of debt, net of
 tax...............................................................                                      15,177
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................      1,459      2,406      3,497     20,644
Dividends and accretion on mandatorily redeemable preferred
 stock.............................................................        180        162        716        487
                                                                     ---------  ---------  ---------  ---------
Net income applicable to common stock..............................  $   1,279  $   2,244  $   2,781  $  20,157
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Income per common share assuming no dilution:
  Income before extraordinary item.................................  $     .09  $     .14  $     .20  $     .32
  Extraordinary item -- gain on early retirement of debt...........                                         .98
                                                                     ---------  ---------  ---------  ---------
    Net income per common share assuming no dilution...............  $     .09  $     .14  $     .20  $    1.30
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Income per common share assuming full dilution:
  Income before extraordinary item.................................  $     .06  $     .07  $     .14  $     .17
  Extraordinary item -- gain on early retirement of debt...........                                         .47
                                                                     ---------  ---------  ---------  ---------
    Net income per common share assuming full dilution.............  $     .06  $     .07  $     .14  $     .64
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Weighted average common shares outstanding assuming no dilution....     14,069     16,451     14,069     15,500
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Weighted average common shares outstanding assuming full
 dilution..........................................................     25,767     33,119     21,923     32,257
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ---------------------
                                                                                               1994       1995
                                                                                            ----------  ---------
Net cash provided by operating activities.................................................  $    9,119  $  15,075
                                                                                            ----------  ---------
Cash flows from investing activities:
  Capital expenditures....................................................................      (3,325)    (4,629)
  Proceeds from sale of investments.......................................................       3,689        859
  Proceeds from sale of Irish operations..................................................       3,766
  Payments for product distribution rights................................................                 (3,391)
  Other...................................................................................         379       (441)
                                                                                            ----------  ---------
Net cash provided by (used in) investing activities.......................................       4,509     (7,602)
                                                                                            ----------  ---------
Cash flows from financing activities:
  Net repayments under credit facilities..................................................      (4,401)    (6,351)
  Principal payments on long-term debt....................................................     (45,687)    (1,038)
  Purchase of preferred stock.............................................................        (646)
  Proceeds from issuance of secured promissory notes......................................      12,500
  Proceeds from issuance of long-term credit facility.....................................      23,793
  Other...................................................................................          20
                                                                                            ----------  ---------
Net cash used in financing activities.....................................................     (14,421)    (7,389)
                                                                                            ----------  ---------
Effect of exchange rate changes on cash...................................................          34        (71)
                                                                                            ----------  ---------
Net increase (decrease) in cash and cash equivalents......................................        (759)        13
Cash and cash equivalents at beginning of period..........................................       1,762      1,340
                                                                                            ----------  ---------
Cash and cash equivalents at end of period................................................  $    1,003  $   1,353
                                                                                            ----------  ---------
                                                                                            ----------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                   STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                    (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                                     UNREALIZED
                                                                                                                       HOLDING
                                                                                                                     GAINS FROM
                                             COMMON STOCK       CAPITAL IN                      TREASURY STOCK       SECURITIES
                                        ----------------------   EXCESS OF   ACCUMULATED   ------------------------   AVAILABLE
                                         SHARES      AMOUNT      PAR VALUE     DEFICIT       SHARES       AMOUNT      FOR SALE
                                        ---------  -----------  -----------  ------------  -----------  -----------  -----------
Balance at December 31, 1994..........     14,152   $     142    $  58,703    $  (61,922)          83    $    (734)   $     883
Issuance of common stock..............      2,062          20        4,912
Dividends on mandatorily redeemable
 preferred stock......................                                (487)
Current year change in net unrealized
 holding gains from securities
 available for sale...................                                                                                    2,946
Other equity transactions.............
Net income for the period.............                                            20,644
                                                                                                   --
                                        ---------       -----   -----------  ------------               -----------  -----------
Balance at September 30, 1995.........     16,214   $     162    $  63,128    $  (41,278)          83    $    (734)   $   3,829
                                                                                                   --
                                                                                                   --
                                        ---------       -----   -----------  ------------               -----------  -----------
                                        ---------       -----   -----------  ------------               -----------  -----------


                                           OTHER
                                          EQUITY       TOTAL
                                        -----------  ---------
Balance at December 31, 1994..........   $     690   $  (2,238)
Issuance of common stock..............                   4,932
Dividends on mandatorily redeemable
 preferred stock......................                    (487)
Current year change in net unrealized
 holding gains from securities
 available for sale...................                   2,946
Other equity transactions.............         (96)        (96)
Net income for the period.............                  20,644

                                        -----------  ---------
Balance at September 30, 1995.........   $     594   $  25,701

                                        -----------  ---------
                                        -----------  ---------

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 1995, and the results of its operations and its cash flows for the nine months ended September 30, 1994 and 1995.

NET INCOME PER COMMON SHARE:

Net income per common share assuming no dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Net income per common share assuming full dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period plus the shares that would be outstanding assuming conversion of the $6,000 secured promissory note ("Decisions Note") issued to Decisions Incorporated during January 1994 and the $6,500 secured promissory note (the "Note") issued to Decisions Incorporated during August 1994. Assuming conversion of the Decisions Note and the Note, interest expense (net of taxes) on the convertible debt has been added to the net income applicable to common stock in the amount of $140 and $152 for the three months ended September 30, 1994 and 1995, respectively, and $293 and $451 for the nine months ended September 30, 1994 and 1995, respectively. Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 2 -- INVENTORIES
Inventories comprise the following:

                                                 DECEMBER 31,   SEPTEMBER 30,
                                                     1994           1995
                                                 ------------   -------------
    Raw materials..............................     $ 5,311        $ 6,315
    Work-in-process............................       3,753          2,250
    Finished goods.............................      11,283          8,599
                                                 ------------   -------------
                                                    $20,347        $17,164
                                                 ------------   -------------
                                                 ------------   -------------

NOTE 3 -- DEVELOPMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT
On May 8, 1995, IMED entered into a development and exclusive distribution agreement ("the Agreement") with Debiotech SA ("Debiotech"). Pursuant to the Agreement, Debiotech granted IMED the exclusive right to distribute Debiotech's products in certain North and Central American countries. IMED paid Debiotech $3,000 upon the signing of the Agreement and also agreed to pay Debiotech additional amounts upon attainment of agreed upon milestones by Debiotech with respect to the development of certain future products. IMED will purchase the products it sells from

Debiotech at predetermined prices. The product distribution fee of $3,000 and related expenses of $391 have been classified as an intangible asset and are being amortized on a straight-line basis over the 15 year term of the Agreement.

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

On May 19, 1995, the Company completed a second exchange ("Second Exchange") wherein $15,603 of Old Debentures were exchanged for an aggregate of $7,801 of newly created 15% Subordinated Debentures due 1999 ("New Debentures") and 735 shares of Common Stock. In addition, the Company accepted for exchange all of the First Debentures and Common Stock from the Exchange for an aggregate of $14,123 of New Debentures and 1,327 shares of Common Stock. As a result of these transactions, the Company recognized an extraordinary gain on the extinguishment of debt of $6,370 (net of the write-off of unamortized debt issue costs of $727 related to the Old Debentures and net of $362, the taxes applicable to the Second Exchange).

As of September 30, 1995, the principal amount of New Debentures issued and outstanding was $21,924 and the principal amount of Old Debentures issued and outstanding was $16,152.

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

NOTE 6 -- MANDATORILY REDEEMABLE EQUITY SECURITIES
As of September 30, 1995, dividends in arrears on the $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and the $.01 par value mandatorily redeemable convertible preferred stock ("Convertible Preferred Stock") were approximately $825 and $800, respectively. Additionally, the Company did not declare the March 28, 1994 redemption of its 10% Preferred Stock (redemption price of approximately $3,300).

NOTE 7 -- SALE OF MARKETABLE SECURITIES
Other income for the three months ended September 30, 1994 and 1995 includes gains on the sale of marketable securities of $121 and $546, respectively. Other income for the nine months ended September 30, 1994 and 1995 includes gains on the sale of marketable securities of $1,385 and $546, respectively.

NOTE 8 -- SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS
Income taxes paid during the nine months ended September 30, 1994 and 1995 totaled $1,047 and $1,412, respectively. Interest paid during the nine months ended September 30, 1994 and 1995 totaled $6,824 and $5,267, respectively. Depreciation and amortization expense for the nine months ended September 30, 1994 and 1995 totaled $6,249 and $6,070, respectively. As more fully described in Note 4, the Company completed noncash transactions wherein $43,848 of Old Debentures were exchanged for an aggregate of $21,924 of New Debentures plus 2,062 shares of Common Stock.

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

For purposes of this discussion and analysis, the three months ended September 30, 1994 and 1995 are referred to as the 1994 Third Quarter and 1995 Third Quarter, respectively, and the nine months ended September 30, 1994 and 1995 are referred to as 1994 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Company's debt restructurings during 1994, management currently believes that sufficient cash will be available through IMED, based upon current operations, to satisfy debt service and other corporate expenses of Advanced Medical in the foreseeable future. In 1995, IMED's cash flow from operations was $20.3 million which was used for (i) repayments of $6.4 million under the revolving credit facility, (ii) advances of $6.0 million to Advanced Medical, as permitted under IMED's Amended and Restated Loan Agreement ("Amended Loan Agreement") with General Electric Capital Corporation ("GECC"), (iii) payments of $3.4 million for the Agreement with Debiotech and (iv) capital expenditures of $4.6 million. IMED relies on cash generated from operations, together with funds available from the revolving credit facility, to fund its working capital requirements, interest on the GECC credit facility and capital expenditures.

The Company had working capital of $29.6 million as of December 31, 1994 compared with working capital of $26.9 million as of September 30, 1995. The decrease in working capital from December 31, 1994 to September 30, 1995 resulted from reductions in finished goods inventory levels due to sales of instruments and the collection of receivables. The decrease in working capital was partially offset by an increase in the market value of securities available for sale and a decrease in current liabilities.

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

On May 19, 1995, the Company completed the Second Exchange wherein $15.6 million of Old Debentures were exchanged for an aggregate of $7.8 million of New Debentures and .7 million shares of Common Stock. In addition, the Company accepted for exchange all of the First Debentures and Common Stock from the Exchange for an aggregate of $14.1 million of New Debentures and 1.3 million shares of Common Stock. As a result of these transactions, the Company's long-term debt was reduced $7.8 million and shareholders' equity increased by $8.0 million. See Note 4 to the Condensed Consolidated Financial Statements.

The Company considers its investment in the common stock of Alteon, Inc. ("Alteon") to be a significant source of capital and liquidity. Under the Decisions Note and the Note loan agreements, the Alteon common stock holdings and the proceeds from any sales are pledged as security and are restricted to the satisfaction of working capital requirements. During the third quarter of 1995, the Company sold 80,000 shares of Alteon for approximately $.9 million. As of September 30, 1995, the Company owned 432,600 shares of Alteon common stock which were registered under the Securities Act on October 1, 1993, and had an aggregate market value of approximately $5.5 million based upon the closing price per share on the NASDAQ National Market System ("NASDAQ"). Prices obtainable in any private sales of such securities are likely to be lower than those quoted on the NASDAQ. Alteon is engaged in the research and development of medical and pharmaceutical products and as such has not yet successfully brought products to the market. Therefore, failure of Alteon to develop and market their products successfully could adversely affect the ability of the Company to dispose of its investments therein upon favorable terms.

Advanced Medical did not pay the March 28, 1994 mandatory redemption of all outstanding shares of 10% Preferred Stock. As of September 30, 1995, there were 329,913 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $.8 million. In addition to the 10% Preferred Stock, as of September 30, 1995, there were 333,000 shares of Convertible Preferred Stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $.8 million. Advanced Medical does not expect to declare dividends or redeem the preferred stock issues in the near term due to its limited capital resources.

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

                                              1994       1995
                                             THIRD      THIRD
                                            QUARTER    QUARTER     1994      1995
                                            --------   --------   -------   -------
                                                         (IN MILLIONS)
United States.............................   $ 22.0     $ 19.8    $ 66.1    $ 67.3
International.............................      4.5        5.1      13.3      15.4
Discontinued IMED Irish Operations (1)....       .9                  2.6
                                            --------   --------   -------   -------
    Total sales...........................   $ 27.4     $ 24.9    $ 82.0    $ 82.7
                                            --------   --------   -------   -------
                                            --------   --------   -------   -------
Total sales...............................    100.0%     100.0%    100.0%    100.0%
Cost of sales.............................     57.2%      52.9%     59.1%     56.4%
                                            --------   --------   -------   -------
Gross margin..............................     42.8%      47.1%     40.9%     43.6%
                                            --------   --------   -------   -------
                                            --------   --------   -------   -------
Selling expenses..........................   $  4.1     $  4.1    $ 12.7    $ 13.0
                                            --------   --------   -------   -------
                                            --------   --------   -------   -------
Selling expenses as a percentage of
 sales....................................     15.0%      16.3%     15.5%     15.7%
                                            --------   --------   -------   -------
                                            --------   --------   -------   -------

------------------------

(1) Represents revenue associated with Pharmacia AB ("Pharmacia") products manufactured in IMED's Irish Manufacturing Facility ("IMED Ireland") for Pharmacia during 1994 that has discontinued due to the sale of IMED Ireland in August 1994.

The following table sets forth IMED sales by major product groups for the periods presented.

                                                  1994       1995
                                                 THIRD      THIRD
                                                QUARTER    QUARTER    1994   1995
                                                --------   --------   -----  -----
                                                          (IN MILLIONS)
Piston Cassette Disposables...................   $  5.3     $  3.8    $17.1  $13.0
Peristaltic Disposables.......................     13.6       14.9     39.3   44.2
Piston Cassette Pumps.........................       .2         .1       .6     .5
Peristaltic Pumps.............................      5.1        4.2     14.7   18.0
ReadyMED......................................       .9         .5      2.7    2.0
Pharmacia product manufactured in Ireland.....       .9                 2.6
Other (1).....................................      1.4        1.4      5.0    5.0
                                                --------   --------   -----  -----
Total.........................................   $ 27.4     $ 24.9    $82.0  $82.7
                                                --------   --------   -----  -----
                                                --------   --------   -----  -----

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

Disposable administration sets used with IMED's piston cassette pumps had generated, prior to the third quarter of 1992, a majority of IMED's overall sales of disposables and of IMED's total revenues. However, during 1994 and 1995 fewer than 7% of the worldwide unit sales of new pumps were attributable to piston cassette pumps, with the remainder being represented by sales of Gemini pumps. Virtually all placements to new customers during 1994 and 1995 consisted of Gemini instruments. Therefore, sales of piston cassette products (pumps and disposables) are expected to continue to decline as demand for IMED's pumps and proprietary disposable administration sets reflects to an increasing extent the expected gradual shift away from piston cassette technology and toward peristaltic technology, such as that used in IMED's Gemini series of instruments, and other newer technology. IMED's current sales efforts, which emphasize its Gemini series of products, are both consistent with and encourage this shift. There can be no assurance that future sales of peristaltic products will be sufficient to offset the anticipated continued decline in sales of older technology.

The decrease in U.S. sales from the 1994 Third Quarter to the 1995 Third Quarter is due primarily to decreased volumes of instruments and a decline in selling prices of disposable administration sets. Also contributing to the decrease in sales is a reduction of Readymed volume due to lower demand for the product, which is expected to continue. The increase in U.S. sales from 1994 to 1995 is due primarily to increased volumes of instruments and disposable administration sets partially offset by a slight decline in selling prices of instruments and disposable administration sets and the decline in Readymed volume discussed previously. Declines in selling prices are a result of market conditions. As hospitals continue to seek ways to control operating costs, IMED can expect continuing pressure to reduce prices. The Company believes that its future levels of profitability will depend on reducing manufacturing costs, successful new product introductions and the development of new markets for these new products.

The increase in international sales from the 1994 Third Quarter to the 1995 Third Quarter is primarily due to increased volumes of disposables sold in Australia and the Middle East due to the increases in the installed base in those regions. The increase in international sales from 1994 to 1995 is primarily due to (i) increased volumes of instruments sold in the Middle East, the Far East and in the European Territory ("European Territory") covered by the distribution agreement with its European marketing and distribution partner, Pharmacia, and (ii) increased volumes of disposables sold in Australia, the Middle East and the Far East. These increases were partially offset by decreased volumes of disposables sold in the European Territory reflecting a decline in installed instrument base.

GROSS MARGIN

The gross margin percentage increased from the 1994 Third Quarter to the 1995 Third Quarter and from 1994 to 1995 primarily due to (i) molded parts and components for disposable administration sets sourced from outside vendors at lower costs than previous costs to manufacture at IMED Ireland, (ii) the discontinuance of sales generated from low margin Pharmacia products manufactured by IMED Ireland for Pharmacia, and (iii) the favorable effects of peso devaluation on the labor costs of disposable administration set assembly at the Tijuana facility of $193 in the 1995 Third Quarter and $688 in 1995. The increase in gross margin percentage from the 1994 Third Quarter to the 1995 Third Quarter and from 1994 to 1995 was achieved despite the decline in selling prices in the U.S. market, as previously discussed.

SELLING EXPENSES

The increase in selling expenses from 1994 to 1995 is primarily due to (i) increases in promotion and advertising expenses, (ii) expenses associated with certain 1995 sales meetings not held in 1994 and (iii) increases in personnel costs associated with additional headcount in international territories previously covered exclusively by a dealer network. These increases were partially offset by cost containment programs which have eliminated certain non-value added activities and expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES

The following table sets forth general and administrative ("G&A") expenses, in millions, for Advanced Medical and its subsidiaries for the periods presented.

                                                 1994      1995
                                                 THIRD     THIRD
                                                QUARTER   QUARTER   1994  1995
                                                -------   -------   ----  ----
                                                        (IN MILLIONS)
    IMED......................................    $2.3      $2.1    $7.0  $6.5
    Advanced Medical..........................      .3        .3     1.0    .9
    Fidata....................................      .1        .1      .4    .3
                                                -------   -------   ----  ----
        Total G&A expenses....................    $2.7      $2.5    $8.4  $7.7
                                                -------   -------   ----  ----
                                                -------   -------   ----  ----

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

RESEARCH AND DEVELOPMENT EXPENSES

The Company's Research and Development ("R&D") expenses, which consist exclusively of IMED's R&D, increased from the 1994 Third Quarter to the 1995 Third Quarter and from 1994 to 1995 due primarily to personnel and related costs associated with IMED's in-house development of a new line of hospital infusion pumps and associated disposable administration sets based upon its patented technology and know-how. Staffing and development programs which are in place in 1995 were not fully implemented in 1994.

RESTRUCTURINGS

During 1993, the Company recorded a $3.5 million restructuring charge in connection with the sale of IMED Ireland and relocation of its molding operations to the United States. The charge included accruals of $1.3 million related to estimated relocation costs and professional fees. Cash payments of approximately $.1 million were made during 1994 and 1995. Accrued expenses of $.6 million remained at September 30, 1995. Expenditures of $.2 million and $.4 million are expected to be paid during the remainder of 1995 and 1996, respectively.

The Company implemented a plan to restructure the operations of IMED during the fourth quarter of 1993 and recorded a $1.2 million restructuring accrual. The restructuring included (i) consolidation of certain operations, (ii) the reduction in IMED's domestic work force by approximately 10%, (iii) the modification of certain employee benefit plans and (iv) the elimination of non-value added activities and expenditures. Cash payments of $.5 and $.3 million were paid during 1994 and 1995, respectively. Accrued restructuring expenses of approximately $.2 million remained at September 30, 1995. Expenditures of $.2 million, relating primarily to (i) above, are expected to be paid during the remainder of 1995.

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

OTHER MATTERS

Other income (expense), net for 1994 Third Quarter and 1995 Third Quarter, includes income of $.1 million and $.5 million, respectively, from the sale of marketable securities. Other income (expense), net for 1994 and 1995, includes income of $1.4 million and $.5 million, respectively, from the sale of marketable securities.

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

                                    PART II
                               OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

U.S., ex rel and Geisler v. IMED Corporation et al. This is an action in the United States District Court for the Northern District of Illinois. The complaint, which was received by IMED Corporation on September 25, 1995, was commenced under the Federal False Claims Act and alleges, among other things, participation in a scheme to file false claims under federal medicare programs, fraud in connection with employment relations with plaintiff Geisler, common law fraud, violations of the Racketeer Influenced and Corrupt Organizations Act and violations of the Medicare Fraud and Abuse Act. The complaint seeks significant damages and requests treble damages in certain instances.

To the knowledge of IMED Corporation, the federal government has not intervened in, and has no participation in, the case. As IMED has only recently received the complaint, it is currently reviewing and analyzing the matters set forth in the complaint and has not yet responded to the allegations set forth therein.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(B) ARREARAGES IN THE PAYMENT OF PREFERRED STOCK DIVIDENDS

On March 28, 1994, Advanced Medical was required to redeem all the shares outstanding of its 10% Preferred Stock at the redemption price of $10 per share plus all accrued and unpaid dividends to the redemption date (329,913 shares currently outstanding). On October 16, 1995, the total amount of dividend arrearages on the 10% Preferred Stock was approximately $840,000. Unless converted, Advanced Medical is required to redeem all the shares outstanding of its Convertible Preferred Stock at an aggregate redemption price of approximately $2,100,000 plus accrued and unpaid dividends at such time as the 10% Preferred Stock is completely redeemed. On October 16, 1995, the total amount of dividend arrearages on the Convertible Preferred Stock was approximately $815,000. No such redemption and dividend payments have been made due to Advanced Medical's limited capital resources.

Advanced Medical did not declare and pay the September 1993, March 1994, September 1994, March 1995 and September 1995 dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1        Form  of  Certificate  of  Voting  Powers,  Designation,  Rights,  Preferences  and
           Restrictions of  10%  Cumulative Preferred  Stock.  (Incorporated by  reference  to
           Appendix  A to the Prospectus/Joint Proxy Statement, dated March 3, 1989, of Fidata
           Corporation,  Advanced  Medical,  Inc.  and  Controlled  Therapeutics   Corporation
           included  and forming part  of the Registration  Statement on Form  S-4 of Advanced
           Medical.)
4.2        Loan Agreement, dated  as of April  2, 1990, by  and among IMED,  as borrower,  and
           General  Electric Capital Corporation ("GECC"),  as agent and lender. (Incorporated by reference to Exhibit 10(a) to the  Company's report on Form 8-K dated April  17,
           1990.)
4.3        Form  of  Certificates  of  Voting  Powers,  Designation,  Rights,  Preferences and
           Restrictions of  Convertible Preferred  Stock. (Incorporated  by reference  to  the
           Company's  Annual Report  on Form 10-K  for the  year ended December  31, 1990 [the
           "1990 10-K"].)
4.4        Registration Rights  Agreement,  dated as  of  March 26,  1991,  by and  among  the
           Company,  Mr. Picower, Decisions and JA  Special Limited Partnership, regarding the
           Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.10(a) to  the
           1990 10-K.)
4.5        Indenture  to U.S. Trust Company California, N.A., Trustee, dated January 30, 1992.
           (Incorporated by reference to Exhibit 4.26  to the Company's Annual Report on  Form
           10-K for the year ended December 31, 1991.)
4.6        Letter Agreement, dated as of December 27, 1993, by and between Mr. Picower and the
           Company (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated January 12, 1994.)
4.7        Promissory  Note  dated  January  4, 1994  issued  to  Decisions.  (Incorporated by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the  year ended December 31, 1993.)
4.8        Promissory  Note,  dated August  12, 1994,  issued  to Decisions.  (Incorporated by reference to Exhibit  99.3 to the  Company's report  on Form 10-Q  for the  quarter ended June 30, 1994 [the "June 30, 1994 10-Q].)
4.9        Modification  Agreement  dated February  3, 1995,  by and  between the  Company and
           Decisions Incorporated.  (Incorporated by  reference  to the  Exhibit 4.11  to  the
           Company's  Annual Report  on Form 10-K  for the  year ended December  31, 1994 [the
           "1994 10-K"].)
4.10       Exchange Agreement dated February  3, 1995, by and  among the Company and  Fidelity
           Convertible  Securities Fund and Fidelity  Select Healthcare Fund. (Incorporated by
           reference to Exhibit 4.12 to the Company's 1994 10-K.)
4.11       Indenture to United  States Trust Company  of New York  dated as of  June 1,  1995.
           (Incorporated by reference to Exhibit 9(c)(4) to the Company's Schedule 13E-4 dated
           April 21, 1995.)
10.1       Warrant   Purchase  Agreement,  dated  April  2,   1990,  between  IMED  and  GECC.
           (Incorporated by reference to  Exhibit 10-18 to the  Company's report on Form  10-Q for the quarter ended March 31, 1990 ([the "March 31, 1990 10-Q].)
10.2       Warrant  to Purchase Common  Stock of IMED,  dated April 2,  1990. (Incorporated by reference to Exhibit 10-19 to the March 31, 1990 10-Q.)
10.3       Amended and Restated  Distribution Agreement  dated as of  August 12,  1994 by  and among Pharmacia AB, IMED Corporation and the Company. (Incorporated by reference to
           Exhibit  10.25 to the Company's Form 10-Q  for the quarter ended September 30, 1994
           [the "September 30, 1994 10-Q"].)*

10.4       Final Agreement dated as of  August 12, 1994 by and  among the Company, AM  General
           Development Corp., AM Development Limited, Kamen, Deka Research & Development Corp.
           and  IMED Corporation. (Incorporated by reference to Exhibit 10.26 to the Company's
           September 30, 1994 10-Q.)*
10.5       Letter Agreement, dated as  of June 29,  1994, by and between  Mr. Picower and  the
           Company. (Incorporated by reference to Exhibit 99.1 to the June 30, 1994 10-Q.)
10.6       Amended and Restated Loan Agreement, dated August 12, 1994, by and between IMED and
           GECC. (Incorporated by reference to Exhibit 99.2 to the June 30, 1994 10-Q.)
10.7       Development and Exclusive Distribution Agreement, dated May 8, 1995, by and between
           Debiotech SA and IMED Corporation.**
11.1       Computation  of Net  Income per share  for the  three and nine  month periods ended
           September 30, 1994 and 1995.

                    ---------------------------------------

 *The Company has been granted confidential treatment with respect to certain portions of this exhibit under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**The Company has requested that certain portions of this exhibit be afforded confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            ADVANCED MEDICAL, INC.
                                                ---------------------------------------------
                                                                 (REGISTRANT)

Date: October 17, 1995                                 By:           /s/ JOSEPH W. KUHN
                                                ---------------------------------------------
                                                                Joseph W. Kuhn
                                                                  PRESIDENT
                                                        (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

 EXHIBIT
   NO.                                                                                                          PAGE NO.
---------                                                                                                         -----
10.7       Development and Exclusive Distribution Agreement, dated May 8, 1995, by and between Debiotech SA
            and IMED Corporation.............................................................................          19
11.1       Computation of Net Income per share for the three and nine month periods ended September 30, 1994
            and 1995.........................................................................................          96

------------------------