Form 10-Q/A
period 1995-09-30
ADVANCED MEDICAL INC
filed 1995-12-12
CIK 817161

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-Q/A
                            (Amendment No. 1)

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition period from _________________ to ________________

                     Commission File Number 1-10207

                         ADVANCED MEDICAL, INC.
         (Exact name of registrant as specified in its charter)

                    Delaware                          13-3492624
(State or other jurisdiction           I.R.S. Employer Identification Number
of incorporation or organization)

9775 Businesspark Ave., San Diego, California     92131
(Address of principal executive offices)        (Zip Code)

                              (619) 566-0426
Registrant's Telephone Number, including area code:

                              Not Applicable
Former name, former address and former fiscal year, if changed since last report:

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X .    No____.

      As of December 8, 1995, 16,130,717 shares of the Registrant's Common Stock were outstanding.

                       FORM 10-Q/A-AMENDMENT NO. 1

      The Registrant's Form 10-Q filed with the Securities and Exchange Commission on October 17, 1995 (the "Initial Filing") is hereby amended to furnish Exhibit 10.7 described below, which has since been modified from the
Exhibit 10.7 previously filed with the Initial Filing. Unless otherwise indicated, capitalized terms shall have the meanings ascribed to them in the Initial Filing.

Item 6 Exhibits and Reports on Form 8-K

(a)   Exhibits

10.7 Development and Exclusive Distribution Agreement dated May 8, 1995, between Debiotech SA and IMED Corporation.*



                        -------------------------

**The Company has requested that certain portions of this exhibit be afforded confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ADVANCED MEDICAL, INC.
                                                         (Registrant)



Date:  December 11, 1995                         By:  /s/ Joseph W. Kuhn
                                                          Joseph W. Kuhn
                                                               President
                                           (Principal Financial Officer)

                              EXHIBIT INDEX


Exhibit                                                             Page
No.                                                                 No.
-------                                                             ----

10.7  Development and Exclusive Distribution Agreement dated May 8, 1995, between Debiotech SA and IMED Corporation.*....................5


                        -------------------------

**The Company has requested that certain portions of this exhibit be afforded confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.