Form 10-Q/A
period 1995-09-30
ADVANCED MEDICAL INC
filed 1996-01-31
CIK 817161

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                         FORM 10-Q/A
                      (Amendment No. 2)

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from _________________ to ________________

               Commission File Number 1-10207

                   ADVANCED MEDICAL, INC.
   (Exact name of registrant as specified in its charter)

                          Delaware                    13-3492624
(State or other jurisdiction of incorporationI.R.S. Employer Identification Number or organization)

9775 Businesspark Ave., San Diego, California                     92131
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

Yes X .    No____.

     As of January 29, 1996, 16,132,381 shares of the Registrant's Common Stock were outstanding.

                 FORM 10-Q/A-AMENDMENT NO. 2

     The Registrant's Form 10-Q filed with the Securities and Exchange Commission (the "Commission") on October 17, 1995 (the "Initial Filing"), as amended by Amendment No. 1 to the Initial Filing filed with the Commission on December 12, 1995 ("Amendment No. 1"), is hereby amended to furnish
Exhibit 10.7 described below, which has since been modified from the
Exhibit 10.7 previously filed with Amendment No. 1. Unless otherwise indicated, capitalized terms shall have the meanings ascribed to them in the Initial Filing.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

10.7 Development and Exclusive Distribution Agreement dated May 8, 1995, between Debiotech SA and IMED Corporation.*



                  _________________________

**The Registrant has requested that certain portions of this exhibit be afforded confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                          SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ADVANCED MEDICAL, INC.
                                                (Registrant)



Date:  January 31, 1995
                             By:         /s/ Joseph. W. Kuhn
                                              Joseph W. Kuhn
                                                   President
                               (Principal Financial Officer)

                        EXHIBIT INDEX


Exhibit                                                 Page
No.                                                     No.
_______                                                 ____

10.7 Development and Exclusive Distribution Agreement dated May 8, 1995, between Debiotech SA and IMED Corporation.*. . . . .5


                  _________________________

**The Registrant has requested that certain portions of this exhibit be afforded confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.