Form 10-K405
period 1995-12-31
ADVANCED MEDICAL INC
filed 1996-04-01
CIK 817161

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

               (Mark One)
               [/X/] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (FEE REQUIRED)

                    For the fiscal year ended DECEMBER 31, 1995 or

               [   ]     Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934 (NO FEE REQUIRED)

                  For the period from __________ to __________

                        Commission file number  33-26398

                             ADVANCED MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      13-3492624
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

9775 BUSINESSPARK AVE., SAN DIEGO, CALIFORNIA                   92131
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (619) 566-0426

  Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                  ON WHICH REGISTERED
    ----------------                                  -------------------------
    Common Stock, $0.01 par value                      American Stock Exchange
    10% Cumulative Preferred Stock,
      $0.01 par value                                  American Stock Exchange
    7 1/4% Convertible Subordinated
      Debentures due 2002                              American Stock Exchange
    15% Subordinated Debentures due 1999               American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                                       NONE
                                     --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   YES:   /X/    NO:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [/X/]

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, computed by reference to the price at which such stock was last sold, on March 21, 1996, was $33,349,459. Solely for purposes of this calculation, persons beneficially owning more than 20% of the Company's common stock, directors and officers beneficially owning 4,008,049 outstanding shares of Common Stock, have been deemed affiliates.

As of March 21, 1996, registrant had 16,135,125 shares of its Common Stock ($0.01 par value) outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                                IMED CORPORATION
GENERAL
IMED is one of the largest manufacturers of intravenous infusion pumps and disposable administration sets in the United States. IMED's infusion pumps are used to deliver fluids, generally pharmaceuticals or nutritionals, to patients in hospitals or in alternate-care sites, such as patients' homes or free-standing outpatient clinics. IMED's pumps can be used only with IMED's proprietary disposable administration sets, each of which consists of a plastic pump interface and tubing. IMED's products are widely used in hospitals and other patient care settings where accuracy and safety in fluid delivery and monitoring are crucial. IMED has been an innovator in the intravenous instrument market since developing the first volumetric pump in 1974. Its infusion products in development incorporate recent innovations in microprocessor and electromechanical technologies that are designed to reduce instrument size and weight significantly. These innovations are also intended to enhance clinical performance and simplify operation of IMED's products.

Management currently estimates that IMED has a domestic installed base of approximately 96,000 infusion instruments, approximately 24,000 of which have been leased to customers. Approximately 150 IMED proprietary disposable administration sets are used per year with each pump. For the year ended December 31, 1993, IMED's revenues attributable to pumps and to disposable administration sets were $30.2 million and $78.8 million, respectively. For the year ended December 31, 1994, such revenues were $25.2 million and $75.9 million, respectively. For the year ended December 31, 1995, such revenues were $27.3 million and $77.1 million, respectively.

IMED's products are sold principally in the critical care segment of the domestic hospital market. The Company is seeking to expand IMED's customer base by taking advantage of opportunities it perceives in other areas of the domestic hospital market and in the alternate-site and international markets for infusion products. In October 1991, IMED sold certain European assets to Pharmacia AB ("Pharmacia"), a major European pharmaceutical company, and entered into a marketing, distribution and development arrangement with Pharmacia, pursuant to which IMED granted Pharmacia exclusive marketing and distribution rights for IMED products in territories which include most of Europe. See "Marketing and Sales -- INTERNATIONAL." In March 1992, IMED entered into a five-year agreement with McGaw, Inc. ("McGaw") pursuant to which McGaw has an exclusive right in the alternate-site market to market, sell and distribute IMED's ReadyMED 50 mL, 100 mL and 250 mL lightweight disposable ambulatory infusion pumps in the United States and Puerto Rico ("ReadyMED Agreement"). See "Marketing and Sales -- DOMESTIC." On May 8, 1995, IMED entered into a fifteen-year agreement with Debiotech SA ("Debiotech"), a privately held company located in Lausanne Switzerland, pursuant to which Debiotech granted IMED the exclusive right to distribute certain products in certain North and Central American countries (the "Debiotech Agreement"). Debiotech's products are expected to be sold in both the hospital and alternate-site markets. See "Marketing and Sales -- DOMESTIC."

- ------------------------------
IMED-Registered Trademark-, Accuset-Registered Trademark-, Graviset-Registered Trademark-, Microset-Registered Trademark-, Flo-Stop-Registered Trademark-, Gemini-Registered Trademark-, Gemini PC-1-Registered Trademark-, Gemini PC-2-Registered Trademark-, Gemini PC-4-Registered Trademark-, Gemini PC-2TX-Registered Trademark-, PC-1-Registered Trademark-, PC-2-Registered Trademark-, PC-4-Registered Trademark-, Autotaper-Registered Trademark-, Versataper-Registered Trademark-, ReadyMED-Registered Trademark- and Versasafe are registered trademarks of IMED. SAFSITE-Registered Trademark- is a registered trademark of B. Braun, Inc.

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

The infusion therapy industry can be divided generally into two markets: the hospital market and the alternate-site market. The hospital market can be further divided into a critical care segment, which includes pediatric and adult intensive care units (ICUs), coronary care and oncology units, operating rooms, and a general care segment, which also includes hospital outpatient clinics.
The alternate-site market is comprised primarily of home health care and also includes free standing clinics and skilled nursing facilities.

In recent years, a number of trends have affected the hospital market for infusion products. Sophisticated treatments and technologies, often involving more complex infusion therapies, now allow hospitals to treat more acutely ill patients. Consequently, the average patient now requires a greater number of intravenous lines and has a greater need for technologically advanced infusion instruments. For example, while in 1985 a typical ICU patient required approximately two instrumented intravenous lines, today it is not unusual for such a patient to require four or more instrumented intravenous lines. Other factors work to reduce demand for IMED products. Demand for disposable administration sets, for example, depends on the frequency with which sets must be changed. Many hospitals have introduced new clinical protocols increasing the maximum time between disposable set changes for certain applications from every 24 hours to as much as every 72 hours.

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

Implementation of cost containment measures, including those relating to Medicare reimbursement, has resulted in the treatment of less seriously ill patients as outpatients, often in the alternate-site market. This growth in the alternate-site market has stimulated the development of new infusion instrument technology. In 1992, IMED introduced the ReadyMED which is a lightweight disposable ambulatory infusion pump for the alternate-site market and on May 8, 1995, IMED entered into an agreement with Debiotech to distribute an electromechanical ambulatory infusion pump designed for, among others, alternate-site infusions. The Debiotech product is expected to be marketed in 1996. See "Marketing and Sales -- DOMESTIC."

INFUSION INSTRUMENTS
Infusion instruments may be classified according to the method by which they deliver fluids. Controllers, which use gravity; and infusion pumps, which use positive pressure. Controllers typically are nonvolumetric devices that regulate flow by electronically counting drops rather than by measuring a specific volume of fluid. Since an equal number of drops of two different fluids may represent significantly different fluid volumes, this method of regulating flow is less accurate than volumetric methods. Drop-counting controllers have generally been used to administer less critical fluids and drugs that do not require precise volumetric measurement. IMED does not currently market a traditional controller, but some of its products can be used in a controller mode. See IMED Product Line -- INFUSION INSTRUMENTS.

Infusion pumps use positive pressure to overcome the resistance existing in infusion sets and the back pressure generated by the patient's circulatory system. Infusion pumps administer precise, volumetrically measured quantities of fluids more accurately and over a wider range of infusion rates than drop-counting controllers. For this reason infusion pumps are used with increasing frequency to administer expensive, high-potency therapeutics. IMED has concentrated its product offerings in infusion pumps.

Historically, controllers held a major share of the installed base of instruments, principally because they were significantly less expensive than pumps. As pump prices declined and their technological capabilities increased, the purchasing trend has been toward pumps. As of the end of 1995, infusion pumps represented approximately 97%, and controllers represented approximately 3%, of the installed base of infusion instruments in the U.S. hospital market and less than 1% of the instruments sold in 1995 were controllers.

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

IMED PRODUCT LINE
IMED manufactures and markets single channel (one intravenous line), dual channel and four channel infusion instruments and disposable administration sets. The Company estimates that IMED has a domestic installed base of approximately 96,000 intravenous instruments, of which approximately 61,000 are single channel instruments, approximately 31,000 are dual channel instruments and approximately 4,000 are four channel instruments. Based upon past experience and current usage patterns, the Company estimates that IMED's single channel instruments use on average approximately 130 disposable administration sets per year, its dual channel instruments use on average approximately 180 disposable administration sets per year and its four channel instruments use on the average 275 disposable administration sets per year. For the year ended December 31, 1993, disposable administration sets accounted for approximately 66%, and infusion instruments accounted for approximately 26%, of IMED's total revenue. For the year ended December 31, 1994, disposable administration sets accounted for approximately 68%, and infusion instruments accounted for approximately 23%, of IMED's total revenue. For the year ended December 31, 1995, disposable administration sets accounted for approximately 69%, and infusion instruments accounted for approximately 25%, of IMED's total revenue.

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

- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
          PRODUCT                     DESCRIPTION                               STATUS
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
INFUSION INSTRUMENTS
 Piston Cassette Pumps     Full line of single channel pumps.          Various models introduced between
                                                                       1974 and 1981

 Peristaltic Pumps         Single channel instrument with pump and     Marketed since 1988
  GEMINI PC-1               controller capability.

  GEMINI PC-2              Dual channel instrument with pump and       Marketed since 1987
                            controller capability.

  GEMINI PC-2TX            Dual channel instrument with pump and       Marketed since May 1994
                            controller capability; programmable
                            drug delivery/dose calculations and
                            pressure history.

  GEMINI PC-4              Four channel instrument with pump and       Marketed since December 1992
                            controller capability; programmable
                            drug delivery/dose calculations and
                            pressure history.

Electromechanical          Compact, mobile, light weight, multiple     Market introduction estimated in
  Ambulatory Pump           therapy pump designed primarily for         1996.
                            ambulatory and alternate-site infusions
                            requiring device-based flow control.


ReadyMED Ambulatory        Compact, disposable, lightweight            100 mL marketed since July
  Infusion Pumps            ambulatory infusion pump designed for       1992 and 50 mL and 250 mL
                            alternate-site use.                         introduced in 1993

Modular Infusion System    Compact, flexible, lightweight modular      Market introduction estimated in
                            infusion pump system with an adjustable     1997
                            hardware and software platform with
                            advanced programming capabilities.

DISPOSABLE ADMINISTRATION  Proprietary administration sets for use     Marketed and in development
SETS                        with each of IMED's existing and
                            proposed infusion instruments.

                           Needleless access systems                   Marketed in February 1995 and
                                                                        in development
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------


INFUSION INSTRUMENTS
PISTON CASSETTE PUMPS. Since 1974, IMED has manufactured and marketed various models of volumetric piston cassette pumps which utilize IMED's Accuset, Graviset or Microset disposable administration sets to regulate the flow of fluid through a syringe-like mechanism. IMED's piston cassette pumps are as accurate as its Gemini series of peristaltic pumps but do not have some of the features of the Gemini series, such as multi-channel capability, programmable drug delivery and the ability to operate either as a pump or a controller. The installed base of piston cassette pumps is expected to decline in size over time as customers replace piston cassette pumps with the Gemini product line or other new technology offered by IMED or its competitors. IMED discontinued manufacturing piston cassette pumps in the first quarter of 1995 and all revenue related to piston cassette pumps subsequently recognized results primarily from the shipment of reconditioned instruments.

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

In 1988, IMED introduced the Gemini PC-1, a single channel version of the PC-2. The PC-1 can be programmed automatically to taper-up and taper-down infusion rates to facilitate delivery of total parenteral nutrition therapy (the intravenous administration of nutrients, such as proteins, carbohydrates, fats and vitamins, in predigested form) and other complex drug-dosing regimens.

In 1989, IMED incorporated into the PC-1 a capability to operate in either micro mode (0.1 to 99.9mL/hr) for use with neonatal patients, among others, or macro mode (1 to 999mL/hr) for use with adult patients. This micro/macro capability, which is not available in IMED's piston cassette pumps, was added to the PC-2 during the second quarter of 1991. During the same period, IMED incorporated into the PC-2 a rapid rate titration feature, which allows rapid adjustments of the flow rate in small increments and is designed for use in the operating room and critical care settings. IMED incorporated rapid rate titration into the PC-1 during the first quarter of 1992.

In 1992, IMED introduced the Gemini PC-4, a four channel version of the PC-1. The PC-4 has all the features currently available with the PC-2 and, in addition, offers such features as drug dose calculation and programmable drug delivery to meet the special needs associated with intensive care, anesthesia and oncology applications.

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

Unintentional free-flow can result in severe patient injury or death. IMED pioneered free-flow protection and all Gemini instruments use a patented Flo-Stop mechanism in the disposable administration set, which is designed to automatically clamp off the administration set to prevent unintentional free-flow of fluids into the patient when the set is removed from an instrument. Most of IMED's competitors have incorporated some version of free-flow protection in their products.

ELECTROMECHANICAL AMBULATORY PUMP. IMED has acquired exclusive United States distribution rights for an ambulatory pump under the Debiotech Agreement. The lightweight device is capable of multiple therapeutic applications including continuous delivery, Total Parenteral Nutrition ("TPN") administration with adjustable tapering regimes, intermittent dose delivery (for example, intravenous antibiotics), and an analgesia mode which includes full PCA (Patient Controlled Analgesia) and epidural functionality. Design criteria for the development of this pump have included patient safety as well as ease of use for medical and nonmedical personnel. This has resulted in a proprietary disposable administration set which is simple to install and a display which guides the user through pump operation.

The system includes many advanced features such as user adjustable air-in-line sensitivity, automatic secondary delivery, and delayed start. In consideration of evolving catheter technologies which have led to more restrictive patient venous access, there are several levels of user selectable occlusion pressure settings. In addition to its use in alternate-site care, the pump is well suited for patient transport, post-operative ambulation, and transition from hospital to home infusion therapies.

READYMED AMBULATORY INFUSION PUMPS. ReadyMED is a disposable, compact, ambulatory device for the intravenous administration of antibiotics. The ReadyMED pump is designed to offer a number of advantages over systems currently in use for this purpose. With traditional systems, the patient must attach a small bag and tubing set, through which the antibiotics are administered, to a catheter placed in the patient's circulatory system. The patient must eliminate all air from the system and set a manual rate adjustment clamp, a process that generally must be repeated every four to six hours. Since traditional systems are gravity driven, the bag must remain on an IV pole during infusion, thereby restricting the patient's movement. The ReadyMED pump is provided to patients pre-filled (in 50 mL, 100 mL and 250 mL sizes) and pre-primed, allowing infusion to be initiated when the patient simply opens a clamp. In addition, since the ReadyMED pump is small and uses positive pressure, the patient is able to carry the device in a pocket or wear it on a belt.

MODULAR INFUSION SYSTEM. During the fourth quarter of 1993, IMED commenced designing a modular infusion system as the basis for its next generation of infusion instruments. In addition to all of the features available on the Gemini series, the system is being designed to incorporate advanced programming capabilities in a smaller system that is simpler to operate. A modular, building-block design is intended to allow the user of the system to easily combine a number of infusion instruments into an integrated multi-channel delivery system tailored for a specific patient's needs.

The Company's strategy will be to unbundle certain hardware and software features to stratify pricing and thus increase customer value. This will allow flexibility in providing product configurations to meet the requirements of both the domestic and international marketplaces. The design of this system is intended to supply the best combination of price and performance by allowing an extended product life cycle, improved asset utilization and lower cost per use over the product life.

DISPOSABLE ADMINISTRATION SETS
The Company estimates that IMED has a domestic installed base of approximately 96,000 intravenous infusion instruments, each of which uses proprietary disposable administration sets designed and manufactured only by IMED. Disposable administration sets consist of a plastic pump interface and tubing and have a variety of features, such as clamps for flow regulation and multiple entry ports for injecting medications or combining several lines. Each of IMED's current and proposed infusion instrument product lines uses disposable sets designed for that particular product line.

Based upon past experience and current usage patterns, the Company estimates that single channel pumps typically use approximately 130 disposable sets per year, dual channel pumps typically use approximately 180 disposable sets per year and its four channel instruments use on the average 275 disposable administration sets per year. The rate at which disposables are used depends on the utilization rate for the pump and the frequency with which sets must be changed, which in turn depends on the therapy being administered. Certain hospitals have effected a change in protocol increasing the maximum time between set changes for certain applications from every 24 hours to as much as every 72 hours. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

There is increasing pressure by regulatory agencies, such as Occupational Safety and Health Administration ("OSHA") and the Food and Drug Administration ("FDA"), for more stringent control of needles in hospitals. OSHA requires that hospitals must put in place systems to reduce the potential for accidental needle sticks. The FDA recommends using needleless systems or protected needle systems to replace hypodermic needles for accessing intravenous lines. IMED's needleless strategy is a dual product line approach which incorporates the ability to access IMED's administration sets without the use of needles, thus reducing the potential for accidental needle sticks. The VersaSafe system utilizes a blunt cannula device, combined with a split-septum "Y" site. IMED has a non-exclusive license to the VersaSafe system which was a cooperative development effort of IMED, Elcam Plastic of Israel and Medical Associates Network. Additionally, IMED has entered into an agreement with B. Braun, Inc. for the purchase of their SAFSITE-Registered Trademark- valve. The SAFSITE-Registered Trademark- valve provides needle-free access through the use of a standard male luer, eliminating the need for needleless blunt cannulae to access the administration set. This parallel product strategy will satisfy IMED customer requirements for needle-free systems, as well as assist its customers in complying with OSHA standards.

MARKETING AND SALES
DOMESTIC. IMED supplies its infusion instruments and related proprietary disposable administration sets to approximately 1,300 hospitals in the United States. Sales are made primarily through IMED's experienced direct sales force of approximately 54 sales representatives and regional managers. IMED's domestic marketing efforts are supported by a staff of 16 nurses and pharmacists who consult with customers with respect to evaluation, installation and use of IMED products and provide ongoing clinical support. IMED operates six instrument service centers from which service engineers provide product maintenance and conduct training seminars.

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



IMED also sells its products to a number of alternate site care providers. Management believes that this segment of the infusion market, although much smaller than the hospital segment, should experience significant growth. In 1992, IMED introduced the ReadyMED, a lightweight disposable ambulatory infusion pump, and entered into the ReadyMED Agreement with McGaw. IMED granted McGaw exclusive right in the alternate-site market to market, sell and distribute IMED's ReadyMED 50 mL, 100 mL and 250 mL lightweight disposable ambulatory infusion pumps in the United States and Puerto Rico. On May 8, 1995, IMED entered into the Debiotech Agreement, whereby Debiotech granted IMED the exclusive right to distribute an electromechanical ambulatory infusion pump and related disposables administration sets in certain North and Central American countries.

Approximately 24,000 of IMED's 96,000 domestic installed base of infusion instruments are leased to customers. IMED's leases have terms ranging from one to six years and generally provide the customers with a purchase option at the end of the lease term. In the case of some customers who lease infusion instruments, the related supply agreements for disposables also provide for the purchase of minimum quantities at agreed prices. As of December 31, 1995, disposables relating to approximately 18,000 instruments were being sold under such agreements.

IMED does not rely on one or a small number of customers. In 1995, no single customer accounted for more than 3% of IMED's sales. For information concerning domestic and foreign sales, see "Item 8. Financial Statements and Supplementary Data -- Note 14 to the Consolidated Financial Statements."

INTERNATIONAL. In 1995, approximately 9% of IMED's sales were made to customers by its foreign subsidiaries. These sales were concentrated in Australia (approximately 60%) and Canada (approximately 40%). Additionally, products exported in 1995 from IMED's domestic operation to unaffiliated customers were approximately 9% of sales.

In October 1991, IMED sold certain European assets to Pharmacia and entered into a marketing, distribution and development arrangement with Pharmacia, pursuant to which Pharmacia obtained the exclusive right to market and distribute IMED's infusion products in a territory that includes most of Europe. IMED supplies its pumps and related proprietary disposable administration sets to hospitals outside the United States (excluding territories served by Pharmacia) through a combination of 11 direct sales representatives and a network of 38 dealers.

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

According to industry sources, as of December 31, 1995, IMED together with IVAC Corporation ("IVAC"), Abbott, Baxter and McGaw accounted for approximately 94% of the U.S. installed base of instrument channels.

IMED sells infusion instruments which are multi-channeled. According to industry sources, IMED had the fourth largest installed base of instrument channels as of December 31, 1995 with a market share of 19.5%, behind Baxter (25.3%), IVAC (21.7%), Abbott (21.6%) and ahead of McGaw (6.2%). For the year ended December 31, 1995, IMED was third in the domestic placement of new infusion instrument channels with a market share of 16.1%, Baxter was first (28.3%), Abbott was second (28.1%), IVAC was fourth (15.5%) and McGaw was fifth (6.3%). See "Marketing and Sales -- INTERNATIONAL" for information concerning the foreign markets in which IMED competes.

RESEARCH AND DEVELOPMENT
IMED engages in product design, engineering, development and performance validation to enhance its existing products and to develop new products. IMED expended approximately $5.5 million, $6.3 million and $7.4 million on in-house research and development for the years ended December 31, 1993, 1994 and 1995, respectively. In addition, the Company expended $3.6 million for the year ended December 31, 1993 on early-state and new products research and development performed by an outside contractor.

During the fourth quarter of 1993, IMED's product development process was re-engineered to utilize concurrent engineering and cross-functional development teams (R&D, marketing, manufacturing, etc.). Management believes the new development process will reduce product development time, improve product manufacturability, and meet customers' needs. The increase in IMED's research and development expenses in 1995 resulted primarily from the costs of additional personnel.

MANUFACTURING
IMED's instrument manufacturing facility is located in San Diego, California. A contractor provides IMED with assembly services for disposable administration sets in Tijuana, Mexico. The agreement between IMED and the contractor may be terminated by either party on 90 days' notice and requires that IMED pay the contractor an hourly rate per employee hour worked on assembly of IMED products. At the end of 1995, approximately 96% of IMED's completed disposable administration sets were assembled at the Tijuana facility.

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

The raw materials used in IMED's production process are available from several suppliers. IMED generally has an alternate supplier for its raw materials or can readily replace the primary supplier. Although IMED is generally not dependent upon any single source of supply, it has chosen to rely upon a single supplier for certain components used in its infusion pumps and disposable administration sets. Although the Company believes that IMED can find an alternate supplier for these components, the loss of any such supplier could result in a temporary interruption in the manufacturing of its instruments and disposables.

PATENTS AND PROPRIETARY RIGHTS
IMED's policy is to secure patent protection for significant innovations. IMED currently holds 102 unexpired patents in the United States and in foreign countries, principally in Europe, Canada, Japan and Australia. Additional applications are pending or in preparation. In addition, Advanced Medical currently holds 44 unexpired patents granted in the United States and various foreign countries which it has licensed to IMED on an exclusive worldwide basis for $ 1.1 million annually. The patents owned or licensed to IMED which the Company deems material to IMED's operations expire at various times through 2010.

There can be no assurance that the patents on which IMED principally relies will not be invalidated or that any issued patent will provide protection that has commercial significance. Litigation may be necessary to protect IMED's patent position. Such litigation can be costly and time consuming, and there can be no assurance that IMED would be successful if such litigation were instituted. The invalidation of patents owned by or licensed to IMED could have a material adverse effect on IMED.

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

The Food and Drug Administration ("FDA") regulates the development, production, distribution and promotion of medical devices in the United States. Virtually all of the products being developed, manufactured and sold by IMED (and products likely to be developed, manufactured or sold in the foreseeable future) are subject to regulation as medical devices by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDA Act"), a medical device is classified as either a Class I, Class II or Class III device. Class I devices are subject to general controls, including registration, device listing, recordkeeping requirements, labeling requirements and "Good Manufacturing Practices" (as such term is defined in the FDA Act). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive pre-clinical and clinical testing to prove safety and effectiveness of the devices.

Virtually all of IMED's products are Class II devices. IMED is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future. All medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure a 510(k) premarket notification clearance ("510(k)"). A product qualifies for a 510(k) if it is substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed medical device. If a product is not substantially equivalent to such a device, the FDA must first approve a Premarket Approval Application ("PMA") before it can be marketed. An approved PMA application indicates that the FDA has determined the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year and requires the submission of significant quantities of clinical data and supporting information, while the process of obtaining a 510(k) typically takes less than one year and involves the submission of less clinical data and supporting information. Management believes that IMED's proposed products described under "IMED Product Line" should qualify for the 510(k) procedure.

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

The European Union ("EU") has developed a new approach to the regulation of medical products which significantly changes the way products are regulated in these countries. The EU's medical device directive establishes a set of regulatory requirements for medical devices sold in Europe.

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

EMPLOYEES
As of February 29, 1996, IMED employed a work force of 545 individuals. Of these employees, 429 were located in San Diego, 85 were located in the field in the United States and 31 were located in foreign locations. In addition, IMED's contractor in Tijuana employed approximately 444 employees who assemble certain IMED disposable products. Of IMED's employees, 50 were engaged in product development. IMED's employees are not represented by a union.

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

The Company owns 432,600 shares of Alteon common stock, which represented less than 5% of the issued and outstanding shares of Alteon common stock on a fully diluted basis as of December 31, 1995. On October 1, 1993, the Alteon shares owned by the Company were registered under the Securities Act of 1933. The Alteon common stock owned by the Company is pledged to secure senior debt.
Under the terms of senior debt agreements, the Company is permitted to sell such shares, see" Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FIDATA CORPORATION
At the time of the Company's acquisition of Fidata in 1989, Fidata had cash but no operations, and its business primarily consisted of defending and settling claims and liquidating its business. Fidata disposed of substantially all of its businesses in 1985 and 1986. As of this date, Fidata has settled substantially all of the claims against it and is continuing to wind down its business which is expected to be completed in 1996.

                                COMPANY EMPLOYEES

The Company's operations are supported by persons employed by IMED. The Company's principal offices are located in San Diego, California.

ITEM 2.  PROPERTIES.

Pursuant to five separate leases, IMED rents a total of approximately 189,000 square feet in San Diego, California. These facilities house Advanced Medical's principal executive offices, IMED's principal executive offices, engineering and development facilities and IMED's approximately 104,000 square foot domestic manufacturing and warehouse operations. One of the leases for the San Diego facility provides for termination by either IMED or the landlord on six months' notice. The remaining leases have terms expiring at various times through 1997 and have varying clauses providing for renewal at IMED's option.
In addition, the disposable administration sets assembly is provided by a contractor in a 41,190 square foot facility in Tijuana, Mexico.

During the fourth quarter of 1993, IMED adopted a plan to reduce its facilities in San Diego by approximately 27,000 square feet. This plan was completed in 1995.

Fidata leases approximately 200 square feet of office space in New York, New York. The Company is renting space on a monthly basis until the wind down is complete.

ITEM 3.  LEGAL PROCEEDINGS.

On March 19, 1996, the Company entered into a memorandum of understanding with respect to the settlement of an action commenced in the Court of Chancery of the State of Delaware (the "Court"). The action was originally filed on October 17, 1995 as a class action lawsuit on behalf of holders of the Company's 10% cumulative preferred stock and asserted, among other things, claims for breach of contract against the Company and others based on the Company's failure to redeem its outstanding shares of 10% preferred stock. As subsequently amended, the action also asserted claims on behalf of holders of the Company's common stock, both as a class and on a derivative basis, with respect to certain transactions between the Company and certain persons related to it.

Pursuant to the memorandum of understanding, the Company will: (1) agree to redeem its outstanding 10% preferred stock for a price of $10.00 per share, plus accrued dividends, less amounts (not to exceed $1.50 per share), if any, awarded by the Court as fees to counsel for the plaintiffs; (ii) amend its bylaws to provide that the Company will not enter into a material related party transaction with any control person without the approval of a special committee advised by independent counsel, and at the request of such committee, an independent financial advisor; and (iii) not object to an award of up to $.5 million in attorneys' fees to be paid by the Company to plaintiff's counsel in connection with the settlement of action. The settlement is subject to negotiation of a definitive agreement and to approval of the Court.

The Company is a defendant in a QUI TAM lawsuit filed by a former IMED employee in the United States District Court for the Northern District of Illinois which alleges fraud in the inducement, breach of employment contract, violation of the Illinois Sales Representative Act, common law fraud, RICO and violations of the Federal False Claims Act and Medicare Fraud and Abuse Act. To date, the United States has declined to intervene in this action. On January 3, 1996, counsel for plaintiff voluntarily dismissed the complaint with leave to file an Amended Complaint. An Amended Complaint, alleging substantially the same matters, was filed on February 22, 1996. The Company believes that it has sufficient defenses to all claims by the plaintiff.

The Company is a defendant in various other actions, claims, and legal proceedings arising from normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims.

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

                                                  HIGH             LOW
                                                  ----             ---
  1994:
    First Quarter. . . . . . . . . . . . . .  $    1  7/16       $  1
    Second Quarter . . . . . . . . . . . . .       1   3/4               5/8
    Third Quarter. . . . . . . . . . . . . .       1  7/16               1/2
    Fourth Quarter . . . . . . . . . . . . .       2   1/2               7/8

  1995:
    First Quarter. . . . . . . . . . . . . .       3   7/8           1   3/4
    Second Quarter . . . . . . . . . . . . .       2 13/16           2  3/16
    Third Quarter. . . . . . . . . . . . . .       3   3/8           1 15/16
    Fourth Quarter . . . . . . . . . . . . .       3  5/16           2   5/8


As of March 21, 1996, there were 532 holders of record of the Company's common stock.

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

The Company did not declare and pay the September 1993, March 1994, September 1994, March 1995, September 1995 and March 1996 dividends and the March 1994 redemption on its 10% mandatorily redeemable preferred stock, $.01 per share par value ("10% Preferred Stock"). As a result, the 10% Preferred Stock shareholders are entitled to elect, as a class, two members to the Company's board of directors. See "Item 3. Legal Proceedings."

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected historical consolidated financial data of the Company at December 31, 1991, 1992, 1993, 1994 and 1995, and for the years then ended, have been derived from the Company's annual financial statements including the consolidated balance sheets at December 31, 1994 and 1995 and the related consolidated statements of operations for the three years ended December 31, 1995 and notes thereto which appear elsewhere herein.

                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                                -------------------------------------------------------------
                                                                 1991(1)        1992         1993         1994         1995
                                                                ---------    ---------    ---------    ---------    ---------
                                                               (dollars and share amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
    Sales. . . . . . . . . . . . . . . . . . . . . . . . . .    $ 127,131    $ 128,286    $ 119,417    $ 111,681    $ 112,110
    Cost of sales. . . . . . . . . . . . . . . . . . . . . .       71,008       72,952       72,209       65,590       63,219
                                                                ---------    ---------    ---------    ---------    ---------
    Gross margin . . . . . . . . . . . . . . . . . . . . . .       56,123       55,334       47,208       46,091       48,891
    License fee revenue. . . . . . . . . . . . . . . . . . .           91          356          441          441          441
    Total operating expenses (3) . . . . . . . . . . . . . .      (55,584)     (44,918)     (47,118)     (33,941)     (34,614)
                                                                ---------    ---------    ---------    ---------    ---------
    Income from operations . . . . . . . . . . . . . . . . .          630       10,772          531       12,591       14,718
    Interest expense . . . . . . . . . . . . . . . . . . . .      (16,951)     (11,617)     (10,880)      (8,690)      (8,153)
    Interest income. . . . . . . . . . . . . . . . . . . . .        2,012        2,637        2,767        2,526        2,525
    Other (expense) income, net. . . . . . . . . . . . . . .        1,940        2,285        2,065        1,136          313
                                                                ---------    ---------    ---------    ---------    ---------
    Income (loss) before income taxes, minority
      interests, extraordinary item and cumulative
        effect of change in accounting principle (2) (6) . .      (12,369)       4,077       (5,517)       7,563        9,403
    Provision (benefit) for income taxes . . . . . . . . . .        2,204        1,956          926        1,886       (9,374)
                                                                ---------    ---------    ---------    ---------    ---------
                                                                  (14,573)       2,121       (6,443)       5,677       18,777
    Minority interests in consolidated subsidiaries. . . . .       (1,781)      (4,565)       3,755                    (6,500)
                                                                ---------    ---------    ---------    ---------    ---------
    Income (loss) before extraordinary item and cumulative
        effect of change in accounting principle . . . . . .      (16,354)      (2,444)      (2,688)       5,677       12,277
    Dividends and accretion on mandatorily redeemable
        preferred stock. . . . . . . . . . . . . . . . . . .        2,249        1,832        1,387          874          650
                                                                ---------    ---------    ---------    ---------    ---------
    Income (loss) applicable to common stock before
        extraordinary item and cumulative effect of
        change in accounting principle . . . . . . . . . . .    $ (18,603)   $  (4,276)   $  (4,075)   $   4,803    $  11,627
                                                                ---------    ---------    ---------    ---------    ---------
                                                                ---------    ---------    ---------    ---------    ---------

    Income (loss) per common share before extraordinary
      item and cumulative effect of change in accounting
        principle assuming no dilution . . . . . . . . . . .    $   (1.55)   $    (.30)   $    (.29)   $     .34    $     .74
                                                                ---------    ---------    ---------    ---------    ---------
                                                                ---------    ---------    ---------    ---------    ---------

    Income (loss) per common share before extraordinary
      item and cumulative effect of change in accounting
        principle assuming full dilution . . . . . . . . . .    $   (1.55)   $    (.30)   $    (.29)   $     .22    $     .37
                                                                ---------    ---------    ---------    ---------    ---------
                                                                ---------    ---------    ---------    ---------    ---------

    Weighted average common shares outstanding
        assuming no dilution . . . . . . . . . . . . . . . .       12,012       13,962       14,073       14,069       15,755
                                                                ---------    ---------    ---------    ---------    ---------
                                                                ---------    ---------    ---------    ---------    ---------

    Weighted average common shares outstanding
        assuming full dilution . . . . . . . . . . . . . . .       12,012       13,962       14,073       24,099       33,183
                                                                ---------    ---------    ---------    ---------    ---------
                                                                ---------    ---------    ---------    ---------    ---------
                                                                                     DECEMBER 31,
                                                                -------------------------------------------------------------
                                                                 1991(1)        1992         1993         1994         1995
                                                                ---------    ---------    ---------    ---------    ---------
                                                                                   (in thousands)
BALANCE SHEET DATA:
    Cash and cash equivalents. . . . . . . . . . . . . . . .    $   3,039    $   2,443    $   1,762    $   1,340    $   1,862
    Working capital (deficit). . . . . . . . . . . . . . . .      (10,958)       4,246       (2,833)      29,576       31,938
    Total assets   . . . . . . . . . . . . . . . . . . . . .      168,654      177,496      142,891      132,124      169,630
    Short-term debt (4) (5). . . . . . . . . . . . . . . . .       29,569       34,382       35,815        1,214          322
    Long-term debt (2) (4) (5) (6) (7) . . . . . . . . . . .       66,525       83,821       70,999       91,803       86,789
    Mandatorily redeemable equity securities . . . . . . . .       18,187        9,451        6,478        6,567        7,217
    Stockholders' (deficit) equity (6) (8) . . . . . . . . .      (18,093)      (8,560)      (8,274)      (2,238)      31,532

(1) In June 1991, Controlled Therapeutics Corporation, formerly a wholly-owned subsidiary of the Company, ceased operations and in October 1991 IMED sold its European operations. These transactions affect the comparability of the 1991 data to 1992.

(2) On October 29, 1991, the Company repaid $13,000 of subordinated debt and recorded a $1,236 extraordinary loss on this extinguishment of debt. On January 31, 1992 the Company repaid and restructured its debt and recorded a $8,632 extraordinary loss on extinguishment of debt.

(3) In 1991 and 1993 the Company restructured its operations. Included in operating expenses for the years ended December 31, 1991 and 1993 include restructuring charges of $2,000 and $5,413, respectively.

(4) In January 1992, the Company issued 7 1/4% convertible subordinated debentures in the principal amount of $60,000 and 500 shares of its common stock at $15.375 per share. For further discussion, see Note 6 to the Consolidated Financial Statements.

(5) In August 1994, IMED amended its Loan Agreement with General Electric Capital Corporation ("GECC"). For further discussion, see Note 6 to the Consolidated Financial Statements.

(6) In 1995, the Company completed exchanges wherein $43,848 of the Company's 7 1/4% convertible subordinated debentures were exchanged for an aggregate of $21,924 of the Company's 15% subordinated debentures and 2,062 shares of the Company's common stock. As a result of these transactions the Company's long term debt was reduced $21,924 and the Company recorded an extraordinary gain on extinguishment of debt of $15,177. For further discussion, see Note 6 to the Consolidated Financial Statements.

(7) On December 4, 1995, the Company issued a $25,000 secured promissory note. For further discussion, see Note 6 to the Consolidated Financial Statements.

(8)  The Company has never paid dividends on its common stock.


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

LIQUIDITY AND CAPITAL RESOURCES
Management currently believes that sufficient cash will be available through IMED, based upon current operations, to satisfy debt service and other corporate expenses of Advanced Medical in the foreseeable future. In particular, the loan agreement between IMED and GECC ("Amended Loan Agreement") permits IMED to transfer to Advanced Medical up to $9.25 million annually to fund Advanced Medical's cash requirements.

In 1995, IMED's cash flow from operations was $24.0 million which was used for
(i) repayments of $7.8 million under the revolving credit facility, (ii) advances of $7.6 million to Advanced Medical, as permitted under the Amended Loan Agreement, (iii) payments of $3.4 million for the Debiotech Agreement, and
(iv) capital expenditures of $4.8 million. In addition to IMED's cash flow from operations, IMED has readily available financial resources under a $38.5 million revolving credit facility. IMED relies on cash generated from operations, together with funds available from the revolving credit facility, to fund its working capital requirements, interest on the GECC credit facility, capital expenditures and transfers to Advanced Medical.

In addition to financial resources available to IMED from operations and the revolving credit facility, management considered it important for Advanced Medical to maintain financial resources to take advantage of growth and investment opportunities. Accordingly, on December 4, 1995, the Company borrowed $25.0 million from Decisions Incorporated ("Decisions") (the "$25.0 Million Note"). The $25.0 Million Note bears interest at 7% per annum and is payable on January 4, 2001. The $25.0 Million Note is convertible at the option of the holder into up to 9.524 million shares of Common Stock at a conversion price of $2.625 per share (subject to antidilution protection). The proceeds from the $25.0 Million Note, which are classified as restricted cash (noncurrent) in the consolidated balance sheet are limited in use (i) to acquire or assist the Company to acquire any business or line of business, (ii) to invest in or acquire any securities (or right to acquire any securities) of IMED any other affiliate of the Company or any other entity (other than the Company),
(iii) for the payment of principal and interest on the $25.0 Million Note or the other $12.5 million of borrowings from Decisions, or (iv) to pay any and all costs and expenses incurred in connection with the foregoing activities.

Advanced Medical considers its investments in the common stock of Alteon, Inc. ("Alteon") to be a significant source of capital and liquidity. Under loan agreements, the Alteon common stock holdings and the proceeds from any sales are pledged as security and are restricted to the satisfaction of working capital requirements. As of December 31, 1995, the Company owned 432,600 shares of Alteon common stock which had an aggregate market value of approximately $7.0 million based upon the closing price per share on the NASDAQ National Market System ("NASDAQ"). Prices obtainable in any private sales of such securities are likely to be lower than those quoted on the NASDAQ. Alteon is engaged in the research and development of medical and pharmaceutical products and as such has not yet successfully brought products to the market. Therefore, failure of Alteon to develop and market their products successfully could adversely affect the ability of the Company to dispose of its investments therein upon favorable terms.

During 1995, the Company completed transactions wherein $43.8 million, or approximately 73%, in principal amount of the Company's 7 1/4% Convertible Subordinated Debentures due 2002 were exchanged for an aggregate of $21.9 million in principal amount of newly created 15% subordinated Debentures due 1999 and 2.062 million shares of the Company's common stock ("Common Stock"). As a result of these transactions, the Company's long term debt was reduced $21.9 million and shareholders' equity increased $20.1 million. See Note 6 to the Consolidated Financial Statements. As a result of the aforementioned transactions, coupled with the Company's increased profitability and cash flow, net borrowings (the Company's borrowings less cash) decreased by more than $30 million during 1995.

The Company had working capital of $29.6 million as of December 31, 1994 compared with working capital of $31.9 million as of December 31, 1995. The increase in working capital from December 31, 1994 to December 31, 1995 resulted from an increase in the market value of securities available for sale and an increase in receivables. The increase in working capital was partially offset by reductions in finished goods inventory levels due to a better matching of production and sales volumes in 1995.

The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of 10% Preferred Stock and has not declared and paid dividends since March 1993. As of December 31, 1995, there were 329,913 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $.9 million. In addition to the 10% Preferred Stock as of December 31, 1995, there were 333,000 shares of 15% convertible preferred stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $.9 million. Since the Company has obtained the consent of the holders of the $25 Million Note to do so, the Company intends to redeem the outstanding 10% Preferred Stock, the 15% convertible preferred stock and to pay all accrued dividends thereon, in the near future from a portion of the proceeds from the $25.0 Million Note. See "Item 3. Legal Proceedings."

In connection with borrowings associated with the IMED acquisition, IMED issued to GECC a warrant to acquire at a de minimis price common shares equal to 10%, on a fully diluted basis of the common stock of IMED. The IMED warrant is redeemable at the option of GECC until August 12, 2004 at the higher of fair value or fully-diluted net book value at the redemption date. Additionally, IMED has the option to redeem not less than 25% of the warrant, or warrant stock if the warrant is exercised. The Company's liquidity would be adversely affected, and financial resources would be significantly reduced in the event GECC exercises its mandatory redemption rights. However, the Company believes it has sufficient borrowing capacity and readily available financial resources under the $25.0 Million Note to acquire the IMED warrant.

RESULTS OF OPERATIONS
The comparability of the Company's consolidated results of operations for the three years ended December 31, 1995 is significantly affected by (i) the plan adopted by the Company in 1993 to sell its Irish manufacturing facility and (ii) the restructurings of the Company's operations in 1993. See Notes 2 and 13 to the Company's Consolidated Financial Statements.

The Company's sales, cost of sales, and selling expenses for the historical periods shown consist exclusively of IMED's sales, cost of sales and selling expenses and are presented in the table below.

                                                                   YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1993       1994       1995
                                                               --------   --------   --------
                                                                        (IN MILLIONS)
U.S. sales . . . . . . . . . . . . . . . . . . . . . . . . .    $ 100.6    $  90.8    $  91.7
International sales. . . . . . . . . . . . . . . . . . . . .       17.3       18.3       20.4
Discontinued IMED Irish Operations (1) . . . . . . . . . . .        1.5        2.6
                                                                -------    -------    -------
  Total sales. . . . . . . . . . . . . . . . . . . . . . . .    $ 119.4    $ 111.7    $ 112.1
                                                                -------    -------    -------
                                                                -------    -------    -------

Total sales. . . . . . . . . . . . . . . . . . . . . . . . .      100.0%     100.0%     100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .       60.5       58.8       56.4
                                                                -------    -------    -------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . .       39.5%      41.2%      43.6%
                                                                -------    -------    -------
Selling expenses . . . . . . . . . . . . . . . . . . . . . .    $  18.9    $  16.9    $  16.6
                                                                -------    -------    -------
                                                                -------    -------    -------
Selling expenses as a percentage of sales. . . . . . . . . .       15.8%      15.1%      14.8%
                                                                -------    -------    -------
                                                                -------    -------    -------

(1) Represents revenue associated with Pharmacia products manufactured in IMED's Irish Manufacturing Facility ("IMED Ireland") for Pharmacia during 1993 and 1994 that has discontinued due to the sale of IMED Ireland in August 1994.

SALES
The following table sets forth IMED sales by major product groups, for the periods presented.

                                                   YEAR ENDED DECEMBER 31,
                                                 --------------------------
                                                  1993      1994      1995
                                                 ------    ------    ------
                                                         (IN MILLIONS)

Piston Cassette Disposables. . . . . . . .       $ 30.8    $ 22.1    $ 16.6
Peristaltic Disposables. . . . . . . . . .         48.0      53.8      60.5
Piston Cassette Pumps. . . . . . . . . . .          1.7        .7        .5
Peristaltic Pumps. . . . . . . . . . . . .         26.4      22.5      25.3
ReadyMED . . . . . . . . . . . . . . . . .          3.8       3.5       2.5
Pharmacia product manufactured in Ireland.          1.5       2.6
Other (1). . . . . . . . . . . . . . . . .          7.2       6.5       6.7
                                                   ------    ------    ------
Total. . . . . . . . . . . . . . . . . . .       $119.4    $111.7    $112.1
                                                   ------    ------    ------
                                                   ------    ------    ------
- ----------------------------

(1) Primarily includes operating lease income relating to pumps, service fees and accessory sales.

The Company's major source of revenue is the sale of proprietary disposable administration sets for its installed infusion instrument base. The overall volume of disposables sold has grown from 1993 through 1995. This growth has been achieved despite a change in protocol at certain hospitals increasing the maximum time between set changes from every 24 hours to as much as every 72 hours, and results primarily from an increase in IMED's installed base, including the addition of new accounts. The Company is unable to predict the potential effect of this change in protocol, which is expected to continue with respect to certain applications of IMED's products, on the Company's future financial condition or results of operations. IMED's products are at the high end of the industry price range and compete on the basis of technological sophistication, quality, safety and flexibility in application.

Prior to the third quarter of 1992, disposable administration sets used with IMED's piston cassette pumps had generated a majority of IMED's overall sales of disposables and total revenues. However, during 1995 fewer than 2% of the worldwide unit sales of new pumps were attributable to piston cassette pumps, with the remainder being represented by sales of Gemini pumps. Virtually all placements to new customers since 1992 have consisted of Gemini instruments. Therefore, sales of piston cassette products (pumps and disposables) are expected to continue to decline as demand for IMED's pumps and proprietary disposable administration sets reflects to an increasing extent the expected gradual shift away from piston cassette technology and toward peristaltic technology, such as that used in IMED's Gemini series of instruments, and other newer technology. IMED's current sales efforts, which emphasize its Gemini series of products, are both consistent with and encourage this shift. Although the decline in sales of piston cassette products from 1993 to 1994 exceeded the increase in sales of Gemini products from comparable years, management believes a general slowdown in hospital buying decisions caused by uncertainties regarding health care reform and an increase in competitive pressures resulted in a decline in the sales volume of Gemini pumps during 1993 and 1994. The decline in sales of piston cassette products from 1994 to 1995 were more than offset by the increase in sales of Gemini products from 1994 to 1995. There can be no assurance that future sales of peristaltic products will be sufficient to offset the anticipated continued decline in sales of older technology.

The volume of disposable administration sets sold in the U.S. decreased slightly from 1993 to 1994 and increased from 1994 to 1995. Additionally, declines in selling prices for disposable administration sets from 1993 to 1994 and from 1994 to 1995 are a result of market conditions. As hospitals continue to seek ways to control operating costs, IMED can expect continuing pressure to reduce prices. The Company believes that its future levels of profitability will depend on reducing manufacturing costs, successful new product introductions and the development of new markets for these new products. See "Item 1. Business
- -- IMED Product Line and -- Government Regulation."

The decrease in U.S. sales from 1993 to 1994 is due primarily to (i) decreased volume of instruments and (ii) a decline in selling prices of instruments and disposable administration sets. The increase in U.S. sales from 1994 to 1995 is due primarily to increased volumes of instruments and disposable administration sets partially offset by a slight decline in selling prices of instruments and disposable administration sets and a reduction of ReadyMED volume due to lower demand for the product.

The increase in international sales from 1993 to 1994 is primarily due to (i) revenue associated with Pharmacia products manufactured in Ireland during 1994 for Pharmacia, which will not continue due to the sale of the Irish manufacturing facility to Pharmacia in August 1994, (ii) increased volume of instruments and disposables in Australia and (iii) increased volume of disposables sold in the European territory covered by the distribution agreement with Pharmacia ("European Territory"). These increases were partly offset by decreased instrument sales volume in the European Territory. The increase in international sales from 1994 to 1995 is primarily due to (i) increased volumes of instruments sold in the Middle East, the Far East and in the European Territory and (ii) increased volumes of disposables sold in Australia, the Middle East and the Far East. The increased volume of instruments and disposables in the Middle East and the Far East reflect the additional investment in personnel in these territories previously covered exclusively by dealer networks. These increases were partially offset by decreased volumes of disposables sold in the European Territory reflecting a decline in installed instrument base.

IMED's policy is to maintain sufficient inventory to permit shipping of products within a short period after receiving firm purchase orders. Accordingly, backlog at the end of any period is usually relatively insignificant and generally not indicative of future sales (backlog was $.1 million at December 31, 1994 and December 31, 1995). IMED expects to fill the orders comprising the December 31, 1995 backlog in the first quarter of 1996.

GROSS MARGIN
The gross margin percentage increased from 1993 to 1994 primarily due to (i) reductions in the manufacturing costs of disposable administration sets due to cost containment programs which were implemented as part of the restructuring during the fourth quarter of 1993 and resulted in the elimination of certain non-value added activities and expenditures, (ii) molded parts and components for disposable administration sets sourced from outside vendors at lower costs than previous costs to manufacture in Ireland and (iii) the 1993 resolution of a disputed sales contract with a major customer. The increase in gross margin percentage from 1993 to 1994 was partially offset by (i) the decline in instrument and disposable administration sets selling prices in the U.S. market as previously discussed and (ii) higher unit costs for instruments in inventory at December 31, 1993 that were sold in 1994 than the unit costs for instruments in inventory at December 31, 1992 that were sold in 1993 due to the unfavorable effect on unit overhead costs during the year ended December 31, 1993 from lower instrument volumes.

The gross margin percentage increased from 1994 to 1995 primarily due to (i) additional cost savings from molded parts and components for disposable administration sets sourced from outside vendors at lower costs than previous costs to manufacture at IMED Ireland, (ii) the discontinuance of sales generated from low margin Pharmacia products manufactured by IMED Ireland for Pharmacia discussed previously and (iii) the favorable effects of the peso devaluation on the labor cost on assembly of disposable administration sets at the Tijuana facility of $885 in 1995. The increase in gross margin percentage from 1994 to 1995 was partially offset by the decline in instrument and disposable administration sets selling prices in the U.S. market as previously discussed.

SELLING EXPENSES
The decrease in selling expenses from 1993 to 1994 is primarily due to (i) cost containment programs for the field sales force which were implemented as part of the restructuring during the fourth quarter of 1993 discussed previously and
(ii) reductions in promotion and advertising expenses. Selling expenses in 1993 were reduced $.7 million by adjustments to the liability recorded for stock appreciation rights granted to a hospital buying group as consideration for purchasing IMED's products. No such adjustments were required during 1994.

The decrease in selling expenses from 1994 to 1995 is primarily due to cost containment programs which continue to reduce expenses. This decrease was partially offset by expenses associated with certain 1995 sales meetings not held in 1994 and increases in personnel costs associated with additional headcount in international territories previously covered exclusively by dealer networks.

GENERAL AND ADMINISTRATIVE EXPENSES
The following table sets forth general and administrative ("G&A") expenses for Advanced Medical and its subsidiaries for the periods presented.

                                                        FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                   --------------------------
                                                    1993      1994      1995
                                                   ------    ------    ------
                                                           (IN MILLIONS)
IMED . . . . . . . . . . . . . . . . . . . . . .   $ 10.4    $  8.7     $ 8.9
Advanced Medical . . . . . . . . . . . . . . . .      2.5       1.5       1.2
Fidata . . . . . . . . . . . . . . . . . . . . .      0.9       0.5       0.6
                                                     ------    ------    ------

  Total general and administrative expenses. . .   $ 13.8    $ 10.7    $ 10.7
                                                     ------    ------    ------
                                                     ------    ------    ------

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

Advanced Medical has been winding down Fidata's remaining operations and settling its remaining claims and operations since it was acquired in March 1989. Due to unresolved claims and lack of court and regulatory approval, the liquidation of Fidata did not occur in 1995. Management expects to settle certain remaining claims and liquidate Fidata completely in 1996. However, there can be no assurance that Fidata will be completely liquidated in 1996 as such will require court and regulatory approval.

RESEARCH AND DEVELOPMENT EXPENSES
The following table sets forth research and development ("R&D") expenses for the periods presented.

                                                       FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                   --------------------------
                                                    1993      1994      1995
                                                   ------    ------    ------
                                                         (IN MILLIONS)

IMED . . . . . . . . . . . . . . . . . . . . . .   $  5.5    $  6.3    $  7.4
Third Party R&D Contract . . . . . . . . . . . .      3.6
                                                     ------    ------    ------

    Total research and development expenses. . .   $  9.1    $  6.3    $  7.4
                                                     ------    ------    ------
                                                     ------    ------    ------

IMED's R&D expenses have increased from 1993 to 1994 and from 1994 to 1995 primarily due to increases in personnel and related costs associated with the acceleration of IMED's in-house development of a new line of hospital infusion pumps and associated disposable administration sets based upon its patented technology and know-how which began in late 1993.

RESTRUCTURINGS
The Company restructured its corporate operations during 1993 and recorded a $.9 million restructuring charge. The restructuring, primarily severance costs, eliminated a management layer. Expenditures of approximately $.5 million and $.4 million were paid and charged against the restructuring accrual during 1993 and 1994, respectively.

As more fully described in Note 2 to the Consolidated Financial Statements, the Company recorded a $3.5 million restructuring charge during 1993 in connection with the sale of its Irish manufacturing operations and relocation of its molding operations to the United States. Due to the time required to relocate molding operations, the Company will purchase molded parts and components from Pharmacia in declining quantities over several years, pursuant to an agreement. The charge included accruals of $1.3 million related to estimated relocation costs and professional fees. Cash payments of approximately $.1 million, $.4 million and $.3 million were made during 1993, 1994 and 1995, respectively. Expenditures of $.5 million are expected to be paid during 1996.

The Company implemented a plan to restructure the operations of IMED during the fourth quarter of 1993 and recorded a $1.0 million restructuring charge. The restructuring included (i) consolidation of certain operations, (ii) the reduction in IMED's domestic work force by approximately 10%, (iii) the modification of certain employee benefit plans and (iv) the elimination of non-value added activities and expenditures. Accrued severance costs and other restructuring expenses of approximately $1.2 million remained at December 31, 1993, of which $.7 million and $.4 million were paid during 1994 and 1995, respectively.

SEASONALITY
Infusion instrument sales are typically higher in the fourth quarter due to sales compensation plans which reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. First quarter sales are traditionally not as strong as the fourth quarter. The Company anticipates that this trend will continue in the first quarter of 1996.

OTHER MATTERS
Other income (expenses), net for 1993, 1994 and 1995 in the accompanying Consolidated Statements of Operations include income of $6.7 million, $1.4 million and $.5 million, respectively, from the sale of marketable securities. See Note 5 to the Consolidated Financial Statements. Other income (expenses) for 1993 includes $1.9 million in litigation settlements and a non-cash charge of $1.9 million, consisting of the write-off of unamortized technology licenses of $3.9 million less a non-refundable product development fee of $2.0 million. See Notes 4 and 8 to the Consolidated Financial Statements.

The Company's operations are not significantly affected by inflation.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to measure its stock-based compensation in accordance with APB 25. Certain proforma disclosures required by SFAS 123 will be made in 1996 in accordance with SFAS 123. The Company does not expect the adoption of SFAS 123 to have a significant effect on its financial position or results of operations. See Note 1 to the Consolidated Financial Statements.

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

FORWARD-LOOKING STATEMENTS
Forward-Looking Statements in this report are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, the effect of legislative and regulatory changes effecting the health care industry; the potential of increased levels of competition; technological changes; the dependence of the Company upon the success of new products and ongoing research and development efforts; restrictions contained in the instruments governing the Company's indebtedness; the significant leverage to which the Company is subject; and other matters referred in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Advanced Medical, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page 55 present fairly, in all material respects, the financial position of Advanced Medical, Inc. and its subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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




PRICE WATERHOUSE LLP

San Diego, California
March 19, 1996

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                ASSETS
                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                                                                        1994           1995
                                                                                     ----------     ----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    1,340     $    1,862
  Restricted cash and investment securities. . . . . . . . . . . . . . . . . . . . .      1,732          2,218
  Securities available for sale. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,883          6,975
  Receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,841         27,023
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,347         15,829
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .      2,140          3,651
                                                                                     ----------     ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     53,283         57,558

Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    25,000
Net investment in sales-type and direct financing leases . . . . . . . . . . . . . .     14,807         15,179
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .     11,595         12,653
Other non-current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,921         11,834
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     47,518         47,406
                                                                                     ----------     ----------

                                                                                     $  132,124     $  169,630
                                                                                     ----------     ----------
                                                                                     ----------     ----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . $    1,214     $      322
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,427          7,881
  Accrued expenses and other current liabilities . . . . . . . . . . . . . . . . . .     14,066         17,417
                                                                                     ----------     ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,707         25,620
                                                                                     ----------     ----------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     91,803         86,789
Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,285          6,972
                                                                                     ----------     ----------
                                                                                         99,088         93,761
                                                                                     ----------     ----------

Minority interests in consolidated subsidiaries. . . . . . . . . . . . . . . . . . .      5,000         11,500
                                                                                     ----------     ----------

Contingent liabilities and commitments (Notes 8 and 13)

Mandatorily redeemable equity securities . . . . . . . . . . . . . . . . . . . . . .      6,567          7,217
                                                                                     ----------     ----------
Non-redeemable preferred stock, common stock and other stockholders'
 equity (deficit):
  Preferred stock, authorized 6,000 and 3,000 shares at $.001 and $.01 par value, respectively; issued and outstanding -- none
  Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding -- 14,152 shares and 16,214 shares issued and outstanding
     at December 31, 1994 and 1995, respectively . . . . . . . . . . . . . . . . . .        142            162
  Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . .     58,703         62,965
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (61,922)       (34,468)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (734)          (734)
  Unrealized holding gains from securities available for sale, net of tax. . . . . .        883          3,577
  Other equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        690             30
                                                                                     ----------     ----------
  Total non-redeemable preferred stock, common stock and other
     stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . . . . . . .     (2,238)        31,532
                                                                                     ----------     ----------
                                                                                     $  132,124     $  169,630
                                                                                     ----------     ----------
                                                                                     ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------
                                                                                        1993           1994           1995
                                                                                     ----------     ----------     ----------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  119,417     $  111,681     $  112,110
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72,209         65,590         63,219
                                                                                     ----------     ----------     ----------

  Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         47,208         46,091         48,891
                                                                                     ----------     ----------     ----------

License fees revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            441            441            441
                                                                                     ----------     ----------     ----------

Selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,882         16,850         16,567
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . . .         13,773         10,746         10,661
Research and development expenses. . . . . . . . . . . . . . . . . . . . . . . .          9,050          6,345          7,386
Restructuring charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,413
                                                                                     ----------     ----------     ----------

  Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .         47,118         33,941         34,614
                                                                                     ----------     ----------     ----------

  Income from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .            531         12,591         14,718
                                                                                     ----------     ----------     ----------
Other income (expenses):
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,767          2,526          2,525
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,880)        (8,690)        (8,153)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,065          1,136            313
                                                                                     ----------     ----------     ----------

                                                                                         (6,048)        (5,028)        (5,315)
                                                                                     ----------     ----------     ----------
Income (loss) before income taxes, minority interests,
  extraordinary item and cumulative effect of change
  in accounting principle. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,517)         7,563          9,403
Provision (benefit) for income taxes . . . . . . . . . . . . . . . . . . . . . .            926          1,886         (9,374)
                                                                                     ----------     ----------     ----------

Income (loss) before minority interests, extraordinary item
  and cumulative effect of change in accounting principle. . . . . . . . . . . .         (6,443)         5,677         18,777
Minority interests in consolidated subsidiaries. . . . . . . . . . . . . . . . .          3,755                        (6,500)
                                                                                     ----------     ----------     ----------

Income (loss) before extraordinary item and cumulative effect of change
  in accounting principle. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,688)         5,677         12,277
Extraordinary item -- gain on early retirement of debt, net of taxes . . . . . .                                       15,177
                                                                                     ----------     ----------     ----------

Income (loss) before cumulative effect of change in accounting principle . . . .         (2,688)         5,677         27,454
Cumulative effect on prior years of accounting change for
  income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,985
                                                                                     ----------     ----------     ----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,297          5,677         27,454
Dividends and accretion on mandatorily redeemable preferred stock. . . . . . . .          1,387            874            650
                                                                                     ----------     ----------     ----------

Net income (loss) applicable to common stock . . . . . . . . . . . . . . . . . .         $  (90)      $  4,803      $  26,804
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

Income (loss) per common share assuming no dilution:
  Income (loss) before extraordinary item and cumulative effect
     of change in accounting principle . . . . . . . . . . . . . . . . . . . . .        $  (.29)        $  .34         $  .74
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                          .96
  Cumulative effect of change in accounting principle. . . . . . . . . . . . . .            .28
                                                                                     ----------     ----------     ----------


  Net income (loss) per common share assuming no dilution. . . . . . . . . . . .        $  (.01)        $  .34        $  1.70
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

Income (loss) per common share assuming full dilution:
  Income (loss) before extraordinary item and cumulative effect
     of change in accounting principle . . . . . . . . . . . . . . . . . . . . .        $  (.29)        $  .22         $  .37
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                          .46
  Cumulative effect of change in accounting principle. . . . . . . . . . . . . .            .28
                                                                                     ----------     ----------     ----------

  Net income (loss) per common share assuming full dilution. . . . . . . . . . .        $  (.01)        $  .22         $  .83
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

Weighted average common shares outstanding assuming no dilution. . . . . . . . .         14,073         14,069         15,755
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

Weighted average common shares outstanding assuming full dilution. . . . . . . .         14,073         24,099         33,183
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------
                                                                                        1993           1994           1995
                                                                                     ----------     ----------     ----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,297       $  5,677      $  27,454
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .         10,581          8,492          8,096
  Cumulative effect of change in accounting principle. . . . . . . . . . . . . .         (3,985)
  Restructuring charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,413
  Net gain on disposal/write-off of property and investments . . . . . . . . . .         (3,895)          (880)          (176)
  Equity in net loss (gain) of investee and minority interests . . . . . . . . .         (3,755)                        6,500
  Extraordinary gain -- early retirement of debt, net of taxes . . . . . . . . .                                      (15,177)
  (Increase) decrease, net of effects from acquisitions and divestitures:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,944          1,283         (2,096)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,233)          (976)         4,518
    Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .            753           (409)        (1,511)
    Net investment in sales-type leases. . . . . . . . . . . . . . . . . . . . .           (107)           458           (458)
    Other non-current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,681)         1,509        (10,718)
  Increase (decrease), net of effects from acquisitions and divestitures:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,404)         1,918           (546)
    Accrued expenses and other current liabilities . . . . . . . . . . . . . . .         (3,768)        (1,530)         2,900
    Litigation settlements . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,000)          (250)
    Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . . . .            371         (3,502)          (313)
                                                                                     ----------     ----------     ----------

Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .            531         11,790         18,473
                                                                                     ----------     ----------     ----------


Cash flows from investing activities:
  Net decrease (increase) in restricted cash and investments . . . . . . . . . .           (746)           130        (25,486)
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,616)        (4,549)        (4,803)
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,960)
  Payment for product distribution rights. . . . . . . . . . . . . . . . . . . .                                       (3,402)
  Proceeds from disposal of property . . . . . . . . . . . . . . . . . . . . . .            104            253             17
  Proceeds from sale of investments. . . . . . . . . . . . . . . . . . . . . . .         20,027          7,534            859
  Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            200
                                                                                     ----------     ----------     ----------

Net cash provided by (used in) investing activities. . . . . . . . . . . . . . .         16,009          3,368        (32,815)
                                                                                     ----------     ----------     ----------

Cash flows from financing activities:
  Net repayments under credit facilities . . . . . . . . . . . . . . . . . . . .         (2,823)        (5,296)        (7,764)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .        (10,535)       (44,998)        (1,218)
  Proceeds from issuance of notes payable and long-term debt . . . . . . . . . .            300         36,293         25,000
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (544)
  Offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (1,205)          (498)
  Redemption/repurchase of preferred stock . . . . . . . . . . . . . . . . . . .         (3,816)          (686)
                                                                                     ----------     ----------     ----------

Net cash (used in) provided by financing activities. . . . . . . . . . . . . . .        (17,418)       (15,892)        15,520
                                                                                     ----------     ----------     ----------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . . .            197            312           (656)
                                                                                     ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .           (681)          (422)           522
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . .          2,443          1,762          1,340
                                                                                     ----------     ----------     ----------

Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . .     $    1,762     $    1,340     $    1,862
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
- --------------------------------------------------------------------------------
                     (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)

                                                                                                      UNREALIZED
                                                                                                       HOLDING
                                                                                                        GAINS
                                                                                                        FROM
                                           COMMON STOCK     CAPITAL IN               TREASURY STOCK   SECURITIES
                                        -----------------   EXCESS OF  ACCUMULATED   ---------------   AVAILABLE   OTHER
                                         SHARES    AMOUNT   PAR VALUE    DEFICIT     SHARES  AMOUNT    FOR SALE    EQUITY    TOTAL
                                        -------    ------   ---------   --------     ---------------   --------    ------   -------
Balance at December 31, 1992 . . . . .   14,152    $  142     $60,864   $(68,896)       63   $  (593)              $  (77)  $(8,560)


Accretion and dividends on
  mandatorily redeemable
  preferred stock. . . . . . . . . . .                         (1,387)                                                       (1,387)
Other equity transactions. . . . . . .                              1                   20      (141)                 516       376
Net income for the year. . . . . . . .                                     1,297                                              1,297
                                        -------    ------     -------   --------     -----   -------    ------      -----   -------

Balance at December 31, 1993 . . . . .   14,152       142      59,478    (67,599)       83      (734)                 439    (8,274)



Accretion and dividends on
  mandatorily redeemable
  preferred stock. . . . . . . . . . .                           (874)                                                         (874)
Unrealized holding gains from
  securities available for sale. . . .                                                                  $  883                  883
Other equity transactions. . . . . . .                             99                                                 251       350
Net income for the year. . . . . . . .                                     5,677                                              5,677
                                        -------    ------     -------   --------     -----   -------    ------      -----   -------

Balance at December 31, 1994 . . . . .   14,152       142      58,703    (61,922)       83      (734)      883        690    (2,238)



Issuance of common stock . . . . . . .    2,062        20       4,912                                                         4,932
Dividends on mandatorily redeemable
  preferred stock. . . . . . . . . . .                           (650)                                                         (650)
Unrealized holding gains from
  securities available for sale. . . .                                                                   2,694                2,694
Other equity transactions. . . . . . .                                                                               (660)     (660)
Net income for the year. . . . . . . .                                    27,454                                             27,454
                                        -------    ------     -------   --------     -----   -------    ------      -----   -------

Balance at December 31, 1995 . . . . .   16,214    $  162     $62,965   $(34,468)       83   $  (734)   $3,577      $  30   $31,532
                                        -------    ------     -------   --------     -----   -------    ------      -----   -------
                                        -------    ------     -------   --------     -----   -------    ------      -----   -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION:
The financial statements include the accounts of Advanced Medical and its greater than 50 percent-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. IMED's foreign subsidiaries are consolidated as of and for the periods ended November 30, 1993, 1994 and 1995 in the December 31, 1993, 1994 and 1995 consolidated financial statements, respectively.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

REVENUE RECOGNITION:
Revenues from sales of fluid delivery instruments and related disposable products, and from instrument capital lease contracts, are recognized at the time such products are shipped. Revenues from instrument operating lease contracts are recognized over the terms of the lease agreements, ranging from 1 to 6 years.

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

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


INVENTORIES:
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method based upon the following estimated useful lives of the assets or lease terms, if shorter, for leasehold improvements and instrument operating leases:

     Leasehold improvements. . . . . . . . . . . . . . 3 to 10 years
     Machinery and equipment . . . . . . . . . . . . . 3 to 10 years
     Furniture and fixtures. . . . . . . . . . . . . . 4 to 8 years
     Instruments on operating lease contracts. . . . . 1 to 6 years

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

DEBT ISSUE COSTS:
Debt issue costs of $4,074 and $1,980 at December 31, 1994 and 1995, respectively, are amortized using the straight-line method over the respective terms of the debt agreements and are included in other non-current assets.

FOREIGN CURRENCY TRANSLATION:
The accounts of foreign subsidiaries which use local currencies as functional currencies are translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical exchange rates for equity and weighted average exchange rates during the period for revenues and expenses. The gains or losses resulting from translations are excluded from results of operations and accumulated as a component of stockholders' equity (deficit).

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

Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Upon adoption the Company recognized a cumulative effect of the accounting change of $3,985.

The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 7).

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


STATEMENT OF CASH FLOWS:
For the purpose of the statement of cash flows, the Company considers short-term investments with an original maturity of three months or less to be cash equivalents, excluding restricted amounts held in escrow or trust.

STOCK-BASED COMPENSATION:
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to measure its stock-based compensation in accordance with APB 25. Certain disclosures required by SFAS 123 will be made in 1996, in accordance with SFAS 123. The Company does not expect the adoption of SFAS 123 to have a significant effect on its financial position or results of operations.

NET INCOME (LOSS) PER COMMON SHARE:
The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding during the respective periods. Net income per common share assuming no dilution does not include common stock equivalents (options and warrants) when the effect would be antidilutive. The Company's net income (loss) per common share assuming full dilution is computed using the weighted average number of common shares outstanding plus, for the year ended December 31, 1995, the shares that would be outstanding assuming conversion of the $6,000 secured promissory note ("$6,000 Note") issued to Decisions Incorporated ("Decisions") on January 4, 1994, conversion of the $6,500 secured promissory note ("$6,500 Note") issued to Decisions on August 12, 1994, and conversion of the $25,000 secured promissory note ("$25,000 Note") (collectively, "the Notes") issued to Decisions on December 4, 1995 (see Note 6). Net income applicable to common stock for the year ended December 31, 1994 has been increased by $386 for the interest expense (net of tax) on the $6,000 Note and $6,500 Note since conversion on January 4, 1994 and August 12, 1994, respectively, was assumed. Net income applicable to common stock for the year ended December 31, 1995 has been increased by $684 for the interest expense (net of tax) on the Notes since conversion on January 1, 1995, for the $6,000 Note and $6,500 Note and conversion on December 4, 1995, on the $25,000 Note, was assumed. The calculation of net income (loss) per common share assuming full dilution excludes common stock equivalents and convertible securities that are antidilutive.

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform to the classifications used in 1995.

NOTE 2 -- RESTRUCTURINGS:

During 1993, the Company adopted a plan to sell its Irish manufacturing facility to a wholly-owned subsidiary of its European marketing and distribution partner, Pharmacia. The Irish manufacturing facility primarily produces molded components used to assemble disposable administration sets ("Sets"). The Company recorded a $3,515 restructuring charge in connection with the proposed sale of its Irish manufacturing operations and the relocation of its molding operations to the United States. Professional fees and relocation costs of $1,300 are included in the restructuring charge.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


During 1993, the Company also recorded a $1,898 charge to consolidate certain of the Company's operations. The provision included severance payments, facilities consolidation costs and the write-off of equipment associated with discontinued products, net of the defined benefit plan curtailment gain (see Note 11).

NOTE 3 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                   1994           1995
                                                                                 ---------      ---------
Receivables:
  Trade receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  17,822      $  20,473
  Allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . .        (855)          (875)
                                                                                 ---------      ---------
                                                                                    16,967         19,598
  Current portion of net investment in sales-type and direct financing leases
    (Note 12). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,948          7,034
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         926            391
                                                                                 ---------      ---------

                                                                                 $  24,841      $  27,023
                                                                                 ---------      ---------
                                                                                 ---------      ---------
                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                   1994           1995
                                                                                 ---------      ---------
Inventories:
  Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  5,311       $  6,946
  Work-in-process. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,753          1,686
  Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,283          7,197
                                                                                 ---------      ---------

                                                                                 $  20,347      $  15,829
                                                                                 ---------      ---------
                                                                                 ---------      ---------
                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                   1994           1995
                                                                                 ---------      ---------
Property, plant and equipment:
  Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  8,530       $  9,885
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,915          3,389
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,776          2,681
  Instruments on operating lease contracts . . . . . . . . . . . . . . . . . .      10,729         12,762
  Construction-in-process. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,717          1,991
                                                                                 ---------      ---------
                                                                                    26,667         30,708
  Accumulated depreciation and amortization. . . . . . . . . . . . . . . . . .     (15,072)       (18,055)
                                                                                 ---------      ---------

                                                                                 $  11,595      $  12,653
                                                                                 ---------      ---------
                                                                                 ---------      ---------

Depreciation expense was $5,659, $3,893 and $4,211 for 1993, 1994 and 1995,
respectively.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


NOTE 3 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS: (CONTINUED)

                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                   1994           1995
                                                                                 ---------      ---------
Other non-current assets
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     423      $   9,491
  Debt issue costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,074          1,980
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         424            363
                                                                                 ---------      ---------

                                                                                 $   4,921      $  11,834
                                                                                 ---------      ---------
                                                                                 ---------      ---------

Accrued expenses and other current liabilities:
  Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2,958      $   3,819
  Restructuring. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,234            686
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,230          2,323
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         637            600
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,025          3,248
  Warranty . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,355          2,210
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,627          4,531
                                                                                 ---------      ---------

                                                                                 $  14,066      $  17,417
                                                                                 ---------      ---------
                                                                                 ---------      ---------

                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                   1994           1995
                                                                                 ---------      ---------
Other non-current liabilities:
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   5,119      $   4,618
  Restructuring. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         200
  Warranty . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,185          1,385
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         781            969
                                                                                 ---------      ---------


                                                                                 $   7,285      $   6,972
                                                                                 ---------      ---------
                                                                                 ---------      ---------

NOTE 4 -- INTANGIBLES:                                                                 DECEMBER 31,
                                                                                 ------------------------
                                                                                   1994           1995
                                                                                 ---------      ---------
Intangible assets:
  Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  47,513      $  47,513
  Patents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,816         15,116
  Product distribution license fee . . . . . . . . . . . . . . . . . . . . . .                      3,402
                                                                                 ---------      ---------
                                                                                    63,329         66,031
  Accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . .     (15,811)       (18,625)
                                                                                 ---------      ---------

                                                                                 $  47,518      $  47,406
                                                                                 ---------      ---------
                                                                                 ---------      ---------

On May 8, 1995, IMED entered into a development and exclusive distribution agreement ("the Agreement") with Debiotech SA ("Debiotech"). Pursuant to the Agreement, Debiotech granted IMED the exclusive right to distribute Debiotech's products in certain North and Central American countries. IMED paid Debiotech $3,000 upon the signing of the Agreement and also agreed to pay Debiotech additional amounts upon attainment of agreed upon milestones by Debiotech with respect to the development of certain future products. IMED will purchase the products it sells from Debiotech at predetermined prices. The product distribution fee of $3,000 and related expenses of $402 have been classified as an intangible asset and are being amortized on a straight-line basis over the 15 year term of the Agreement.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


NOTE 5 -- SECURITIES AVAILABLE FOR SALE:

Current marketable securities comprise the following:

                                                    DECEMBER 31,
                                      ----------------------------------------
                                             1994                  1995
                                      -------------------    -----------------
                                                  MARKET                MARKET
                                       COST        VALUE      COST       VALUE
                                      -------     -------    -------    -------

Alteon, Inc. ("Alteon"). . . . . . .  $ 2,000     $ 2,883    $ 1,687    $ 6,975
                                      -------     -------    -------    -------
                                      -------     -------    -------    -------

During 1993, the Company sold 327 shares of its Applied Immune Sciences, Inc. ("AIS") common stock for $6,332, resulting in a realized gain of $3,681 and sold 554 shares of its Alteon common stock for $5,180, resulting in a realized gain of $3,020.

During 1994, the Company sold all remaining 107 shares of its AIS common stock for $1,005, resulting in a realized gain of $133 and sold 378 shares of its Alteon common stock for $2,763, resulting in a realized gain of $1,293.

During 1995, the Company sold 80 shares of its Alteon common stock for $858, resulting in a realized gain of $546. At December 31, 1995, the Company owned 433 shares of Alteon common stock.

The market value at December 31, 1995 is based on the quoted market price and is considered to represent fair value as determined under SFAS 115. The fair value may not represent actual value of the Alteon common stock that could have been realized as of December 31, 1995 or that will be realized in the future.

The gross unrealized gain as of March 19, 1996 on the current marketable equity securities was $3,396.

NOTE 6 -- NOTES PAYABLE AND LONG-TERM DEBT:

In connection with the acquisition of the IMED Division, IMED entered into a revolving credit facility and a term loan agreement with GECC. During 1994, IMED restructured its loan agreement with GECC ("Amended Loan Agreement").

Long-term debt comprises the following:

                                                           DECEMBER 31,
                                                       1994           1995
                                                     ---------      ---------
GECC revolving credit facility (IMED). . . . . . .   $  18,497      $  10,733
7 1/4% Convertible Subordinated Debentures
 due 2002 (Advanced Medical) . . . . . . . . . . .      60,000         16,152
15% Subordinated Debentures
 due 1999 (Advanced Medical) . . . . . . . . . . .                     21,924
The Notes (Advanced Medical) . . . . . . . . . . .      12,500         37,500
Other. . . . . . . . . . . . . . . . . . . . . . .       2,020            802
                                                     ---------      ---------
                                                        93,017         87,111
Current portion. . . . . . . . . . . . . . . . . .      (1,214)          (322)
                                                     ---------      ---------
                                                     $  91,803      $  86,789
                                                     ---------      ---------
                                                     ---------      ---------

GECC LONG-TERM DEBT
The Amended Loan Agreement includes a $38,500 ($42,000 at December 31, 1994) revolving credit facility. The interest rate on the Amended Loan Agreement is the index rate plus 2% (10 1/2% and 10 3/4% at

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
           (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


December 31, 1994 and 1995, respectively). Outstanding indebtedness under the Amended Loan Agreement matures in March 1999. Advances under the Amended Loan Agreement are made against a borrowing base consisting of 85% of eligible accounts receivable, 65% of eligible inventory and 85% of the future value of eligible instrument lease receivables. The Amended Loan Agreement contains affirmative and negative covenants, including, among others, the maintenance of certain financial ratios, balances, and earnings levels, limitations on capital expenditures and transfer of funds to Advanced Medical and restrictions on incurring additional debt. The Amended Loan Agreement is secured by a first priority interest in all of IMED's assets and the IMED capital stock and certain patents used in IMED's business, owned by Advanced Medical.

DEBENTURES
At December 31, 1994, the Company had outstanding 7 1/4% convertible subordinated debentures ("7 1/4% Debentures") in the principal amount of $60,000. The 7 1/4% Debentures are convertible at the option of the holder into common stock of the Company at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18.14 per share, subject to adjustment in certain events. The 7 1/4% Debentures mature on January 15, 2002. Interest on the 7 1/4% Debentures is payable semi-annually on each January 15 and July 15. The 7 1/4% Debentures are redeemable in whole or in part at the option of the Company at any time on or after January 15, 1993, at the redemption prices set forth in the indenture, together with accrued and unpaid interest. The 7 1/4% Debenture holders may require the Company to repurchase the 7 1/4% Debentures, in whole or in part, in certain circumstances involving a change in control of the Company. The 7 1/4% Debentures are subordinate to all existing or future senior indebtedness of the Company, and are also effectively subordinated to liabilities of the Company's subsidiaries. The indenture does not restrict the incurrence of senior indebtedness or other indebtedness by the Company or any subsidiary.

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

The New Debentures mature on July 15, 1999 and bear interest at a rate of 15% per annum. Interest on the New Debentures is payable semi-annually on each January 15 and July 15. The New Debentures are redeemable in whole or in part at the option of the Company at any time on or after March 31, 1996, at the redemption prices set forth in the indenture, together with accrued and unpaid interest. The New Debenture holders may require the Company to repurchase the New Debentures, in whole or in part, in certain circumstances involving the change in control of the Company as defined in the indenture. The New

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
           (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

Debentures are subordinate to all existing and future senior indebtedness of the Company, and effectively subordinated to liabilities of the Company's subsidiaries. The indenture does not restrict the incurrence of senior indebtedness or other indebtedness by the Company or any subsidiaries.

REFINANCINGS
During January 1994, the Company issued the $6,000 Note and borrowed $6,000 from Decisions (the "$6,000 Note"). The $6,000 Note bears interest at 7% and is payable on the earlier of January 4, 2001 or on demand by Decisions provided the repayment is generated by net income of the Company exclusive of IMED, any borrowing or debt or equity offering by the Company, or funds available through distribution from affiliates, including IMED. The principal portion of the $6,000 Note is convertible at the option of the holder into 6,030 shares of the Company's common stock at a conversion price of $1.00 per share (subject to antidilution protection). The $6,000 Note is secured by a first priority security interest in all of the Company's assets subject to the rights of GECC
under the Amended Loan Agreement.   The proceeds of the $6,000 Note were used by
the Company to pay $6,000 of indebtedness to Aeneas Venture Corporation ("Aeneas").

During August 1994, the Company issued the $6,500 Note and borrowed an additional $6,500 from Decisions (the "$6,500 Note"). The proceeds of the loan were used to (i) pay all remaining indebtedness to Aeneas in the amount of $3,188, (ii) make the July 15, 1994 interest payment on the Company's 7 1/4% Debentures in the amount of $2,187 and (iii) pay other obligations of the Company. The payment of all indebtedness owed by Advanced Medical to Aeneas released Advanced Medical from its obligations under a letter agreement with Aeneas thereby removing the restrictions imposed on Advanced Medical's use of its available cash. The $6,500 Note is payable on January 4, 2001 and has an annual interest rate of 9%. Interest on the principal is due on June 30 and December 31 of each year. In regards to security, the $6,500 Note ranks pari passu with the $6,000 Note. The $6,500 Note is convertible, at the option of the holder, into up to 10,535 shares of the Company's common stock at a conversion price of $.62 per share (subject to antidilution protection). Any shares of common stock converted cannot be sold into the public market prior to August 12, 1996.

On December 4, 1995, the Company borrowed $25,000 from Decisions and issued the $25,000 Note (the "$25,000 Note"). The $25,000 Note bears interest at 7% per annum and all accrued and unpaid interest shall be due and payable in arrears on October 11, 1996, and thereafter on June 30 and December 31 of each calendar year. The $25,000 Note is payable on January 4, 2001 and ranks pari passu with the $6,000 and $6,500 Notes. The $25,000 Note is convertible, at the option of the holder, into up to 9,524 shares of Common Stock at a conversion price of $2.625 per share (subject to antidilution protection). The proceeds from the $25,000 Note, which are in restricted cash (noncurrent), are limited in use (i) for the payment of principal and interest on the $25,000 Note, the $6,000 Note or the $6,500 Note, (ii) to acquire or assist the Company to acquire any business or line of business, (iii) to invest in or acquire any securities (or right to acquire any securities) of IMED, any other affiliate of the Company or any other entity (other than the Company), or (iv) to pay any and all costs and expenses incurred in connection with the foregoing activities.

MATURITIES
Maturities of long-term debt during the years subsequent to December 31, 1996 are as follows:

               YEAR ENDING DECEMBER 31,
               ------------------------
               1997. . . . . . . . . . . . .       $     149
               1998. . . . . . . . . . . . .             160
               1999. . . . . . . . . . . . .          32,828
               2000. . . . . . . . . . . . .              --
               Thereafter. . . . . . . . . .          53,652
                                                   ---------
                                                   $  86,789
                                                   ---------
                                                   ---------

At December 31, 1995, the fair value, as determined under SFAS No. 107, of long-term debt, including current maturities, was $81,118. The estimated fair values represent the quoted market price for the Debentures and carrying amounts for all other debt.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

NOTE 7 -- INCOME TAXES:

Income (loss) before income taxes, minority interests, extraordinary item and cumulative effect of change in accounting principle comprises the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1993           1994           1995
                                                              --------       --------       --------
Domestic operations. . . . . . . . . . . . . . . . . . . .    $ (9,650)      $  2,515       $  8,468
Foreign operations . . . . . . . . . . . . . . . . . . . .       4,133          5,048            935
                                                              --------       --------       --------

                                                             $  (5,517)      $  7,563       $  9,403
                                                              --------       --------       --------
                                                              --------       --------       --------

The provision for income taxes comprises the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1993           1994           1995
                                                              --------       --------       --------
  Current:
    Federal. . . . . . . . . . . . . . . . . . . . . . . .                   $     60       $    221
    State. . . . . . . . . . . . . . . . . . . . . . . . .   $     281            664          1,524
    Foreign. . . . . . . . . . . . . . . . . . . . . . . .         818          1,049            157
                                                              --------       --------       --------
                                                                 1,099          1,773          1,902
                                                              --------       --------       --------

  Deferred:
    Federal. . . . . . . . . . . . . . . . . . . . . . . .        (338)            81         (9,132)
    State. . . . . . . . . . . . . . . . . . . . . . . . .         509            115         (2,613)
    Foreign. . . . . . . . . . . . . . . . . . . . . . . .        (344)           (83)           469
                                                              --------       --------       --------
                                                                  (173)           113        (11,276)
                                                              --------       --------       --------

                                                             $     926       $  1,886       $ (9,374)
                                                              --------       --------       --------
                                                              --------       --------       --------

The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (34%) and the effective income tax rate comprise the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1993           1994           1995
                                                              --------       --------       --------

    Taxes computed at statutory rate . . . . . . . . . . .   $  (1,875)      $  2,578       $  3,197
    State income taxes, net of federal benefit . . . . . .         521            884          1,018
    Foreign taxes. . . . . . . . . . . . . . . . . . . . .         442            965            164
    Taxes above the U.S. rate on earnings deemed
       repatriated . . . . . . . . . . . . . . . . . . . .         374            397            (59)
    Amortization of non-deductible intangible assets . . .         744            442            442
    Losses for which no current benefits are available . .         451
    Limitations of acquired tax benefits . . . . . . . . .         306
    Items affected by valuation allowance. . . . . . . . .                     (3,380)       (14,136)
    Miscellaneous. . . . . . . . . . . . . . . . . . . . .         (37)
                                                              --------       --------       --------
    Provision for income taxes before extraordinary item .         926          1,886         (9,374)
                                                              --------       --------       --------
    Extraordinary item:
       Taxes computed at statutory rate. . . . . . . . . .                                     5,523
       State income taxes, net of federal benefit. . . . .                                       488
       Items affected by valuation allowance . . . . . . .                                    (4,944)
                                                              --------       --------       --------
                                                                                               1,067
                                                              --------       --------       --------
    Total                                                    $     926       $  1,886      $  (8,307)
                                                              --------       --------       --------
                                                              --------       --------       --------

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

As of December 31, 1995 the Company has net operating loss carryforwards of approximately $3,000 for federal income tax purposes which expire in varying amounts through 2008. As of December 31, 1995 the Company has capital loss carryforwards of approximately $5,400 for federal income tax purposes which expire in varying amounts through 1998. The availability of the Company's net operating loss and capital loss carryforwards would be subject to substantial limitations if it should be determined that certain stockholders of the Company have increased their percentage of ownership of the Company's stock by more than 50% during a specified period. Sufficient evidence existed in December 1995 to release $10,528 of valuation allowance against the deferred tax assets of the Company pursuant to SFAS 109 criteria.

The components of the net deferred tax asset as of December 31, 1995 are as follows:


 Deferred tax assets:

   Net operating loss carryforward . . . . . . . . . . . . .       $  1,312
   Accrued liabilities and reserves. . . . . . . . . . . . .          3,326
   Unearned income . . . . . . . . . . . . . . . . . . . . .          2,047
   Credit carryforwards. . . . . . . . . . . . . . . . . . .          2,434
   Inventory . . . . . . . . . . . . . . . . . . . . . . . .            948
   Book and tax depreciation/amortization differences. . . .            956
   Miscellaneous . . . . . . . . . . . . . . . . . . . . . .          1,243
                                                                  ---------
                                                                     12,266
   Valuation allowance . . . . . . . . . . . . . . . . . . .           (430)
                                                                  ---------

   Total deferred tax assets . . . . . . . . . . . . . . . .         11,836

 Deferred tax liabilities:

   Miscellaneous . . . . . . . . . . . . . . . . . . . . . .            922
                                                                  ---------

         Net deferred tax assets . . . . . . . . . . . . . .      $  10,914
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

During 1993 and 1994, the Company settled certain claims and legal proceedings and recorded charges to income in 1993 of $2,100.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
           (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


NOTE 9  --  MANDATORILY REDEEMABLE EQUITY SECURITIES AND MINORITY INTERESTS IN
            CONSOLIDATED SUBSIDIARIES:

PREFERRED STOCK:
Mandatorily redeemable preferred stock activity comprises the following:


                                                                      YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1993           1994           1995
                                                              --------       --------       --------

  Balance at beginning of period . . . . . . . . . . . . .    $  9,451       $  6,478       $  6,567
  Retirement of 10% preferred stock. . . . . . . . . . . .      (3,816)
  Repurchase of 10% preferred stock. . . . . . . . . . . .                       (785)
  Accretion of amounts payable upon redemption . . . . . .         575            177
  Accrued dividends. . . . . . . . . . . . . . . . . . . .         812            697            650
  Payment of dividends . . . . . . . . . . . . . . . . . .        (544)
                                                              --------       --------       --------

  Balance at end of period . . . . . . . . . . . . . . . .    $  6,478       $  6,567       $  7,217
                                                              --------       --------       --------
                                                              --------       --------       --------

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

The 10% Preferred Stock was recorded at its fair value at the issuance date ($6.26 per share). The carrying amount was periodically increased for the amounts which will be payable upon redemption. The accretion to the carrying amount was determined using the interest method and resulted in a corresponding decrease to paid-in capital.

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

During July 1994, IMED commenced a Tender Offer for up to all of the outstanding shares of 10% Preferred Stock for a cash price equal to $9.00 per share (the "Tender Offer"). The Tender Offer expired on August 30, 1994, at which time 69 shares of the 10% Preferred Stock were tendered. Immediately upon

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
             (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


purchase thereof, IMED distributed all such shares of the 10% Preferred Stock acquired by it pursuant to the Tender Offer to Advanced Medical and received a credit from Advanced Medical against the amount of accrued and unpaid dividends on shares of IMED's preferred stock held by Advanced Medical in an amount equal to the liquidation value of the 10% Preferred Stock ($10 per share) plus accrued and unpaid dividends thereon ($1.45 per share).

The Company has not made the March 1994 redemption or declared and paid the semi-annual dividends since September 1993 on its 10% Preferred Stock. On March 19, 1996, the Company entered into a memorandum of understanding with respect to the settlement of an action based on the Company's failure to redeem its outstanding shares of 10% Preferred Stock. Pursuant to the memorandum of understanding, the company agreed to (i) redeem its outstanding 10% Preferred Stock, plus accrued and unpaid dividends and (ii) the payment of up to $500 in attorney's fees. The settlement is subject to negotiation of a definitive agreement and approval of the court. See "Item 3. Legal Proceedings."

COMMON STOCK WARRANT
IMED's common stock warrant held by GECC and included in minority interests in consolidated subsidiaries on the accompanying consolidated balance sheet consists of the following:

                                                                                  DECEMBER 31,
                                                                            ------------------------
                                                                              1994           1995
                                                                            ---------      ---------
  IMED common stock warrant (includes cumulative net accretion to estimated redemption price of $2,491 and $8,991 at
    December 31, 1994 and 1995, respectively). . . . . . . . . . . . .      $   5,000      $  11,500
                                                                            ---------      ---------
                                                                            ---------      ---------


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

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
             (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


Options granted to non-directors generally vest and become exercisable as determined by the Committee. Options granted to directors generally vest and become exercisable at a rate of four thousand shares for each 12 month period of continuous service as a director. Options granted to non-directors generally expire upon the earlier of the termination of the optionee's employment or ten years from the grant date. Options granted to directors generally expire upon the earlier of the date the optionee is no longer a director or five years from the grant date.

STOCK OPTION ACTIVITY

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                         1993          1994            1995
                                                                       ---------     ---------       ---------

Outstanding, beginning of year . . . . . . . . . . . . . . . . .             589            471            328
Granted during the year. . . . . . . . . . . . . . . . . . . . .               8                         1,270
Cancelled during the year. . . . . . . . . . . . . . . . . . . .            (126)          (143)          (505)
                                                                       ---------      ---------      ---------
Outstanding, end of year (at prices ranging from $1.8125
  to $16.94 per share) . . . . . . . . . . . . . . . . . . . . .             471            328          1,093
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

Fully vested and exercisable at end of the year (at prices
  ranging from $4.47 to $16.94 per share). . . . . . . . . . . .             294            254             36
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

At December 31, 1995, there were 785 shares reserved for future grants.

NOTE 11 -- BENEFIT PLANS:

PENSION PLANS
The Company has a defined benefit pension plan (the "Plan") which covers substantially all of its U.S. employees. On December 1, 1993, the Company's Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 31, 1993, resulting in a Plan curtailment gain of $652 which was included in restructuring charges as described in Note 2. All earned benefits as of that date are preserved and the Company continues to contribute to the Plan as necessary to fund earned benefits.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


The following table sets forth the Plans' estimated funded status and amounts recognized in the Company's balance sheet:


                                                             DECEMBER 31,
                                                        ----------------------
                                                           1994        1995
                                                        ---------    ---------
Actuarial present value of benefit obligations:
  Vested benefit obligation                             $   7,080    $  10,343
                                                        ---------    ---------
                                                        ---------    ---------

  Accumulated benefit obligation                        $   7,310    $  10,440
                                                        ---------    ---------
                                                        ---------    ---------

  Projected benefit obligation for service rendered
    to date                                             $   7,310    $  10,440
  Plan assets at fair value, consisting of equity and
    fixed income restricted funds                           8,937       11,305
                                                        ---------    ---------
  Plan assets greater than projected benefit
     obligation                                             1,627          865
  Unrecognized net gain                                    (1,533)        (697)
                                                        ---------    ---------

  Prepaid pension cost                                  $      94    $     168
                                                        ---------    ---------
                                                        ---------    ---------


  The components of net periodic pension cost (benefit) are as follows:


                                                             DECEMBER 31,
                                                         ----------------------
                                                           1994        1995
                                                        ---------    ---------

  Service cost-benefits earned during the period        $     143    $     146
  Interest cost on projected benefit obligation               631          608
  Actual return on Plan assets                                263       (2,494)
  Amortization and deferred amounts                        (1,075)       1,666
                                                        ---------    ---------

  Net periodic pension benefit                          $     (38)   $     (74)
                                                        ---------    ---------
                                                        ---------    ---------

  Discount rates                                            8.56%        6.82%
  Rates of increase in compensation levels                  4.00%        4.00%
  Expected long-term rate of return on assets               9.00%        9.00%

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


NOTE 12 -- LEASES:

LEASE RECEIVABLES
The Company leases instruments to customers under non-cancelable capital and operating lease contracts with terms ranging generally from 1 to 6 years. Scheduled future minimum lease payments are as follows:


                                                                 CAPITAL    OPERATING
YEAR ENDING DECEMBER 31:                                          LEASES     LEASES
- ------------------------                                         --------   ---------
  1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  9,577   $  2,349
  1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,116      1,855
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,881      1,521
  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,353      1,056
  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,592         99
  Thereafter . . . . . . . . . . . . . . . . . . . . . . . . .        186
                                                                 --------   --------


  Total minimum lease payments . . . . . . . . . . . . . . . .     26,705   $  6,880
                                                                            --------
                                                                            --------

  Allowance for uncollectible lease payments . . . . . . . . .       (396)
  Unearned income. . . . . . . . . . . . . . . . . . . . . . .     (4,096)
                                                                 --------
                                                                   22,213
  Current portion (see Note 3) . . . . . . . . . . . . . . . .     (7,034)
                                                                 --------

  Net investment in sales-type and direct financing leases . .   $ 15,179
                                                                 --------
                                                                 --------


Operating lease revenue totaled $2,838, $2,033 and $1,476 during 1993, 1994 and 1995, respectively.

LEASE COMMITMENTS
The Company leases buildings and equipment under non-cancelable operating leases with initial terms ranging from 2 to 10 years. Scheduled future minimum lease commitments as of December 31, 1995 are as follows:


YEAR ENDING DECEMBER 31:
- ------------------------
  1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,773
  1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,366
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        498
  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        210
  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85
  Thereafter . . . . . . . . . . . . . . . . . . . . . . . . .         14
                                                                 --------

                                                                 $  4,946
                                                                 --------
                                                                 --------

Rent expense was $3,845, $3,740 and $3,149 during 1993, 1994 and 1995, respectively.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
           (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


NOTE 13 -- RELATED PARTY ARRANGEMENTS AND COMMITMENTS:

In October 1991, IMED sold certain European assets to Pharmacia and entered into a marketing, distribution and development arrangement with Pharmacia (the "Pharmacia Transaction"), pursuant to which Pharmacia obtained the exclusive right to market and distribute IMED's infusion products in a territory that includes most of Europe. In August 1994, the Company, IMED and Pharmacia amended their distribution agreement. Under the terms of the Amended and Restated Distribution Agreement ("Amended Distribution Agreement"), Pharmacia retains the exclusive right (subject to certain exceptions) to distribute IMED's infusion products in the territory that includes most of Europe. Under the Amended Distribution Agreement, Pharmacia has the right not to distribute certain products currently under development by IMED. In the event of such an election, IMED has the right to sell such products directly or through others, and under certain circumstances, has the right to repurchase from Pharmacia the distribution rights to IMED products currently distributed by Pharmacia in the territory. In addition, Pharmacia has the right to terminate the Amended Distribution Agreement at any time on 12 months notice, in which event Pharmacia would be required to make a payment of $2.5 million to IMED and IMED would be required to make payments to Pharmacia based on net sales of products currently distributed by Pharmacia for the 4 years following termination.

During 1994, the Company sold its Irish manufacturing facility to Pharmacia for $4,089, from which the net proceeds were used to repay a portion of the GECC long-term debt. The Company entered into an agreement with Pharmacia for the purchase, at fixed prices, of minimum quantities of disposable administration sets ("Sets") and components used to assemble Sets through 1996. The Company is obligated to purchase approximately $1,200 from Pharmacia during 1996.

During 1994 and 1995, the Company issued the Notes to Decisions, a corporation affiliated with Jeffry M. Picower. Mr. Picower is an officer, director and significant stockholder of the Company. (See Note 6.)

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


NOTE 14 -- SEGMENT INFORMATION


                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                               1993           1994           1995
                                                                            ---------      ---------      ---------
Net sales to unaffiliated customers:
  United States. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 107,434      $  98,787      $ 102,389
  Foreign. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,983         12,894          9,721
                                                                            ---------      ---------      ---------
Net sales as reported in the accompanying statement
  of operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 119,417      $ 111,681      $ 112,110
                                                                            ---------      ---------      ---------
                                                                            ---------      ---------      ---------
Intergeographic sales:
  United States. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   5,014      $   7,668      $   6,973
  Foreign. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,948          6,565
                                                                            ---------      ---------      ---------

Total intergeographic sales. . . . . . . . . . . . . . . . . . . . . .      $  16,962      $  14,233       $  6,973
                                                                            ---------      ---------      ---------
                                                                            ---------      ---------      ---------

Income from operations:
  United States. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   3,149      $  12,438      $  14,875
  Foreign. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            676          1,584            929
                                                                            ---------      ---------      ---------
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,825         14,022         15,804
General corporate expenses . . . . . . . . . . . . . . . . . . . . . .         (3,294)        (1,431)        (1,086)
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,767          2,526          2,525
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,880)        (8,690)        (8,153)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,065          1,136            313
                                                                            ---------      ---------      ---------
Income (loss) before income taxes, minority interests, extra-
  ordinary item and cumulative change in accounting principle. . . . .      $  (5,517)     $   7,563      $   9,403
                                                                            ---------      ---------      ---------
                                                                            ---------      ---------      ---------

                                                                                                  DECEMBER 31,
                                                                                           ------------------------
                                                                                              1994           1995
                                                                                           ---------      ---------
Identifiable assets:
  United States. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 117,408      $ 119,392
  Foreign. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,875          7,103
                                                                                           ---------      ---------
                                                                                             124,283        126,495
General corporate assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,841         43,135
                                                                                           ---------      ---------
Total assets as reported in the accompanying balance sheet . . . . . . . . . . . . . .     $ 132,124      $ 169,630
                                                                                           ---------      ---------
                                                                                           ---------      ---------

NOTE 15 -- SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:

Foreign and state income taxes paid during 1993, 1994 and 1995 totaled $870, $1,433 and $1,726, respectively. Interest paid during 1993, 1994 and 1995 totaled $10,280, $7,745 and $6,097, respectively.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


The executive officers and directors of the Company and executive officers of IMED are as follows:


          NAME                AGE                    POSITION WITH COMPANY AND IMED
    ---------------------     ---          ---------------------------------------------------
    Jeffry M. Picower         53           Director, Chairman of the Board and Chief
                                             Executive Officer; Chairman of the Board -- IMED
    Joseph W. Kuhn            35           President, Chief Financial Officer, Treasurer and
                                             Secretary; President, Treasurer and Secretary --
                                             IMED
    Anthony Cerami            55           Director
    Norman M. Dean (1)(2)     75           Director
    Henry Green               53           Director
    Frederic Greenberg (1)    55           Director
    Richard B. Kelsky (2)     40           Director

- ---------------------------

(1)  Member of Audit Committee
(2)  Member of Compensation Committee

JEFFRY M. PICOWER -- Mr. Picower was a Director, Vice President and Assistant Treasurer of the Company from September 1988 to March 1989 and Vice Chairman from December 1988 to June 1989. Mr. Picower was re-elected as a Director and Co-chairman of the Board in March 1993 and became Chairman of the Board in May 1993. Mr. Picower has been Chief Executive Officer since September 7, 1993. He has, since 1984, been Chairman of the Board and Chief Executive Officer of Monroe Systems for Business, Inc. ("Monroe"), a world-wide office equipment, distribution and service organization. Mr. Picower has been a director of Physician Computer Network, Inc. ("PCN") since January 1994 and Chairman of the Board since June 1994. PCN, a corporation whose principal shareholder is Mr. Picower, operates a computer network linking its office-based physician members to health care organizations.

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

HENRY GREEN -- Mr. Green was President and Chief Operating Officer of the Company from September 1990 to March 1993 and has been a director of the Company since 1991. Mr. Green became an employee of PCN in March 1993. Mr. Green was elected President of PCN in May 1993 and Chief Executive Officer in June 1994. He was elected as a director of PCN in July 1993. From 1988 to September 1990, Mr. Green was Vice President of Johnson & Johnson International. Mr. Green holds a B.S. and an M.B.A. from Drexel University.

FREDERIC GREENBERG -- Mr. Greenberg was appointed to the Board of Directors of the Company on June 7, 1995. Mr. Greenberg is a partner with EGS Partners LLC, an asset management and merchant banking firm which Mr. Greenberg founded in 1989. From 1974 to 1989, Mr. Greenberg served as a pharmaceutical analyst with Goldman Sachs & Company, an investment banking firm, where he was instrumental in organizing healthcare symposiums and conferences for leading pharmaceutical companies and the investment community. He has participated in numerous merger, acquisition and valuation analyses of some of the leading healthcare organizations. Mr. Greenberg serves as an advisor to various healthcare companies and has been a director of PCN since July 1993.

RICHARD B. KELSKY -- Mr. Kelsky has been a Director of the Company since June 1989. Mr. Kelsky is a director of Monroe and from 1984 to 1996 was its Vice President and General Counsel and its Vice Chairman since 1996. Mr. Kelsky has been a director of PCN since January 1992.

Directors are elected for terms of one year and until their successors are duly elected and have qualified. There are no family relationships among the above directors.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation paid or accrued by the Company and IMED to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined for and as of the end of 1995) (the "Named Executive Officers") for the years ended December 31, 1993, 1994 and 1995:


                                                     SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                              -----------------------------------------      ------------------------
                                                                               OTHER                           ALL
                                                                              ANNUAL          SECURITIES      OTHER
                                                SALARY          BONUS      COMPENSATION       UNDERLYING  COMPENSATION
                                        YEAR      ($)            ($)           ($)(2)           OPTIONS       ($)(3)
                                        ----  ----------     ----------   --------------      ----------  ------------
JEFFRY M. PICOWER (1)                   1995          0              0         10,000              0              0
  Chairman of the Board and             1994          0              0         12,500              0              0
  Chief Executive Officer               1993          0              0          7,895              0              0

JOSEPH W. KUHN                          1995    175,000         60,000          9,250              0          2,053
  President, Chief Financial            1994    135,500         40,650          9,250              0          2,063
  Officer, Treasurer and Secretary;     1993    138,627              0        104,376              0          2,222
  President, Treasurer and
  Secretary -- IMED

- ---------------------------

(1) Mr. Picower does not receive an annual salary or bonus from the Company. "Other Annual Compensation" for Mr. Picower represents compensation earned as a director. See "Compensation of Directors."

(2) "Other Annual Compensation" includes annual compensation, other than salary or bonus, including perquisites and other personal benefits where such exceed the lesser of $50,000 or 10% of the Named Executives Officer's annual salary and bonus. In the amounts reported for 1994 and 1995, Mr. Kuhn received supplemental income for the use of a vehicle valued at $9,250. In the amounts reported for 1993, Mr. Kuhn received supplemental income of $67,750 and cancellation of a $35,543 loan in connection with his acceptance of employment as the Company's Chief Financial Officer and the use of a vehicle valued at $1,083.

(3) The respective amounts reported as "All Other Compensation" for Mr. Kuhn represents contributions made by the Company to the Company's 401(K) Plan on behalf of Mr. Kuhn to match pre-tax elective deferral contributions (included under salary) made by Mr. Kuhn to such plan.

EMPLOYMENT AGREEMENTS
Mr. Kuhn is employed by the Company and IMED as President pursuant to an employment agreement providing for a base salary of $225,000 ($175,000 during
1995). The agreement provides that, upon termination of his employment by the Company other than for cause, Mr. Kuhn will receive an amount, to be paid over a six-month period commencing with the date his employment terminates, equal to six months' salary, which amount will be reduced by any salary or compensation that Mr. Kuhn receives from any other sources during such six-month period. In addition, subject to certain conditions, the option to purchase shares of common stock previously granted to Mr. Kuhn will become fully vested when his
employment terminates.   From September 1993 through December 1994, Mr. Kuhn was
employed by the Company as Chief Financial Officer and by IMED as Executive Vice President pursuant to his employment agreement providing for a base salary of $135,500.

During 1994 and 1995, Mr. Kuhn received performance bonuses of $40,650 and $60,000, respectively, pursuant to his employment contract.

In connection with Mr. Kuhn's acceptance of employment as the Company's Chief Financial Officer on September 1, 1993, he received supplemental income of $67,750 and the cancellation of a $35,543 loan made by the Company to Mr. Kuhn in connection with his relocation to California in 1990.

STOCK-BASED BENEFIT PLANS
STOCK OPTION PLAN
The Option Plan in its third amended and restated form was approved by the Board of Directors and became effective on June 28, 1994. Under the Option Plan, incentive stock options ("ISOs"), as provided in Section 422 of the Internal Revenue Code, may be granted to key employees of the Company and its subsidiaries, and nonqualified stock options ("NQSOs") may be granted to key employees, directors (except directors eligible to participate in the Directors
Plan), and officers of the Company, its subsidiaries or affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of the Company's common stock that may be issued under the Option Plan is 1,700,200. The number of shares of common stock which remain available for issuance under the Option Plan is 1,638,680 of which 1,045,311 are subject to currently outstanding options. The number of shares of common stock available under the Option Plan will be reduced on a share for share basis in respect of each share issued other than under the Option Plan to persons eligible to participate in the Option Plan. In the event of a change in the capitalization of the Company which affects the common stock, the Committee may make proportionate adjustments to the number of shares of common stock for which options may be granted and the number and exercise price of shares of common stock subject to outstanding options. Options may not be granted under the Stock Option Plan after December 27, 1998.

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

In the event of a change of control, as defined in the Option Plan, unless otherwise determined by the Committee at the time of grant or by amendment (with the holder's consent) of such grant, all options not vested on or prior to the effective time of any such change of control shall immediately vest as of such effective time.

                              OPTION GRANTS IN 1995

                   NUMBER OF      PERCENT OF                                   POTENTIAL REALIZABLE VALUE
                  SECURITIES     TOTAL OPTIONS    EXERCISE                       AT ASSUMED ANNUAL RATE
                  UNDERLYING      GRANTED TO       OF BASE                      OF STOCK APPRECIATION FOR
                    OPTIONS        EMPLOYEES        PRICE       EXPIRATION           THE OPTION TERM
                    GRANTED         IN 1995       ($/SHARE)        DATE            5%($)         10%($)
                   ---------     -------------    ---------     ----------       ---------      ---------
Joseph W. Kuhn      125,000          11.2%         1.8125        1-5-2005         $142,188      $360,938

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1995
                    AND OPTION VALUES AS OF DECEMBER 31, 1995


                                                                                 VALUE OF UNEXERCISED
                      SHARES                    NUMBER OF SECURITIES                 IN-THE-MONEY
                     ACQUIRED    VALUE         UNDERLYING UNEXERCISED             OPTIONS AT 12/31/95
                        ON     REALIZED          OPTIONS AT 12/31/95                    ($) (1)
                     EXERCISE      $          EXERCISABLE  UNEXERCISABLE       EXERCISABLE  UNEXERCISABLE
                     --------  --------       -----------  -------------       -----------  -------------
Jeffry M. Picower        0         0               0             0                  0             0
Joseph W. Kuhn (2)       0         0               0          125,000               0          148,438

- ---------------------------
(1) Calculated based on the excess of the closing price of the Company's common stock on December 31, 1995 ($3.00) as reported in the American Stock Exchange Composite Transactions published in The Wall Street Journal over the option exercise price.

(2) On January 5, 1995, the Company cancelled the options to acquire 30,000 shares of common stock owned by Mr. Kuhn and granted Mr. Kuhn an option to acquire 125,000 shares of common stock ($1.8125 per share).

DIRECTORS PLAN
The Directors Plan in its second amended and restated form was approved by the Board of Directors and became effective on June 28, 1994. Directors who are eligible participants in the Directors Plan are not eligible to receive awards under the Option Plan. An aggregate of 250,000 shares of the Company's common stock may be issued under the Directors Plan. The number of shares of common stock which remained available for issuance under the Directors Plan was 240,000, of which 48,000 are subject to currently outstanding options. The number of shares of common stock available under the Directors Plan will be reduced on a share for share basis in respect of each share issued other than under the Directors Plan to persons eligible to participate in the Directors Plan. In the event of a change in the capitalization of the Company which affects the common stock, the committee which administers the Directors Plan (the "Plan Committee") may make proportionate adjustments to the number of shares of common stock for NQSOs which may be granted and to the number and exercise price of shares of common stock subject to outstanding NQSOs. NQSOs may not be granted under the Directors Plan after September 7, 2000.

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

In the event of a change of control, as defined in the Directors Plan, all NQSOs not vested on or prior to the effective time of any such change in control shall immediately vest as of such effective time.

COMPENSATION OF DIRECTORS
The Company's current policy is to compensate members of its Board of Directors who are not employees of the Company at the annual rate of $10,000 plus options to purchase 4,000 shares of the Company's common stock pursuant to the Directors Plan. See "Stock-Based Benefit Plans -- Directors Plan." Travel and accommodation expenses of directors incurred in connection with meetings are reimbursed by the Company.

In March 1993, the Company and Mr. Green entered into a consulting agreement with a three year term, expiring on March 15, 1996, and providing for the payment to Mr. Green of consulting fees in the amount of $100,000 annually. Effective March 16, 1996, Mr. Green will receive the $10,000 annual director's compensation and the option to purchase the Company's common stock pursuant to the Directors Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



The table below sets forth, as of March 21, 1996, information regarding the beneficial ownership of the Company's common stock by (i) all persons known by the Company to own beneficially more than 5% of its outstanding common stock,
(ii) each director of the Company, (iii) each of the Named Executive Officers who still hold an office with the Company and/or its subsidiaries, and (iv) all directors and officers of the Company as a group. Unless otherwise stated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.


                                                                   SHARES
                                                               BENEFICIALLY     PERCENTAGE
                                                                   OWNED       OF TOTAL (1)
                                                               ------------    ------------
Jeffry M. Picower. . . . . . . . . . . . . . . . . . . . . .   30,277,946(2)       71.2%
   South Ocean Blvd.
   Palm Beach, FL 33480
FMR Corporation. . . . . . . . . . . . . . . . . . . . . . .    1,592,115(3)        9.9
   Devonshire Street
   Boston, MA  02109
Anthony Cerami . . . . . . . . . . . . . . . . . . . . . . .       25,159(4)         *
Norman M. Dean . . . . . . . . . . . . . . . . . . . . . . .       16,000(4)         *
Henry Green. . . . . . . . . . . . . . . . . . . . . . . . .        5,000            *
Frederic Greenberg . . . . . . . . . . . . . . . . . . . . .       10,000
Richard B. Kelsky. . . . . . . . . . . . . . . . . . . . . .       94,100(4)         *
Joseph W. Kuhn . . . . . . . . . . . . . . . . . . . . . . .       25,000(4)         *
All directors and officers as a group (7 individuals). . . .   30,453,205(5)       71.5

- -----------------------------------------

*    Less than 1%

(1) Based on 16,135,125 shares of common stock outstanding, which does not include the shares of common stock issuable upon conversion of the Debentures or the exercise of the warrants or options or the conversion of Convertible Preferred Stock or the conversion of the Convertible Notes described below in footnotes (2) through (5). However, in computing the respective percentages of the common stock beneficially owned by the holders described in footnotes (2) and (4), the shares of common stock subject to the warrant, option or conversion privileges described therein were deemed outstanding.

(2) The total for Mr. Picower includes (i) 1,400,327 shares of common stock owned by Decisions, (ii) 357,100 shares of common stock owned by JA Special Partnership Limited (the "Partnership"), (iii) 295,350 shares of common stock issuable upon the conversion of an aggregate of 333,000 shares of Convertible Preferred Stock owned by Mr. Picower (166,674 shares), Decisions (30,317 shares) and the Partnership (136,009), (iv) 6,030,151 shares of common stock issuable upon conversion of the $6,000,000 Convertible Note owned by Decisions, (v) 10,534,846 shares of common stock issuable upon conversion of the $6,500,000 Convertible Note owned by Decisions and (vi) 9,523,809 shares of common stock issuable upon the conversion of the $25,000,000 Convertible Note owned by Decisions. The shares of Convertible Preferred Stock owned by Mr. Picower, Decisions and the Partnership, collectively, represent 100% of the issued and outstanding shares of Convertible Preferred Stock. Mr. Picower is the sole stockholder and sole director of Decisions and the sole general partner of the Partnership and, as such, shares or has the sole power to vote or direct the vote of and to dispose or direct the disposition of such shares of common stock and may be deemed to be the beneficial owner of such shares.

(3) The total for FMR Corp. includes 1,592,115 shares beneficially owned by Fidelity Management & Research Company, as a result of its acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. FMR Corp. has sole voting power with respect to zero shares and sole dispositive power with respect to 1,592,115 shares.

(4) The total includes currently exercisable options on 12,000 shares of Common Stock for each of Dr. Cerami and Messrs. Dean and Kelsky under the Directors Plan. In addition, Mr. Kuhn's total includes currently exercisable options on 25,000 shares of Common Stock, under the Option Plan.


(5) The total includes currently exercisable options on 36,000 shares under the Directors Plan and 25,000 under the Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 19, 1995, Decisions tendered $441,000, in principal amount, of Debentures held by it pursuant to the Exchange Offer as defined in "Security Ownership of Certain Beneficial Owners and Management."

On December 4, 1995, the Company issued the $25,000,000 Note to Decisions, the proceeds of which can be used (i) for the payment of principal and interest on this note or the $6,000,000 and $6,500,000 Notes, (ii) to acquire or assist the Company to acquire any business or line of business, (iii) to invest in or acquire any securities (or right to acquire any securities) of IMED, any other affiliate of the Company or any other entity (other than the Company), or (iv) to pay any and all costs and expenses incurred in connection with the foregoing activities. The $25,000,000 Note bears interest at 7%, and all accrued and unpaid interest shall be due and payable in arrears on October 11, 1996, and thereafter on June 30 and December 31 of each calendar year. The $25,000,000
Note is payable on January 4, 2001 and ranks pari passu with the $6,000,000 and $6,500,000 Notes. The $25,000,000 Note is convertible, at the option of the holder, into up to 9,523,809 shares of Common Stock at a conversion price of $2.625 per share (subject to antidilution protection).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.

     1.   FINANCIAL STATEMENTS:

          The following financial statements of Advanced Medical, Inc. and its subsidiaries are included in Part II, Item 8 of this report, on the following pages:
                                                                         Page
                                                                         ----

      Report of Independent Accountants. . . . . . . . . . . . . . .      26
      Consolidated balance sheets at December 31, 1994 and 1995. . . 27 Consolidated statements of operations for the years ended
        December 31, 1993, 1994 and 1995 . . . . . . . . . . . . . .      28
      Consolidated statements of cash flows for the years ended
       December 31, 1993, 1994 and 1995. . . . . . . . . . . . . . .      29
      Consolidated statements of stockholders' equity (deficit) for
       the period from December 31, 1992 to December 31, 1995. . . .      30
      Notes to consolidated financial statements . . . . . . . . . .      31

   2. FINANCIAL STATEMENT SCHEDULES:

      Schedule III -- Condensed Financial Information of Advanced Medical, Inc. as of December 31, 1994 and 1995 and for the three years ended December 31, 1995.
      Schedule VIII -- Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 1995.

      All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.

   3. EXHIBITS:

 EXHIBIT
   NO.
 -------

  2.1    --    Asset Sale Agreement dated October 28, 1991 by and among IMED
               Limited, IMED France S.N.C., IMED Medizintechnik GmbH, Kabi
               Pharmacia Limited, Pharmacia France S.A., Kabi Pharmacia GmbH,
               Kabi Pharmacia AB and IMED. (Incorporated by reference to Exhibit
               2-10 to the Company's report on Form 10-Q for the quarter ended
               September 30, 1991 [the "September 30, 1991 10-Q"].)
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
               Certificate of Incorporation of the Company, as amended.
               (Incorporated by reference to Exhibit 3.1(a) to the Prospectus/Joint Proxy Statement, dated March 3, 1989, of Fidata
               Corporation, Advanced Medical, Inc. and Controlled Therapeutics
               Corporation included and forming part of the Registration
               Statement on Form S-4 of Advanced Medical [the "Prospectus/Joint
               Proxy Statement"].)

 EXHIBIT
   NO.
 -------

  3.2    --    By-Laws of the Company, as amended.  (Incorporated by reference to Exhibit 3.1(b) to the Prospectus/Joint Proxy Statement.)
  3.3      --  Amendments to Articles First and Fourth of the Restated
               Certificate of Incorporation of the Company. (Incorporated by
               reference to Exhibits A and B to the Company's Proxy Statement,
               dated August 15, 1990, for its Special Meeting of Stockholders
               held on September 7, 1990) [the "September 1990 Proxy
               Statement"].)
  3.4    --    Amendment to Article Fourth of the Restated Certificate of
               Incorporation of the Company.  (Incorporated by reference to
               Annex III to the Company's Proxy Statement, dated July 25, 1994, for its Special Meeting of Stockholders held on August 11, 1994.)
  4.1    --    Form of Certificate of Voting Powers, Designation, Rights,
               Preferences and Restrictions of 10% Cumulative Preferred Stock.
               (Incorporated by reference to Appendix A to Prospectus/Joint
               Proxy Statement.)
  4.2    --    Loan Agreement, dated as of April 2, 1990, by and among IMED, as borrower, and General Electric Capital Corporation ("GECC"), as
               agent and lender. (Incorporated by reference to Exhibit 10(a) to the April 17, 1990 8-K.)
  4.3    --    Form of Certificates of Voting Powers, Designation, Rights,
               Preferences and Restrictions of Convertible Preferred Stock.
               (Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1990 [the "1990 10-K"].)
  4.4    --    Registration Rights Agreement, dated as of March 26, 1991, by and among the Company, Mr. Picower, Decisions and JA Special Limited
               Partnership, regarding the Convertible Preferred Stock.
               (Incorporated by reference to Exhibit 10.10(a) to the 1990 10-K.)
  4.5    --    Common Stock Purchase Warrant, dated July 29, 1991, for 25,000 shares of Common Stock of the Company issued by the Company and registered in the name of MMV II. (Incorporated by reference to
               Exhibit 19-3(a) to the Company's report on Form 10-Q for the quarter ended June 30, 1991 [the "June 30, 1991 10-Q"].)
  4.6    --    Registration Rights Agreement, dated July 29, 1991, by and between MMV II and the Company.  (Incorporated by reference to
               Exhibit 19-3(b) to the June 30, 1991 10-Q.)
  4.7    --    Indenture to U.S. Trust Company California, N.A., Trustee, dated
               January 30, 1992. (Incorporated by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1991 [the "1991 10-K"].)
  4.8    --    Letter Agreement, dated as of December 27, 1993, by and between
               Mr. Picower and the Company (Incorporated by reference to Exhibit
               1 to the Company's report on Form 8-K dated January 12, 1994
               ["January 12, 1994 8-K"].)
  4.9    --    Promissory Note dated January 4, 1994 issued to Decisions.
               (Incorporated by reference to Exhibit 4.33 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1993
               [the "1993 10-K"].)
  4.10   --    Promissory Note, dated August 12, 1994, issued to Decisions.
               (Incorporated by reference to Exhibit 99.3 to the June 30, 1994
               10-Q.)
  4.11   --    Modification Agreement dated February 3, 1995, by and between the
               Company and Decisions Incorporated.  (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for
               the year ended December 31, 1994 [the "1994 10-K].)
  4.12   --    Exchange Agreement dated February 3, 1995, by and among the
               Company and Fidelity Convertible Securities Fund and Fidelity
               Select Healthcare Fund.  (Incorporated by reference to the
               Company's 1994 10-K.)
  4.13     --  Promissory Note, dated October 12, 1995, issued to Decisions.
               (Incorporated by reference to Exhibit 2 to the December 5, 1995
               8-K.)
  4.14   --    Indenture to United States Trust Company of New York dated as of
               June 1, 1995 (Incorporated by reference to Exhibit 4.11 to the
               Company's September 1995 10-Q.)

 EXHIBIT
   NO.
 -------

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
               of GECC. (Incorporated by reference to Exhibit 10-16 to the March
               31, 1990 10-Q.)
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

 EXHIBIT
   NO.
 -------
  10.18  --    Confidential Settlement Agreement and Mutual General Release of
               all Claims, dated May 11, 1993 by and among Richard L. Grounsell,
               IMED Corporation, Warner-Lambert Company, Donald O'Neill, John
               Sifers, Michael Scharing, Dan Kelly and Bud Humphrey.
               (Incorporated by reference to Exhibit 19.1 to the Company's
               Report on Form 10-Q for the quarter ended March 31, 1993.)
  10.19  --    Employment Agreement, dated as of August 31, 1993, by and among the Company, IMED and Joseph W. Kuhn.  (Incorporated by reference to Exhibit 10.23 to the Company's 1993 10-K.)
  10.20  --    Agreement, dated August 26, 1993, by and among the Company, AM
               General, AM Limited, Dean Kamen, Deka Products, Deka Research &
               Development Corp., IMED and AMD regarding modification of
               existing relationships.  (Incorporated by reference to Exhibit
               10.24 to the Company's 1993 10-K.)
  10.21  --    Amended and Restated Distribution Agreement dated as of August
               12, 1994 by and among Pharmacia AB, IMED Corporation and the
               Company.  (Incorporated by reference to Exhibit 10.25 to the
               Company's Form 10-Q for the quarter ended September 30, 1994 [the
               "September 30, 1994 10-Q"].)*
  10.22  --    Final Agreement dated as of August 12, 1994 by and among the
               Company, AM General Development Corp., AM Development Limited,
               Kamen, Deka Research & Development Corp. and IMED Corporation.
               (Incorporated by reference to Exhibit 10.26 to the Company's
               September 30, 1994 10-Q.)*
  10.23  --    Letter Agreement, dated as of June 29, 1994, by and between Mr.
               Picower and the Company.  (Incorporated by reference to Exhibit
               99.1 to the Company's report on Form 10-Q for the quarter ended
               June 30, 1994 [the "June 30, 1994 10-Q"].)
  10.24  --    Amended and Restated Loan Agreement, dated August 12, 1994, by and between IMED and GECC.  (Incorporated by reference to Exhibit
               99.2 to the June 30, 1994 10-Q.)
  10.25  --    Letter Agreement, dated July 8, 1994, by and among the Company,
               MMV I and MMV II.  (Incorporated by reference to Exhibit 99.4 to the June 30, 1994 10-Q.)
  10.26  --    Development and Exclusive Distribution Agreement, dated May 8,
               1995, by and between Debiotech SA and IMED Corporation
               (Incorporated by reference to Exhibit 10.7 of the Company's
               September 1995 10-Q, Amendment No. 2 10-QA dated January 31,
               1996.)*
   11.1  --    Computation of Net (Loss) Income per share for the three years ended December 31, 1995.
   21.1  --    List of Subsidiaries of the Company.
   23.1  --    Consent of Price Waterhouse LLP.

* The Company has been granted confidential treatment with respect to certain portions of this exhibit under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

- ------------------------------

(b)  Report on Form 8-K.

     A Report on Form 8K was filed on December 5, 1995. The $25 million promissory note dated October 12, 1995, between the Company and Decisions was reported.

                                   SIGNATURES
- --------------------------------------------------------------------------------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL, INC.


By:       /s/ JEFFRY M. PICOWER
          ---------------------
              Jeffry M. Picower
            CHAIRMAN OF THE BOARD,
     CHIEF EXECUTIVE OFFICER AND DIRECTOR


Date:       March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                    DATE
- ----                     -----                                    ----

/s/ JEFFRY M. PICOWER    Chairman of the Board,                   March 29, 1996
- ----------------------   Chief Executive Officer and Director
Jeffry M. Picower        (Principal Executive Officer)


/s/ JOSEPH W. KUHN       President, Treasurer and                 March 29, 1996
- ----------------------   Secretary (Principal Accounting and
Joseph W. Kuhn           Financial Officer)


/s/ ANTHONY CERAMI       Director                                 March 29, 1996
- ----------------------
Anthony Cerami


/s/ NORMAN M. DEAN       Director                                 March 29, 1996
- ----------------------
Norman M. Dean


/s/ HENRY GREEN          Director                                 March 29, 1996
- ----------------------
Henry Green


/s/ FREDERIC GREENBERG   Director                                 March 29, 1996
- ----------------------
Frederic Greenberg


/s/ RICHARD B. KELSKY    Director                                 March 29, 1996
- ---------------------
Richard B. Kelsky

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
    SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                            CONDENSED BALANCE SHEETS
- --------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)



                                                               ASSETS
                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                          1994                1995
                                                                        --------            --------

Current assets:
  Cash and cash equivalents                                             $    199            $  1,391
  Securities available for sale                                            2,883               6,975
  Receivables, prepaid expenses and other current assets                     937                 993
                                                                        --------            --------

     Total current assets                                                  4,019               9,359

Restricted cash                                                                               25,000
Investments in and net advances from subsidiaries                         63,738              75,532
Other investments, at cost                                                   235                 174
Intangible assets, net of accumulated amortization                         4,458               3,409
Other assets                                                               6,250               4,387
                                                                        --------            --------

                                                                        $ 78,700            $117,861
                                                                        --------            --------
                                                                        --------            --------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                          $     10
  Accrued expenses and other current liabilities                        $  2,561               3,556
                                                                        --------            --------

  Total current liabilities                                                2,561               3,566
                                                                        --------            --------

Long-term debt                                                            72,500              75,576
                                                                        --------            --------

Contingent liabilities and commitments  (Note 7)

Mandatorily redeemable equity securities                                   6,567               7,217
                                                                        --------            --------

Preferred stock, common stock and stockholders' equity (deficit):
  Common stock                                                               142                 162
  Capital in excess of par value                                          58,703              62,965
  Accumulated deficit                                                    (61,922)            (34,468)
  Treasury stock                                                            (734)               (734)
  Unrealized holding gain from securities available for sale, net of tax     883               3,577
                                                                        --------            --------

                                                                          (2,928)             31,502
                                                                        --------            --------

                                                                        $ 78,700            $117,861
                                                                        --------            --------
                                                                        --------            --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
    SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                    1993           1994           1995
                                                                                  --------       --------       --------
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . . .  $  3,496       $  2,616       $  2,209
Restructuring charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       910
                                                                                  --------       --------       --------

  Total operating expenses and loss from operations. . . . . . . . . . . . . . .     4,406          2,616          2,209
                                                                                  --------       --------       --------

Other income (expenses):
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        68             15            108
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,564)        (5,787)        (6,044)
  Equity in earnings of unconsolidated subsidiaries
    (excluding extraordinary item and cumulative effect
    of change in accounting principle) . . . . . . . . . . . . . . . . . . . . .     1,700         12,554         19,766
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,514          1,511            656
                                                                                  --------       --------       --------

                                                                                     1,718          8,293         14,486
                                                                                  --------       --------       --------


Income (loss) before income taxes, extraordinary item and
  cumulative effect of change in accounting principle. . . . . . . . . . . . . .    (2,688)         5,677         12,277
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .  --------       --------       --------

Income (loss) before extraordinary item and cumulative effect
  of change in accounting principle. . . . . . . . . . . . . . . . . . . . . . .    (2,688)         5,677         12,277
Extraordinary item:
  Gain on early retirement of debt . . . . . . . . . . . . . . . . . . . . . . .                                  15,177
Cumulative effect on prior years of accounting change
  for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,985
                                                                                  --------       --------       --------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,297          5,677         27,454
Accumulated deficit at beginning of year . . . . . . . . . . . . . . . . . . . .   (68,896)       (67,599)       (61,922)
                                                                                  --------       --------       --------

Accumulated deficit at end of year . . . . . . . . . . . . . . . . . . . . . . .$  (67,599)    $  (61,922)    $  (34,468)
                                                                                  --------       --------       --------
                                                                                  --------       --------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
    SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                    1993           1994           1995
                                                                                  --------       --------       --------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . .  $(10,469)      $ (7,143)      $ (6,743)
                                                                                  --------       --------       --------
Cash flows from investing activities:
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,196)
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       200
  Dividends on IMED redeemable preferred stock . . . . . . . . . . . . . . . . .                    2,273          6,680
  Proceeds from sale of IMED redeemable preferred stock. . . . . . . . . . . . .                                     884
  Net increase in restricted cash. . . . . . . . . . . . . . . . . . . . . . . .                                 (25,000)
  Proceeds from sale of investments. . . . . . . . . . . . . . . . . . . . . . .    20,027          3,768            859
                                                                                  --------       --------       --------
Net cash (used in) provided by investing activities. . . . . . . . . . . . . . .    18,031          6,041        (16,577)
                                                                                  --------       --------       --------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt . . . . . . . . . . . . . . . . .       300         12,500         25,000
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (544)
  Principal payments under long-term debt. . . . . . . . . . . . . . . . . . . .    (1,423)        (9,300)
  Intercompany borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,746)        (1,978)
  Offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                    (488)
  Redemption/purchase of preferred stock . . . . . . . . . . . . . . . . . . . .    (3,816)          (686)
                                                                                  --------       --------       --------
Net cash provided by (used in) financing activities. . . . . . . . . . . . . . .    (8,229)           536         24 512
                                                                                  --------       --------       --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .      (667)          (566)         1,192
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . .     1,432            765            199
                                                                                  --------       --------       --------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . .  $    765       $    199       $  1,391
                                                                                  --------       --------       --------
                                                                                  --------       --------       --------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
     STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
    SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)


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

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform to the classifications used in 1995.

NOTE 2 -- SECURITIES AVAILABLE FOR SALE:

The market value at December 31, 1995 is based on the quoted market price and is considered to represent fair value as determined under SFAS 115. The fair value may not represent actual value of the Alteon common stock that could have been realized as of December 31, 1995 or that will be realized in the future.

See Note 5 to the Consolidated Financial Statements.


NOTE 3 -- INVESTMENTS IN AND NET ADVANCES FROM SUBSIDIARIES:

Advanced Medical accounts for its investments in subsidiaries using the equity method. Under the equity method, investments are carried at cost, adjusted for Advanced Medical's proportionate share of their undistributed earnings or losses. Investments in preferred stock are stated at cost.

Investments in and net advances to/(from) subsidiaries comprise the following:

                                                               DECEMBER 31,
                                                        ------------------------
                                                           1994           1995
                                                        ---------      ---------
IMED redeemable preferred stock. . . . . . . . . . . .  $  13,000      $  12,116
IMED common ownership interest and advances. . . . . .     50,483         62,181
Other subsidiaries . . . . . . . . . . . . . . . . . .        255          1,235
                                                        ---------      ---------
                                                        $  63,738      $  75,532
                                                        ---------      ---------
                                                        ---------      ---------

The IMED preferred stock held by Advanced Medical is entitled to receive 12% cumulative dividends on its stated value and is redeemable at Advanced Medical's option, after January 1, 2000, plus all accrued and unpaid dividends. As allowable under the Amended Loan Agreement, IMED made payments to Advanced Medical in the amount of $2,273 and $7,564 during 1994 and 1995, respectively. Of the amount paid in 1995, $884 was for the redemption of the preferred stock.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
    SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)


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

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
         SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)


                                                            ADDITIONS       ADDITIONS
                                             BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE AT
                                             BEGINNING OF    COSTS AND        OTHER                          END OF
                                               PERIOD       EXPENSES         ACCOUNTS     DEDUCTIONS(1)      PERIOD
                                            ----------     ----------     -----------    -------------   ------------
Deducted from receivables...............
Allowance for doubtful accounts:
    Year ended December 31, 1993........        $  945                                       $(141)          $  804
    Year ended December 31, 1994........           804     $  100                              (49)             855
    Year ended December 31, 1995........           855        100                              (80)             875

- --------------------------------



(1) Represents accounts written-off as uncollectible, net of collections on accounts previously written-off.

                                  EXHIBIT INDEX

EXHIBIT                                                                     PAGE
  NO.                                                                        NO.
- -------                                                                     ----

11.1 -- Computation of Net (Loss) Income per share for the three years ended December 31, 1995.
21.1  --  List of Subsidiaries of the Company.
23.1  --  Consent of Price Waterhouse LLP.