Form 10-Q
period 1996-03-31
ADVANCED MEDICAL INC
filed 1996-05-15
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


          (MARK ONE)
          [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

          For the quarterly period ended MARCH 31, 1996 or

          [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

          For the transition period from ___________ to ___________


Commission File Number:        33-26398


                             ADVANCED MEDICAL, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                  13-3492624
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

  9775 Businesspark Avenue, San Diego, CA                 92131
  (Address of principal executive offices)              (Zip Code)

                                (619) 566-0426
             (Registrant's telephone number, including area code)

                                Not applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ---      ----

On May 8, 1996, 16,135,125 shares of Registrant's Common Stock were outstanding.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

                                     INDEX


PART I.  FINANCIAL INFORMATION

  Item 1 - Financial Statements:
                                                                       PAGE
                                                                       ----
    Condensed consolidated balance sheets at
    December 31, 1995 and March 31, 1996. . . . . . . . . . . . .        3

    Condensed consolidated statements of operations for the
    three months ended March 31, 1995 and 1996. . . . . . . . . .        4

    Condensed consolidated statements of cash flows for the
    three months ended March 31, 1995 and 1996. . . . . . . . . .        5

    Condensed consolidated statement of changes in
    stockholders' equity for the period from
    December 31, 1995 to March 31, 1996 . . . . . . . . . . . . .        6

    Notes to the condensed consolidated financial statements. . .        7


  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . .. . . . . . .        9



PART II. OTHER INFORMATION


  Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . .         13

  Item 2 - Changes in Securities. . . . . . . . . . . . . . . .   Not applicable

  Item 3 - Defaults Upon Senior Securities. . . . . . . . . . .         13

  Item 4 - Submission of Matters to a Vote of Security - Holders  Not applicable

  Item 5 - Other Information. . . . . . . . . . . . . . . . . .   Not applicable

  Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . .         14



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  FORM 10 - Q
                                PART 1 - ITEM 1
                             FINANCIAL INFORMATION

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------

                                 ASSETS                     DECEMBER 31,       MARCH 31,
                                                                1995              1996
                                                           -------------       ----------
                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . .          $  1,862           $  1,763
  Restricted cash and investment securities . . . .             2,218              2,237
  Securities available for sale . . . . . . . . . .             6,975              4,434
  Receivables, net. . . . . . . . . . . . . . . . .            27,023             24,062
  Inventories . . . . . . . . . . . . . . . . . . .            15,829             17,635
  Prepaid expenses and other current assets . . . .             3,651              4,118
                                                             --------            -------
    Total current assets. . . . . . . . . . . . . .            57,558             54,249

Restricted cash . . . . . . . . . . . . . . . . . .            25,000             25,000
Net investment in sales-type
   and direct financing leases. . . . . . . . . . .            15,179             14,067
Property, plant and equipment, net. . . . . . . . .            12,653             12,692
Other non-current assets. . . . . . . . . . . . . .            11,834             11,064
Intangible assets, net. . . . . . . . . . . . . . .            47,406             48,068
                                                             --------          ---------
                                                             $169,630          165,140
                                                             ========          =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt . . . . . . . .          $    322           $    149
  Accounts payable. . . . . . . . . . . . . . . . .             7,881              8,526
  Accrued expenses and other current liabilities. .            17,417             14,639
                                                             --------            -------
    Total current liabilities . . . . . . . . . . .            25,620             23,314
                                                             --------            -------
Long-term debt. . . . . . . . . . . . . . . . . . .            86,789             86,408
Other non-current liabilities . . . . . . . . . . .             6,972              6,804
                                                             --------            -------
                                                               93,761             93,212
                                                             --------            -------
Minority interests in consolidated subsidiaries . .            11,500             11,500
                                                             --------            -------
Contingent liabilities (Note 4)

Mandatorily redeemable equity securities. . . . . .             7,217              7,379
                                                             --------            -------
Non-redeemable preferred stock, common stock
and other stockholders' equity:
  Preferred stock, authorized 6,000 and 3,000 shares
    at $.001 and $.01 par value, respectively; issued
    and outstanding -- none
  Common stock, authorized 75,000 shares at $.01 par
    value; issued and outstanding  -- 16,214 shares
    and 16,218 shares at December 31, 1995 and
    March 31, 1996, respectively . . . . . . . . .                162                162
  Capital in excess of par value. . . . . . . . . .            62,965             62,811
  Accumulated deficit . . . . . . . . . . . . . . .           (34,468)           (33,609)
  Treasury stock. . . . . . . . . . . . . . . . . .              (734)              (734)
  Unrealized holding gains from securities
   available for sale, net of tax. . . . . . . . . .            3,577              1,036
  Other equity . . . . . . . . . . . . . . . . . . .               30                 69
                                                             --------            -------
    Total non-redeemable preferred stock,
      common stock and other stockholders' equity . .          31,532             29,735
                                                             --------            -------
                                                             $169,630           $165,140
                                                             ========            ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADVANCED MEDICAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1995           1996
                                                        --------        -------
Sales . . . . . . . . . . . . . . . . . . . . . .        $28,590        $25,765
Cost of sales . . . . . . . . . . . . . . . . . .         17,031         13,895
                                                         -------        -------
  Gross margin. . . . . . . . . . . . . . . . . .         11,559         11,870
                                                         -------        -------
License fees revenue. . . . . . . . . . . . . . .            110            110
                                                         -------        -------
Selling expenses. . . . . . . . . . . . . . . . .          4,220          4,207
General and administrative expenses . . . . . . .          2,873          2,966
Research and development expenses . . . . . . . .          2,086          1,812
                                                         -------        -------
  Total operating expenses. . . . . . . . . . . .          9,179          8,985
                                                         -------        -------
  Income from operations. . . . . . . . . . . . .          2,490          2,995
                                                         -------        -------
Other income (expenses):
  Interest income . . . . . . . . . . . . . . . .            563            957
  Interest expense. . . . . . . . . . . . . . . .         (1,742)        (2,215)
  Other, net. . . . . . . . . . . . . . . . . . .           (159)             2
                                                         -------        -------
                                                          (1,338)        (1,256)
                                                         -------        -------
Income before income taxes and extraordinary item          1,152          1,739
Provision for income taxes. . . . . . . . . . . .            129            880
                                                         -------        -------
Income before extraordinary item. . . . . . . . .          1,023            859

Extraordinary item - gain on early retirement
  of debt, net of taxes. . . . . . . . . . . . . .         8,807
                                                         -------        -------
Net income. . . . . . . . . . . . . . . . . . . .          9,830            859
Dividends on mandatorily redeemable
   preferred stock. . . . . . . . . . . . . . . .            163            162
                                                         -------        -------
  Net income applicable to common stock . . . . .        $ 9,667        $   697
                                                         =======        =======
Income per common share assuming no dilution:
  Income before extraordinary item. . . . . . . .        $   .06        $   .04
  Extraordinary item. . . . . . . . . . . . . . .            .63
                                                         -------        -------
  Net income per common share assuming
     no dilution . . . . . . . . . . . . . . . .         $   .69        $   .04
                                                         =======        =======
Income per common share assuming full dilution:
  Income before extraordinary item. . . . . . . .        $   .03        $   .03
  Extraordinary item. . . . . . . . . . . . . . .            .29
                                                         -------        -------
  Net income per common share assuming
    full dilution . . . . . . . . . . . . . . . .        $   .32        $   .03
                                                         =======        =======
Weighted average common shares outstanding
  assuming no dilution . . . . . . . . . . . . . .        14,084         16,461
                                                         =======         ======
Weighted average common shares outstanding
   assuming full dilution . . . . . . . . . . . . .       30,568         42,550
                                                          ======         ======

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------
                                                            1995              1996
                                                          ---------        ----------
Net cash provided by operating activities . . . . .        $ 3,028           $ 3,162
                                                           -------           -------
Cash flows from investing activities:
  Net increase in restricted cash and investments .                              (19)
  Capital expenditures. . . . . . . . . . . . . . .           (944)           (1,205)
  Payment for product distribution rights . . . . .                           (1,503)
  Proceeds from disposal of property. . . . . . . .                               11
                                                           -------           -------
Net cash used in investing activities . . . . . . .           (944)           (2,716)
                                                           -------           -------
Cash flows from financing activities:
  Net repayments under credit facilities. . . . . .         (2,688)             (232)
  Principal payments on long-term debt. . . . . . .           (296)             (322)
  Other . . . . . . . . . . . . . . . . . . . . . .                                8
                                                           -------           -------
Net cash used in financing activities . . . . . . .         (2,984)             (546)
                                                           -------           -------
Effect of exchange rate changes on cash . . . . . .              7                 1
                                                           -------           -------
Net decrease in cash and cash equivalents . . . . .           (893)              (99)
Cash and cash equivalents at beginning of period. .          1,340             1,862
                                                           -------           -------
Cash and cash equivalents at end of period. . . . .       $    447           $ 1,763
                                                          ========           =======


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  ADVANCED MEDICAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                   STOCKHOLDERS' EQUITY (UNAUDITED)
                (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)

- -------------------------------------------------------------------------------

                                                                                       UNREALIZED
                                                                                         HOLDING
                                                                                          GAINS
                                                                                          FROM
                                 COMMON STOCK   CAPITAL IN             TREASURY STOCK  SECURITIES
                              ----------------  EXCESS OF ACCUMULATED  --------------   AVAILABLE  OTHER
                               SHARES   AMOUNT  PAR VALUE   DEFICIT    SHARES  AMOUNT   FOR SALE   EQUITY   TOTAL
                               ------   ------  ---------  ----------  ------  ------   --------   ------   -------
Balance at
December 31, 1995              16,214   $  162   $62,965    $(34,468)      83   $734)    $3,577     $30     $31,532

Issuance of common stock            4                  8                                                          8

Dividends on mandatorily
redeemable preferred stock                          (162)                                                      (162)

Unrealized holding loss from
securities available for sale                                                            (2,541)             (2,541)

Other equity transactions
                                                                                                     39          39

Net income for the period                                        859                                            859
                               ------   ------  ---------  ----------  ------  ------    --------  ------     ------

Balance at
March 31, 1996                 16,218   $  162   $62,811    $(33,609)      83   $(734)   $1,036    $69      $29,735
                               ======   ======   =======    ========     ====   =====    ======   =====     =======

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1996.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET INCOME PER COMMON SHARE:

Net income per common share assuming no dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Net income per common share assuming full dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period plus the shares that would be outstanding assuming conversion of the $6,000 secured promissory note ("$6,000 Note") issued to Decisions Incorporated, a corporation affiliated with Jeffry M. Picower, Chairman and CEO of the Company ("Decisions"), during January 1994, conversion of the $6,500 secured promissory note ("$6,500 Note") issued to Decisions during August 1994, and conversion of the $25,000 secured promissory note ("$25,000 Note") (collectively, "the Notes") issued to Decisions during December 1995. Assuming conversion of the Notes, interest expense (net of taxes) on the convertible debt has been added to the net income applicable to common stock in the amount of $149 and $412 for the three months ended March 31, 1995 and 1996, respectively. Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 2 -- INVENTORIES

Inventories comprise the following:

                                      DECEMBER 31,        MARCH 31,
                                         1995               1996
                                      ------------        ----------
  Raw materials. . . . . . . . . . .    $ 6,946             $ 6,979
  Work-in-process. . . . . . . . . .      1,686               2,684
  Finished goods . . . . . . . . . .      7,197               7,972
                                        --------           --------
                                        $15,829             $17,635
                                        ========           ========

NOTE 3 -- INTANGIBLE ASSETS

Pursuant to the exclusive distribution agreement with Debiotech SA ("Debiotech") ("the Agreement"), IMED paid Debiotech $1.5 million during the three months ended March 31, 1996 upon the attainment of certain milestones. The additional payment has been classified as an intangible asset with previous payments made under the Agreement, and is being amortized on a straight-line basis over the 15-year term of the Agreement.

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

NOTE 5 -- MANDATORILY REDEEMABLE EQUITY SECURITIES

As of March 31, 1996, dividends in arrears on the $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and the $.01 par value mandatorily redeemable convertible preferred stock ("Convertible Preferred Stock") were approximately $990 and $959, respectively. Additionally, the Company did not declare the March 28, 1994 redemption of its 10% Preferred Stock (redemption price of approximately $3,300).

On March 19, 1996, the Company entered into a memorandum of understanding with respect to the settlement of an action based on the Company's failure to redeem its outstanding shares of 10% Preferred Stock. Pursuant to the memorandum of understanding, the Company agreed to (i) redeem its outstanding 10% Preferred Stock, plus accrued and unpaid dividends less amounts (not to exceed $1.50 per share), if any, awarded by the court as fees to counsel for the plaintiffs and (ii) the payment of up to $500 in attorney's fees. The settlement is subject to negotiation of a definitive agreement and approval of the court.

NOTE 6 -- SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Income taxes paid during the three months ended March 31, 1995 and 1996 totaled $909 and $2,402, respectively. Interest paid during the three months ended March 31, 1995 and 1996 totaled $2,857 and $2,559, respectively. Depreciation and amortization expense for the three months ended March 31, 1995 and 1996 totaled $1,795 and $2,042, respectively.

                               PART I -- ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------


OVERVIEW:

Advanced Medical is a holding company for IMED, Fidata Corporation ("Fidata") and several investments. It also identifies and evaluates potential acquisitions and investments and performs various corporate functions. As a holding company, Advanced Medical currently has no revenues to fund its operating and interest expenses and relies on cash generated by cash flow from IMED, external borrowings, sale of investments and other external sources of funds to meet its obligations.

For purposes of this discussion and analysis, the three months ended March 31, 1995 and 1996 are referred to as 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Management currently believes that sufficient cash will be available through IMED, based upon current operations, to satisfy debt service and other corporate expenses of Advanced Medical in the foreseeable future. In particular, the loan agreement between IMED and General Electric Capital Corporation ("GECC") ("Amended Loan Agreement") permits IMED to transfer to Advanced Medical up to $9.25 million annually to fund Advanced Medical's cash requirements for operating and interest expenses.

In 1996, IMED's cash flow from operations was $5.8 million which was used for
(i) repayments of $.2 million under the revolving credit facility, (ii) advances of $2.8 million to Advanced Medical, as permitted under the Amended Loan Agreement, (iii) payments of $1.5 million for the Debiotech Agreement, and (iv) capital expenditures of $1.2 million. In addition to IMED's cash flow from operations, IMED has readily available financial resources under a $35.0 million revolving credit facility. As of March 31, 1996, IMED had $22.9 million available for use under its revolving credit facility. IMED relies on cash generated from operations, together with funds available from the revolving credit facility, to fund its working capital requirements, interest on the GECC credit facility, capital expenditures and transfers to Advanced Medical.

In addition to financial resources available to IMED from operations and the revolving credit facility, management considers it important for Advanced Medical to maintain financial resources to take advantage of growth and investment opportunities. Accordingly, in December 1995, the Company borrowed $25.0 million from Decisions Incorporated ("Decisions") (the "$25.0 Million Note"). At March 31, 1996, the proceeds from the $25.0 Million Note remain available to satisfy growth and investment opportunities, with some restrictions, and are classified as restricted cash (non-current) in the condensed consolidated balance sheet.

The Company considers its investment in the common stock of Alteon, Inc. ("Alteon") to be a significant source of capital and liquidity. Under the loan agreements, the Alteon common stock holdings and the proceeds from any sales are pledged as security and are restricted to the satisfaction of working capital requirements. As of March 31, 1996, the Company owned 432,600 shares of Alteon common stock which were registered under the Securities Act on October 1, 1993, and had an aggregate market value of approximately $4.4 million based upon the closing price per share on the NASDAQ National Market System ("NASDAQ"). Prices obtainable in any private sales of such securities are likely to be lower than those quoted on the NASDAQ. Alteon is engaged in the research and development of medical and pharmaceutical products and as such has not yet successfully brought products to the market. Therefore, failure of Alteon to develop and market their products successfully could adversely affect the ability of the Company to dispose of its investments therein upon favorable terms.


The Company had working capital of $31.9 million as of December 31, 1995 compared with working capital of $30.9 million as of March 31, 1996. The decrease in working capital in 1996 resulted primarily from a decrease in the market value of Alteon common stock and a seasonal reduction in accounts receivable due to the collection of year-end receivables. The decrease in working capital was partly offset by increased inventory levels and a reduction in taxes payable due to tax payments in 1996.

The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and has not declared and paid dividends since March 1993. As of March 31, 1996, there were 329,913 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $1.0 million. In addition to the 10% Preferred Stock, as of March 31, 1996, there were 333,000 shares of 15% convertible preferred stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $1.0 million. Since the Company has obtained the consent of the holders of the $25.0 Million Note to do so, the Company intends to redeem the outstanding 10% Preferred Stock, the 15% convertible preferred stock and to pay all accrued dividends thereon, in the near future from a portion of the proceeds from the $25.0 Million Note. (See Part 1, Item 1,
Note 5.)

In connection with borrowings associated with the IMED acquisition, IMED issued to GECC a warrant to acquire at a de minimis price common shares equal to 10%, on a fully diluted basis, of the common stock of IMED ("the IMED Warrant"). The IMED Warrant is redeemable at the option of GECC until August 12, 2004 at the higher of fair value or fully-diluted net book value at the redemption date. Additionally, IMED has the option to redeem not less than 25% of the warrant, or warrant stock if the warrant is exercised. The Company's liquidity would be adversely affected, and financial resources would be significantly reduced, in the event GECC exercises its mandatory redemption rights. However, the Company believes it has sufficient borrowing capacity and readily available financial resources under the $25.0 Million Note to acquire the IMED Warrant.

RESULTS OF OPERATIONS:
                                                1995           1996
                                              --------       --------
                                                   (IN MILLIONS)

U.S. sales . . . . . . . . . . . . . . . .     $ 23.5         $20.1
International sales. . . . . . . . . . . .        5.1           5.7
                                               ------        ------
  Total sales. . . . . . . . . . . . . . .     $ 28.6         $25.8
                                               ======         =====
Total sales. . . . . . . . . . . . . . . .      100.0%        100.0%
Cost of sales. . . . . . . . . . . . . . .       59.6          53.9
                                                -----         -----
Gross margin . . . . . . . . . . . . . . .       40.4%         46.1%
                                               ======         =====
Selling expenses . . . . . . . . . . . . .     $  4.2         $ 4.2
                                               ======         =====
Selling expenses as a percentage of sales.       14.8%         16.3%
                                               ======         =====

SALES

The following table sets forth IMED sales, by major product groups, for the periods presented.

                                                 1995           1996
                                               ----------    ---------
                                                    (IN MILLIONS)

Piston Cassette Disposables. . . . . .           $  5.4        $  3.6
Peristaltic Disposables. . . . . . . .             13.7          16.1
Piston Cassette Pumps. . . . . . . . .              0.4           0.1
Peristaltic Pumps. . . . . . . . . . .              6.2           3.7
ReadyMED . . . . . . . . . . . . . . .              0.9           0.5
Other (1). . . . . . . . . . . . . . .              2.0           1.8
                                                 ------        ------
Total . . . . . . . . . . . . . . . . .          $ 28.6        $ 25.8
                                                 ======        ======

(1) Primarily includes operating lease income relating to pumps, service fees and accessory sales.

The Company's major source of revenue is the sale of proprietary disposable administration sets for its installed infusion instrument base. The overall volume of disposables sold has grown from 1995 through 1996. This growth has been achieved despite a change in protocol at certain hospitals increasing the maximum time between set changes from every 24 hours to as much as every 72 hours, and results primarily from an increase in IMED's installed base, including the addition of new accounts. The Company is unable to predict the potential effect of this change in protocol, which is expected to continue with respect to certain applications of IMED's products, on the Company's future financial condition or results of operations. IMED's products are at the high end of the industry price range and compete on the basis of technological sophistication, quality, safety and flexibility in application.

Disposable administration sets used with IMED's piston cassette pumps had generated, prior to the third quarter of 1992, a majority of IMED's overall sales of disposables and of IMED's total revenues. However, during 1996 approximately 4% of the worldwide unit sales of new pumps were attributable to piston cassette pumps, with the remainder being represented by sales of Gemini pumps. Virtually all placements to new customers during 1995 and 1996 consisted of Gemini instruments. Therefore, sales of piston cassette products (pumps and disposables) are expected to continue to decline as demand for IMED's pumps and proprietary disposable administration sets reflects, to an increasing extent, the expected gradual shift away from piston cassette technology and toward peristaltic technology, such as that used in IMED's Gemini series of instruments, and other newer technology. IMED's current sales efforts, which emphasize its Gemini series of products, are both consistent with and encourage this shift. There can be no assurance that future sales of peristaltic products will be sufficient to offset the anticipated continued decline in sales of older technology.

The decrease in U.S. sales from 1995 to 1996 is due primarily to decreased volume of instrument shipments. The 1995 sales reflected instrument volume associated with several large transactions. Volume declines of the ReadyMED product line due to lower demand for the product also contributed to the decrease in sales from 1995 to 1996. Efforts by hospitals to control operating expenses continued to put pressure on selling prices of IMED's disposable administration sets. However, the decline in U.S. sales from price declines were offset by the sales generated through increased disposable administration set volume.

The increase in International sales from 1995 to 1996 is primarily due to increased volumes of disposable administration sets which resulted from (i) increases in the number of instruments installed and utilizing disposable administration sets in Canada, Australia, Latin America and the Far East and
(ii) purchasing patterns by IMED's European marketing and distribution partner, Pharmacia AB ("Pharmacia"), which were higher in 1996.

GROSS MARGIN

The gross margin percentage increased from 1995 to 1996 primarily due to (i) reductions in the manufacturing cost of disposable administration sets resulting from increased outsourcing of molded parts and components from lower cost vendors and the favorable effects of increased manufacturing volume and (ii) lower unit cost for disposable administration sets in inventory at December 31, 1995 that were sold in 1996 compared to the unit cost for disposable administration sets in inventory at December 31, 1994 that were sold in 1995. The increase in gross margin percentage from 1995 to 1996 was achieved despite the decline in selling prices in the U.S. market, as previously discussed.

GENERAL AND ADMINISTRATIVE EXPENSES

The following table sets forth general and administrative ("G&A") expenses, in millions, for Advanced Medical and its subsidiaries for the periods presented.

                                    1995         1996
                                  --------     -------
  IMED . . . . . . . . . . . . .    $ 2.4       $ 2.3
  Advanced Medical . . . . . . .       .4          .7
  Fidata . . . . . . . . . . . .       .1
                                   ------       -----
     Total G&A expenses. . . . .    $ 2.9       $ 3.0
                                   ======       =====

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

Advanced Medical has been winding down Fidata's remaining operations and settling its remaining claims since it was acquired in March 1989. Due to unresolved claims and lack of court and regulatory approval, the liquidation of Fidata did not occur in 1995. Management expects to settle certain remaining claims and liquidate Fidata completely in 1996. However, there can be no assurance that Fidata will be completely liquidated in 1996 as such will require court and regulatory approval.

RESEARCH AND DEVELOPMENT EXPENSES

The Company's research and development ("R&D") expenses, which consist exclusively of IMED's R&D, decreased from 1995 to 1996 due to the timing of incurring certain expenses associated with the development of a new line of hospital infusion pumps and associated disposable administration sets. R&D expenses for the year ending December 31, 1996 are expected to be comparable to those for the year ended December 31, 1995.

RESTRUCTURINGS

During 1993, the Company recorded a $3.5 million restructuring charge in connection with the sale of IMED Ireland and relocation of its molding operations to the United States. The charge included accruals of $1.3 million related to estimated relocation costs and professional fees. Cash payments of approximately $.1 million were made during 1995 and no cash payments were made in 1996. As of March 31, 1996, the remaining accrual of $.5 million is expected to be paid during 1996.

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

OTHER MATTERS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to measure its stock-based compensation in accordance with APB 25. Certain pro forma disclosures required by SFAS 123 will be made in 1996 in accordance with SFAS
123. The Company does not expect the adoption of SFAS 123 to have a significant effect on its financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements in this report are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, the effect of legislative and regulatory changes effecting the health care industry; the potential of increased levels of competition; technological changes; the dependence of the Company upon the success of new products and ongoing research and development efforts; restrictions contained in the instruments governing the Company's indebtedness; the significant leverage to which the Company is subject; and other matters referred to in this report.

                                    PART II
                               OTHER INFORMATION
- -------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Item 3. of the Company's December 31, 1995 Form 10-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

(B) ARREARAGES IN THE PAYMENT OF PREFERRED STOCK DIVIDENDS

The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and has not declared and paid dividends since March 1993. As of March 31, 1996, there were 329,913 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $990,000. In addition to the 10% Preferred Stock, as of March 31, 1996, there were 333,000 shares of 15% convertible preferred stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $959,000.

On March 19, 1996, the Company entered into a memorandum of understanding with respect to the settlement of an action based on the Company's failure to redeem its outstanding shares of 10% Preferred Stock. Pursuant to the memorandum of understanding, the Company agreed to (i) redeem its outstanding 10% Preferred Stock, plus accrued and unpaid dividends less amounts (not to exceed $1.50 per share), if any, awarded by the court as fees to counsel for the plaintiffs and (ii) the payment of up to $500,000 in attorney's fees.
The settlement is subject to negotiation of a definitive agreement and approval of the court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 10.27 Memorandum of Understanding dated March 19, 1996, by and between the Company and plaintiff class represented by Richard C. Goodwin, with respect to the settlement of a class action lawsuit.

 11.1 Computation of Net Income per share for the three months ended March 31, 1995 and 1996.

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

                                                  ADVANCED MEDICAL, INC.
                                                            (REGISTRANT)


 Date:   May 13, 1996                   By: /s/ JOSEPH W. KUHN
                                            ----------------------------
                                                          Joseph W. Kuhn
                                                               PRESIDENT
                                           (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX


Exhibit                                                                             Page
  No.                                                                                No.
- -------                                                                             -----
10.27     Memorandum of Understanding dated March 19, 1996, by and between the Company and plaintiff class represented by Richard C. Goodwin,
          with respect to the settlement of a class action lawsuit . . . . . . . .    17

11.1      Computation of Net Income per share for the three months
          ended March 31, 1995 and 1996. . . . . . . . . . . . . . . . . . . . . .    25

