Form 10-Q
period 1996-06-30
ADVANCED MEDICAL INC
filed 1996-08-14
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-Q

          (MARK ONE)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended JUNE 30, 1996 or

          [  ]   Transition Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

          For the transition period from ___________ to ___________


Commission File Number:     33-26398
                        ---------------

                              ADVANCED MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                               13-3492624
         -------------------------------                -------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

     9775 Businesspark Avenue, San Diego, CA                   92131
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)

                                (619) 566-0426
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not applicable
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   /X/        No

On August 8, 1996, 16,138,525 shares of Registrant's Common Stock were outstanding.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
                                     INDEX


PART I.  FINANCIAL INFORMATION

  Item 1 - Financial Statements:
                                                                         Page
                                                                         ----
    Condensed consolidated balance sheets at
    December 31, 1995 and June 30, 1996. . . . . . . . . . . .            3

    Condensed consolidated statements of operations for the
    three and six months ended June 30, 1995 and 1996. . . . .            4

    Condensed consolidated statements of cash flows for the
    six months ended June 30, 1995 and 1996. . . . . . . . . .            5

    Condensed consolidated statement of changes in
    stockholders' equity for the period from
    December 31, 1995 to June 30, 1996 . . . . . . . . . . . .            6

    Notes to the condensed consolidated financial statements .            7


  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . .          10


PART II. OTHER INFORMATION

  Item 1 - Legal Proceedings . . . . . . . . . . . . . . . .            15

  Item 2 - Changes in Securities . . . . . . . . . . . . . .      Not applicable

  Item 3 - Defaults Upon Senior Securities . . . . . . . . .            15

  Item 4 - Submission of Matters to a Vote of Security Holders          15

  Item 5 - Other Information . . . . . . . . . . . . . . . .     Not  applicable

  Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . .            16

                                  FORM 10 - Q
                                PART 1 - ITEM 1
                             FINANCIAL INFORMATION

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------

                                       ASSETS              DECEMBER 31,     JUNE 30,
                                                               1995          1996
                                                           ------------    ---------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .  $  1,862       $  2,108
  Restricted cash and investment
    securities . . . . . . . . . . . . . . . . . . . . . .     2,218          2,274
  Securities available for sale. . . . . . . . . . . . . .     6,975          4,649
  Receivables, net . . . . . . . . . . . . . . . . . . . .    27,023         23,984
  Inventories. . . . . . . . . . . . . . . . . . . . . . .    15,829         17,964
  Prepaid expenses and other current
    assets . . . . . . . . . . . . . . . . . . . . . . . .     3,651         4,736
                                                            --------      --------
    Total current assets . . . . . . . . . . . . . . . . .    57,558        55,715

Restricted cash. . . . . . . . . . . . . . . . . . . . . .    25,000        12,500
Net investment in sales-type and direct
  financing leases . . . . . . . . . . . . . . . . . . . .    15,179        14,055
Property, plant and equipment, net . . . . . . . . . . . .    12,653        13,116
Other non-current assets . . . . . . . . . . . . . . . . .    11,834        10,494
Intangible assets, net . . . . . . . . . . . . . . . . . .    47,406        47,197
                                                            --------      --------
                                                            $169,630      $153,077
                                                            --------      --------
                                                            --------      --------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . .   $   322       $   149
  Accounts payable . . . . . . . . . . . . . . . . . . . .     7,881         7,416
  Accrued expenses and other current
    liabilities  . . . . . . . . . . . . . . . . . . . . .    17,417        15,984
                                                            --------      --------
    Total current liabilities. . . . . . . . . . . . . . .    25,620        23,549
                                                            --------      --------
Long-term debt . . . . . . . . . . . . . . . . . . . . . .    86,789        84,667
Other non-current liabilities. . . . . . . . . . . . . . .     6,972         6,683
                                                            --------      --------
                                                              93,761        91,350
                                                            --------      --------
Minority interests in consolidated
  subsidiaries . . . . . . . . . . . . . . . . . . . . . .    11,500
                                                            --------      --------
Contingent liabilities (Note 5)

Mandatorily redeemable equity
  securities . . . . . . . . . . . . . . . . . . . . . . .     7,217         7,543
                                                            --------      --------
Non-redeemable preferred stock, common stock and other
  stockholders' equity: Preferred stock, authorized 6,000
    and 3,000 shares at $.001 and $.01 par value,
    respectively; issued and outstanding -- none
  Common stock, authorized 75,000 shares at $.01 par value;
    issued and outstanding -- 16,214 shares and
    16,221 shares at December 31, 1995 and June 30, 1996,
    respectively . . . . . . . . . . . . . . . . . . . . .       162           162
  Capital in excess of par value . . . . . . . . . . . . .    62,965        61,654
  Accumulated deficit. . . . . . . . . . . . . . . . . . .   (34,468)      (32,459)
  Treasury stock . . . . . . . . . . . . . . . . . . . . .      (734)         (734)
  Unrealized holding gains from
    securities available for sale, net
    of tax . . . . . . . . . . . . . . . . . . . . . . . .     3,577        1,800
  Other equity . . . . . . . . . . . . . . . . . . . . . .        30          212
                                                            --------     --------
    Total non-redeemable preferred
      stock, common stock and other
      stockholders' equity . . . . . . . . . . . . . . . .    31,532       30,635
                                                            --------     --------
                                                            $169,630     $153,077
                                                            --------     --------
                                                            --------     --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      ADVANCED MEDICAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------    ------------------
                                                      1995        1996       1995       1996
                                                     -------     -------    -------    -------
Sales. . . . . . . . . . . . . . . . . . . . . . . . $29,166     $28,105    $57,756    $53,870
Cost of sales. . . . . . . . . . . . . . . . . . . .  16,383      15,756     33,414     29,651
                                                     -------     -------    -------    -------
 Gross margin. . . . . . . . . . . . . . . . . . . .  12,783      12,349     24,342     24,219
                                                     -------     -------    -------    -------
License fees revenue . . . . . . . . . . . . . . . .     110         111        220        221
                                                     -------     -------    -------    -------
Selling expenses . . . . . . . . . . . . . . . . . .   4,694       4,655      8,914      8,862
General and administrative expenses. . . . . . . . .   2,328       2,579      5,201      5,545
Research and development expenses. . . . . . . . . .   1,905       1,977      3,991      3,789
                                                     -------     -------    -------    -------
 Total operating expenses. . . . . . . . . . . . . .   8,927       9,211     18,106     18,196
                                                     -------     -------    -------    -------
 Income from operations. . . . . . . . . . . . . . .   3,966       3,249      6,456      6,244
                                                     -------     -------    -------    -------
Other income (expense):
 Interest income . . . . . . . . . . . . . . . . . .     626         957      1,189      1,914
 Interest expense. . . . . . . . . . . . . . . . . .  (2,354)     (2,184)    (4,096)    (4,399)
 Other, net. . . . . . . . . . . . . . . . . . . . .       6         304       (153)       306
                                                     -------     -------    -------    -------
                                                      (1,722)       (923)    (3,060)    (2,179)
                                                     -------     -------    -------    -------
Income before income taxes and extraordinary item. .   2,244       2,326      3,396      4,065
Provision for income taxes . . . . . . . . . . . . .     206       1,176        335      2,056
                                                     -------     -------    -------    -------
Income before extraordinary item . . . . . . . . . .   2,038       1,150      3,061      2,009
Extraordinary item - gain on early retirement of
  debt, net of taxes . . . . . . . . . . . . . . . .   6,370                 15,177
                                                     -------     -------    -------    -------
Net income . . . . . . . . . . . . . . . . . . . . .   8,408       1,150     18,238      2,009
Dividends and accretion on mandatorily redeemable
  preferred stock. . . . . . . . . . . . . . . . . .     162         163        325        325
                                                     -------     -------    -------    -------
Net income applicable to common stock. . . . . . . . $ 8,246     $   987    $17,913    $ 1,684
                                                     -------     -------    -------    -------
                                                     -------     -------    -------    -------
Income per common share assuming no dilution:
 Income before extraordinary item. . . . . . . . . . $   .12     $   .06    $   .18    $   .10
 Extraordinary item. . . . . . . . . . . . . . . . .     .40                   1.01
                                                     -------     -------    -------    -------
   Net income per common share assuming no dilution  $   .52     $   .06    $  1.19    $   .10
                                                     -------     -------    -------    -------
                                                     -------     -------    -------    -------
Income per common share assuming full dilution:
 Income before extraordinary item. . . . . . . . . . $   .06     $   .03    $   .09    $   .06
 Extraordinary item. . . . . . . . . . . . . . . . .     .20                    .48
                                                     -------     -------    -------    -------
   Net income per common share assuming full
     dilution. . . . . . . . . . . . . . . . . . . . $   .26     $   .03    $   .57    $   .06
                                                     -------     -------    -------    -------
                                                     -------     -------    -------    -------
 Weighted average common shares outstanding assuming
   no dilution . . . . . . . . . . . . . . . . . . .  15,942      16,402     15,018     16,432
                                                     -------     -------    -------    -------
                                                     -------     -------    -------    -------
 Weighted average common shares outstanding assuming
   full dilution . . . . . . . . . . . . . . . . . .  32,560      42,593     31,743     42,589
                                                     -------     -------    -------    -------
                                                     -------     -------    -------    -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS.

                      ADVANCED MEDICAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           ------------------
                                                             1995      1996
                                                           -------   --------
Net cash provided by operating activities. . . . . . .     $ 8,631   $  6,656
                                                           -------   --------
Cash flows from investing activities:
  Net (increase) decrease in restricted cash and
    investments. . . . . . . . . . . . . . . . . . . .        (305)    12,444
  Capital expenditures . . . . . . . . . . . . . . . .      (2,657)    (2,793)
  Payment for product distribution rights. . . . . . .      (3,358)    (1,503)
  Proceeds from sale of investments. . . . . . . . . .                    154
  Proceeds from disposal of property . . . . . . . . .          28         37
                                                           -------   --------
Net cash provided by (used in)
  investing activities . . . . . . . . . . . . . . . .      (6,292)     8,339
                                                           -------   --------
Cash flows from financing activities:
  Net repayments under credit facilities . . . . . . .      (1,659)    (1,973)
  Principal payments on long-term debt . . . . . . . .        (866)      (322)
  Purchase of IMED common stock warrants . . . . . . .                (12,500)
  Offering costs . . . . . . . . . . . . . . . . . . .        (443)
  Other. . . . . . . . . . . . . . . . . . . . . . . .                     15
                                                           -------   --------
Net cash used in financing activities. . . . . . . . .      (2,968)   (14,780)
                                                           -------   --------
Effect of exchange rate changes on cash. . . . . . . .         (69)        31
                                                           -------   --------
Net increase (decrease) in cash and cash equivalents .        (698)       246
Cash and cash equivalents at beginning of period . . .       1,340      1,862
                                                           -------   --------
Cash and cash equivalents at end of period . . . . . .      $  642   $  2,108
                                                           -------   --------
                                                           -------   --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS.

                        ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                          STOCKHOLDERS' EQUITY (UNAUDITED)
                       (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
- -------------------------------------------------------------------------------


                                                                                              UNREALIZED
                                                                                               HOLDING
                                                                                                GAINS
                                                                                                FROM
                                  COMMON STOCK   CAPITAL IN                 TREASURY STOCK   SECURITIES
                                 ---------------  EXCESS OF   ACCUMULATED  ----------------   AVAILABLE    OTHER
                                 SHARES   AMOUNT  PAR VALUE     DEFICIT    SHARES    AMOUNT    FOR SALE    EQUITY     TOTAL
                                 ------   ------ ----------   -----------  ------    ------  -----------   ------    -------
Balance at December 31, 1995     16,214    $162    $62,965     $(34,468)     83      $(734)    $ 3,577      $30      $31,532

Issuance of common stock              7                 14                                                                14

Dividends on mandatorily
redeemable preferred stock                            (325)                                                             (325)

Unrealized holding loss from
securities available for sale                                                                   (1,777)               (1,777)

Repurchase of stock warrants                        (1,000)                                                           (1,000)

Other equity transactions                                                                                   182          182

Net income for the period                                         2,009                                                2,009
                                 ------    ----    -------     --------      --      -----     -------     ----      -------
Balance at June 30, 1996         16,221    $162    $61,654     $(32,459)     83      $(734)    $ 1,800     $212      $30,635
                                 ------    ----    -------     --------      --      -----     -------     ----      -------
                                 ------    ----    -------     --------      --      -----     -------     ----      -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

- --------------------------------------------------------------------------------

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 1996, and the results of its operations and its cash flows for the six months ended June 30, 1995 and 1996.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform to the classifications used in 1996.

NET INCOME PER COMMON SHARE:
Net income per common share assuming no dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. If dilutive, net income per common share assuming full dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period plus the shares that would be outstanding assuming conversion of the $6,000 secured promissory note ("$6,000 Note") issued to Decisions Incorporated, a corporation affiliated with Jeffry M. Picower, Chairman and CEO of the Company ("Decisions"), during January 1994, conversion of the $6,500 secured promissory note ("$6,500 Note") issued to Decisions during August 1994, and conversion of the $25,000 secured promissory note ("$25,000 Note") (collectively, "the Notes") issued to Decisions during December 1995. Assuming conversion of the Notes, interest expense (net of taxes) on the convertible debt has been added to the net income applicable to common stock in the amount of $150 and $412 for the three months ended June 30, 1995 and 1996, respectively, and $299 and $824 for the six months ended June 30, 1995 and 1996, respectively. Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 2 -- INVENTORIES

Inventories comprise the following:

                                       DECEMBER 31,    JUNE 30,
                                           1995          1996
                                       ------------    --------
  Raw materials. . . . . . . . . . . . . $ 6,946       $ 7,012
  Work-in-process. . . . . . . . . . . .   1,686         3,057
  Finished goods . . . . . . . . . . . .   7,197         7,895
                                         -------       -------
                                         $15,829       $17,964
                                         -------       -------
                                         -------       -------

NOTE 3 -- INTANGIBLE ASSETS

Pursuant to the exclusive distribution agreement with Debiotech SA ("Debiotech") ("the Agreement"), IMED paid Debiotech $1,500 during the six months ended June 30, 1996 upon the attainment of certain milestones. The additional payment has been classified as an intangible asset with previous payments made under the Agreement, and is being amortized on a straight-line basis over the 15-year term of the Agreement.

NOTE 4 -- PURCHASE OF IMED COMMON STOCK WARRANT

On June 28, 1996, Advanced Medical purchased General Electric Capital Corporation's ("GECC") warrant to acquire common shares equal to 10% of IMED's common stock, on a fully diluted basis, for $12,500. The proceeds from the $25,000 Note were used to make this acquisition. The IMED common stock warrant held by GECC had been valued at $11,500 and included in minority interest in consolidated subsidiaries in the condensed consolidated balance sheet at December 31, 1995. The purchase of the warrant has been treated as an equity transaction. Accordingly, the $1,000 difference between the carrying value of the minority interest and the purchase price was charged directly to stockholders' equity.

NOTE 5 -- LITIGATION AND CONTINGENCIES

The Company is a defendant in various actions, claims and legal proceedings arising from normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based upon discussion with legal counsel, liabilities arising from these matters, if any, will not have a material adverse affect on consolidated financial position, results of operations or cash flows.

NOTE 6 -- MANDATORILY REDEEMABLE EQUITY SECURITIES

As of June 30, 1996, dividends in arrears on the $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and the $.01 par value mandatorily redeemable convertible preferred stock ("Convertible Preferred Stock") were approximately $1,072 and $1,039, respectively. Additionally, the Company did not declare the March 28, 1994 redemption of its 10% Preferred Stock (redemption price of approximately $3,300).

On June 18, 1996, the Company and its directors entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation") with respect to the settlement of an action based upon the Company's failure to redeem its outstanding shares of 10% Preferred Stock and certain loans of Decisions to the Company. Pursuant to the Stipulation, the Company agreed to (i) redeem its outstanding 10% Preferred Stock, plus accrued and unpaid dividends, less an amount (not to exceed $1.50 per share), if any, the court may award as fees to counsel for plaintiff, (ii) the payment of up to $500 in attorneys fees and
(iii) amend its by-laws to add a provision concerning material transactions between the Company and any control person. Pursuant to an order of the court dated June 28, 1996, a hearing will be held on August 29, 1996 to determine whether the terms of the settlement contained in the Stipulation should be approved by the court.

NOTE 7 -- SALE OF MARKETABLE SECURITIES

Other income for the three and six months ended June 30, 1996 includes gains on the sale of marketable securities of $116.

NOTE 8 -- SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Income taxes paid during the six months ended June 30, 1995 and 1996 totaled $1,232 and $3,077, respectively. Interest paid during the six months ended June 30, 1995 and 1996 totaled $3,566 and $3,315, respectively. Depreciation and amortization expense for the six months ended June 30, 1995 and 1996 totaled $3,996 and $4,145, respectively, which amounts included debt issue cost amortization of $290 and $232, respectively.

NOTE 9 -- PURCHASE OF EUROPEAN DISTRIBUTION RIGHTS

On June 27, 1996, IMED entered into an agreement with its European marketing and distribution partner, Pharmacia & Upjohn ("Pharmacia"), to acquire the European Distribution Rights to its IMED line of intravenous infusion pumps and related disposable administration sets. Under the agreement, IMED will pay, at closing, approximately $11,000 to Pharmacia for the distribution rights and certain assets relating to the distribution of IMED's products in Europe. The transaction is expected to close by August 30, 1996.

                                  PART I -- ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

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

For purposes of this discussion and analysis, the three months ended June 30, 1995 and 1996 are referred to as the 1995 Second Quarter and 1996 Second Quarter, respectively, and the six months ended June 30, 1995 and 1996 are referred to as 1995 and 1996, respectively.

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

In 1996, IMED's cash flow from operations was $10.1 million which was used for
(i) repayments of $2.0 million under the revolving credit facility, (ii) advances of $3.9 million to Advanced Medical, as permitted under the Amended Loan Agreement, (iii) payments of $1.5 million for the Debiotech Agreement, and
(iv) capital expenditures of $2.7 million. In addition to IMED's cash flow from operations, IMED has readily available financial resources under a $35.0 million revolving credit facility. As of June 30, 1996, IMED had $21.9 million available for use under its revolving credit facility. IMED relies on cash generated from operations, together with funds available from the revolving credit facility, to fund its working capital requirements, interest on the GECC credit facility, capital expenditures and transfers to Advanced Medical.

In addition to financial resources available to IMED from operations and the revolving credit facility, management considers it important for Advanced Medical to maintain financial resources to take advantage of growth and investment opportunities. Accordingly, in December 1995, the Company borrowed $25.0 million from Decisions Incorporated ("Decisions") (the "$25 Million Note"). On June 28, 1996, Advanced Medical purchased GECC's warrant to acquire common shares equal to 10% of IMED's common stock, on a fully diluted basis, for $12.5 million. The proceeds from the $25 Million Note were used to make this acquisition. As of June 30, 1996, $12.5 million remain from the proceeds of the $25 Million Note and are available to satisfy growth and investment opportunities, with some restrictions. The remaining proceeds are classified as restricted cash (non-current) in the condensed consolidated balance sheet.

The Company considers its investment in the common stock of Alteon, Inc. ("Alteon") to be a significant source of capital and liquidity. Under the loan agreements, the Alteon common stock holdings and the proceeds from any sales are pledged as security and are restricted to the satisfaction of working capital requirements. As of June 30, 1996, the Company owned approximately 423,000 shares of Alteon common stock which were registered under the Securities Act on October 1, 1993, and had an aggregate market value of approximately $4.7 million based upon the closing price per share on the NASDAQ National Market System ("NASDAQ"). Prices obtainable in any private sales of such securities are likely to be lower than those quoted on the NASDAQ. Alteon is engaged in the research and development of medical and pharmaceutical products and as such has not yet successfully brought products to the market. Therefore, failure of Alteon to develop and market their products successfully could adversely affect the ability of the Company to dispose of its investments therein upon favorable terms.

The Company had working capital of $31.9 million as of December 31, 1995 compared with working capital of $32.2 million as of June 30, 1996. The increase in working capital resulted primarily from an increase in inventory levels and a reduction in taxes payable due to tax payments. The increase in working capital resulting from these items was nearly offset by the decrease in the market value of Advanced Medical's investment in Alteon common stock and the reduction in accounts receivable due to the collection of year-end receivables.

The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and has not declared and paid dividends since March 1993. As of June 30, 1996, there were 329,913 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $1.1 million. In addition to the 10% Preferred Stock, as of June 30, 1996, there were 333,000 shares of 15% convertible preferred stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $1.0 million. Since the Company has obtained the consent of the holders of the $25 Million Note to do so, the Company intends to redeem the outstanding 10% Preferred Stock, the 15% convertible preferred stock and to pay all accrued dividends thereon in the near future from a portion of the proceeds from the $25 Million Note. (See Part 1, Item 1, Note 6.)

RESULTS OF OPERATIONS

SALES
The Company's sales, cost of sales, and selling expenses for the historical periods shown consist exclusively of IMED's sales, cost of sales and selling expenses and are presented in the table below.

                                            1995       1996
                                           SECOND     SECOND
                                           QUARTER    QUARTER      1995       1996
                                           -------    -------     ------     ------
                                                        (IN MILLIONS)
United States. . . . . . . . . . . . . .    $ 24.0     $ 22.4     $ 47.5     $ 42.5
International. . . . . . . . . . . . . .       5.2        5.7       10.3       11.4
                                            ------     ------     ------     ------
  Total sales. . . . . . . . . . . . . .    $ 29.2     $ 28.1     $ 57.8     $ 53.9
                                            ------     ------     ------     ------
                                            ------     ------     ------     ------
Total sales. . . . . . . . . . . . . . .     100.0%     100.0%     100.0%     100.0%
Cost of sales. . . . . . . . . . . . . .      56.2       56.1       57.9       55.0
                                            ------     ------     ------     ------
Gross margin . . . . . . . . . . . . . .      43.8%      43.9%      42.1%      45.0%
                                            ------     ------     ------     ------
                                            ------     ------     ------     ------
Selling expenses . . . . . . . . . . . .    $  4.7     $  4.7     $  8.9     $  8.9
                                            ------     ------     ------     ------
                                            ------     ------     ------     ------
Selling expenses as a percentage of sales     16.1%      16.6%      15.4%      16.5%
                                            ------     ------     ------     ------
                                            ------     ------     ------     ------


The following table sets forth IMED sales by major product groups for the periods presented.

                                             1995      1996
                                            SECOND    SECOND
                                            QUARTER   QUARTER      1995     1996
                                            -------   -------     -----    -----
                                                        (IN MILLIONS)
Piston Cassette Disposables. . . . . . .     $ 3.8      $ 3.5     $ 9.2    $ 7.1
Peristaltic Disposables. . . . . . . . .      15.6       15.9      29.3     32.0
Piston Cassette Pumps. . . . . . . . . .                            0.4      0.1
Peristaltic Pumps. . . . . . . . . . . .       7.6        6.3      13.8     10.0
ReadyMED . . . . . . . . . . . . . . . .       0.6        0.8       1.5      1.3
Other (1). . . . . . . . . . . . . . . .       1.6        1.6       3.6      3.4
                                             -----      -----     -----    -----
Total. . . . . . . . . . . . . . . . . .     $29.2      $28.1     $57.8    $53.9
                                             -----      -----     -----    -----
                                             -----      -----     -----    -----

(1) Primarily includes operating lease income relating to pumps, service fees and accessory sales.

The Company's major source of revenue is the sale of proprietary disposable administration sets for its installed infusion instrument base. The overall volume of disposables sold has grown from 1995 to 1996. This growth has been achieved despite a change in protocol at certain hospitals increasing the maximum time between set changes from every 24 hours to as much as every 72 hours, and results primarily from an increase in IMED's installed base, including the addition of new accounts. The Company is unable to predict the potential effect of this change in protocol, which is expected to continue with respect to certain applications of IMED's products, on the Company's future financial condition or results of operations. IMED's products are at the high end of the industry price range and compete on the basis of technological sophistication, quality, safety and flexibility in application.

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

The decrease in U.S. sales from the 1995 Second Quarter to the 1996 Second Quarter and from 1995 to 1996 is due primarily to a decrease in the volume of instrument shipments and the decline in the average selling prices of disposable administration sets. Both 1995 Second Quarter and 1995 reflected instrument volume with several large transactions. Efforts by hospitals to control operating expenses continue to put pressure on the selling prices of disposable administration sets. Disposable administration set volume increased from 1995 to 1996 partially offsetting the decline in average selling prices.

The increase in international sales from the 1995 Second Quarter to the 1996 Second Quarter and from 1995 to 1996 is due primarily to the increase in the volume of disposable administration sets which resulted from increases in the number of instruments installed and utilizing disposable administration sets in Canada, Australia, Latin America and the Middle East. The disposable administration set volume of IMED's European marketing and distribution partner, Pharmacia & Upjohn ("Pharmacia"), increased from the 1995 Second Quarter to the 1996 Second Quarter and from 1995 to 1996, but the volume of instrument shipments continued to decline during both periods. The decline in instrument shipments by Pharmacia were partially offset by shipments in other territories, particularly Latin America and the Far East.

GROSS MARGIN
The gross margin percentage increased from the 1995 Second Quarter to the 1996 Second Quarter and from 1995 to 1996 due to the reductions in the manufacturing costs of disposable administration sets resulting from (i) the increased outsourcing of molded parts and components, (ii) negotiated price reductions from suppliers and (iii) the favorable effects of increased manufacturing volume. In addition, the gross margin percentage increased from 1995 to 1996 due to the lower unit cost for inventory at December 31, 1995 that were sold in 1996 compared to the unit cost for inventory at December 31, 1994 that were sold in 1995. The gross margin percentage from the 1995 Second Quarter to the 1996 Second Quarter and from 1995 to 1996 increased despite the decline in the selling prices in the U.S. market discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES
The following table sets forth general and administrative ("G&A") expenses for Advanced Medical and its subsidiaries for the periods presented.

                                            1995      1996
                                           SECOND    SECOND
                                           QUARTER   QUARTER    1995     1996
                                           -------   -------    ----     ----
                                                      (IN MILLIONS)
  IMED . . . . . . . . . . . . . . . . .     $2.0      $2.3     $4.4     $4.6
  Advanced Medical . . . . . . . . . . .       .2        .3       .6       .9
  Fidata. . . . . . . . . . . . . . . . .      .1                 .2
                                             ----      ----     ----     ----
     Total G&A expenses. . . . . . . . .     $2.3      $2.6     $5.2     $5.5
                                             ----      ----     ----     ----
                                             ----      ----     ----     ----

The increase in IMED's G&A expenses from the 1995 Second Quarter to the 1996 Second Quarter and from 1995 to 1996 results from the recruitment and relocation expenses of development personnel and certain expenses related to the Company's investment in information technology.

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

RESEARCH AND DEVELOPMENT EXPENSES
The Company's research and development ("R&D") expenses, which consist exclusively of IMED's R&D, increased slightly from the 1995 Second Quarter to the 1996 Second Quarter and decreased from 1995 to 1996 due to the timing of certain expenses associated with the development of a new line of hospital infusion pumps and associated disposable administration sets. R&D expenses for the year ending December 31, 1996 are expected to be comparable to those for the year ended December 31, 1995.

RESTRUCTURINGS
During 1993, the Company recorded a $3.5 million restructuring charge in connection with the sale of IMED Ireland and relocation of its molding operations to the United States. The charge included accruals of $1.3 million related to estimated relocation costs and professional fees. Cash payments of approximately $.1 million were made during 1995 and no cash payments were made in 1996. As of June 30, 1996, the remaining accrual of $.5 million is expected to be paid during 1996.

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

                                     PART II
                                OTHER INFORMATION
- --------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Item 3. of the Company's December 31, 1995 Form 10-K and Item 3. of the June 30, 1996 Form 10-Q, below.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

(B) ARREARAGES IN THE PAYMENT OF PREFERRED STOCK DIVIDENDS

The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and has not declared and paid dividends since March 1993. As of June 30, 1996, there were 329,913 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $1,072,000. In addition to the 10% Preferred Stock, as of June 30, 1996, there were 333,000 shares of 15% convertible preferred stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $1,039,000.

On June 18, 1996, the Company and its directors entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation") with respect to the settlement of an action based upon the Company's failure to redeem its outstanding shares of 10% Preferred Stock and certain loans of Decisions to the Company. Pursuant to the Stipulation, the Company agreed to (i) redeem its outstanding 10% Preferred Stock, plus accrued and unpaid dividends, less an amount (not to exceed $1.50 per share), if any, the court may award as fees to counsel for plaintiff, (ii) the payment of up to $500,000 in attorneys fees and
(iii) amend its by-laws to add a provision concerning material transactions between the Company and any control person. Pursuant to an order of the court dated June 28, 1996, a hearing will be held on August 29, 1996 to determine whether the terms of the settlement contained in the Stipulation should be approved by the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Advanced Medical, Inc. (the "Company") was held on May 29, 1996.

(c) The following resolutions were voted upon and the results of the voting were as follows:

     1.  Election of directors

                                          VOTES       VOTES
                                           FOR       WITHHELD
                                        ----------   --------
 Jeffry M. Picower                      12,067,953    40,969
 Anthony Cerami                         12,067,867    41,055
 Norman M. Dean                         12,066,643    42,279
 Henry Green                            11,959,447   149,475
 Frederic Greenberg                     12,067,467    41,455
 Richard B. Kelsky                      12,067,453    41,469

     2. Ratification of appointment of Price Waterhouse LLP as independent accountants

                                          VOTES        VOTES
                                           FOR        AGAINST       ABSTAIN
                                        ----------    -------       -------
                                        12,057,507     33,505        17,910

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 4.15 --  Notice of Pendency of Class Action, Class Determination,
          Settlement of Class and Derivative Action, Settlement Hearing and Right to Appear to all holders of the Company's 10% Cumulative Preferred Stock and common stock as of March 20, 1996 (and their successors in interest) and all current shareholders of the Company.

10.27 -- Memorandum of Understanding dated March 19, 1996, by and between the Company and plaintiff class represented by Richard C. Goodwin, with respect to the settlement of a class action lawsuit.

10.28 -- Asset Transfer Agreement dated June 26, 1996 by and between the Company and Pharmacia & Upjohn Limited with respect to the acquisition of certain European assets.

10.29 -- Assignment Agreement dated June 26, 1996 by and between the Company and Pharmacia, AB with respect to the acquisition of European distribution rights.

11.1 -- Computation of Net Income per share for the three and six month periods ended June 30, 1995 and 1996.

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


                                                        ADVANCED MEDICAL, INC.
                                                                  (REGISTRANT)




Date:   August 14, 1996                         By:     /s/ JOSEPH W. KUHN
                                                     -------------------------
                                                                Joseph W. Kuhn
                                                                     PRESIDENT
                                                  (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX
- -------------------------------------------------------------------------------

Exhibit
  No.
- -------

 4.15 -- Notice of Pendency of Class Action, Class Determination, Settlement of Class and Derivative Action, Settlement Hearing and Right to Appear to all holders of the Company's 10% Cumulative Preferred Stock and common stock as of March 20, 1996 (and their successors in interest) and all current shareholders of the Company.

10.28 -- Asset Transfer Agreement dated June 26, 1996 by and between the Company and Pharmacia & Upjohn Limited with respect to the acquisition of certain European assets.

10.29 -- Assignment Agreement dated June 26, 1996 by and between the Company and Pharmacia, AB with respect to the acquisition of European distribution rights.

11.1 -- Computation of Net Income per share for the three and six month periods ended June 30, 1995 and 1996.