Form 10-Q
period 1996-09-30
ADVANCED MEDICAL INC
filed 1996-10-31
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-Q

          (MARK ONE)
          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended SEPTEMBER 30, 1996 or

          / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ___________


Commission File Number:                 33-26398
                         ----------------------------------------



                     ADVANCED MEDICAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3492624
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                  9775 Businesspark Avenue, San Diego, CA 92131
--------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


                                 (619) 566-0426
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes     X        No
                                                  -------         -------

On October 18, 1996, 16,140,081 shares of Registrant's Common Stock were outstanding.

             ADVANCED MEDICAL, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                              INDEX


PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements:
                                                                         Page
                                                                         ----
        Condensed consolidated balance sheets at
        December 31, 1995 and September 30, 1996 . . . . . . . . . . .     3

        Condensed consolidated statements of operations for the
        three and nine months ended September 30, 1995 and 1996. . . .     4

        Condensed consolidated statements of cash flows for the
        nine months ended September 30, 1995 and 1996. . . . . . . . .     5

        Condensed consolidated statement of changes in
        stockholders' equity for the period from
        December 31, 1995 to September 30, 1996. . . . . . . . . . . .     6

        Notes to the condensed consolidated financial statements . . .     7


      Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . .     10



PART II. OTHER INFORMATION


      Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . .    17

                                                                          Not
      Item 2 - Changes in Securities . . . . . . . . . . . . . . . . .applicable

      Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . .    17

                                                                          Not
      Item 4 - Submission of Matters to a Vote of Security Holders . .applicable

                                                                          Not
      Item 5 - Other Information . . . . . . . . . . . . . . . . . . .applicable

      Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . .    18

                                   FORM 10 -- Q
                                 PART I -- ITEM 1
                              FINANCIAL INFORMATION

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                          ASSETS                      DECEMBER 31,   SEPTEMBER 30,
                                                                          1995           1996
                                                                      ------------   -------------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $  1,862       $  2,971
  Restricted cash and investment securities. . . . . . . . . . . . . .     2,218          2,289
  Securities available for sale. . . . . . . . . . . . . . . . . . . .     6,975          3,592
  Receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . .    27,023         24,783
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,829         20,339
  Prepaid expenses and other current assets. . . . . . . . . . . . . .     3,651          5,090
                                                                        --------       --------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . .    57,558         59,064

Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,000         12,500
Net investment in sales-type and direct financing leases . . . . . . .    15,179         13,559
Property, plant and equipment, net . . . . . . . . . . . . . . . . . .    12,653         14,212
Other non-current assets . . . . . . . . . . . . . . . . . . . . . . .    11,834         10,634
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .    47,406         50,053
                                                                        --------       --------

                                                                        $169,630       $160,022
                                                                        --------       --------
                                                                        --------       --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . .    $  322         $  149
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .     7,881          8,465
  Accrued expenses and other current liabilities . . . . . . . . . . .    17,417         15,134
                                                                        --------       --------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . .    25,620         23,748
                                                                        --------       --------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .    86,789         95,441
Other non-current liabilities. . . . . . . . . . . . . . . . . . . . .     6,972          2,454
                                                                        --------       --------
                                                                          93,761         97,895
                                                                        --------       --------

Minority interests in consolidated subsidiaries. . . . . . . . . . . .    11,500             --
                                                                        --------       --------
Contingent liabilities (Note 5)

Mandatorily redeemable equity securities . . . . . . . . . . . . . . .     7,217          7,704
                                                                        --------       --------
Non-redeemable preferred stock, common stock and other stockholders'
  equity:
   Preferred stock, authorized 6,000 and 3,000 shares at $.001 and $.01 par value, respectively; issued and outstanding -- none
   Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding -- 16,214 shares and 16,223 shares at December 31, 1995
    and September 30, 1996, respectively. . . . . . . . . . . . . . . .      162            162
Capital in excess of par value . . . . . . . . . . . . . . . . . . . .    62,965         61,495
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (34,468)       (31,680)
Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (734)          (734)
Unrealized holding gains from securities available for sale, net of tax    3,577          1,223
Other equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30            209
                                                                        --------       --------
  Total non-redeemable preferred stock, common stock and other
  stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .    31,532         30,675
                                                                        --------       --------

                                                                        $169,630       $160,022
                                                                        --------       --------
                                                                        --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------





                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   ------------------------      ------------------------
                                                                     1995           1996           1995           1996
                                                                   --------       --------       --------       --------

Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  25,036      $  27,679      $  83,012      $  81,770
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . .     13,181         15,080         46,595         44,731
                                                                  ---------      ---------      ---------      ---------

  Gross margin . . . . . . . . . . . . . . . . . . . . . . . . .     11,855         12,599         36,417         37,039
                                                                  ---------      ---------      ---------      ---------

Selling and marketing expenses . . . . . . . . . . . . . . . . .      4,051          4,305         12,965         13,167
General and administrative expenses. . . . . . . . . . . . . . .      2,496          2,908          7,697          8,453
Research and development expenses. . . . . . . . . . . . . . . .      1,612          1,984          5,603          5,773
                                                                  ---------      ---------      ---------      ---------

  Total operating expenses . . . . . . . . . . . . . . . . . . .      8,159          9,197         26,265         27,393
                                                                  ---------      ---------      ---------      ---------

  Income from operations . . . . . . . . . . . . . . . . . . . .      3,696          3,402         10,152          9,646
                                                                  ---------      ---------      ---------      ---------

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . . . . . . .        625            898          1,814          2,812
  Interest expense . . . . . . . . . . . . . . . . . . . . . . .     (2,088)        (2,308)        (6,184)        (6,707)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .        534            (51)           381            255
                                                                  ---------      ---------      ---------      ---------

                                                                       (929)        (1,461)        (3,989)        (3,640)
                                                                  ---------      ---------      ---------      ---------

Income before income taxes and extraordinary item. . . . . . . .      2,767          1,941          6,163          6,006
Provision for income taxes . . . . . . . . . . . . . . . . . . .        361          1,162            696          3,218
                                                                  ---------      ---------      ---------      ---------

Income before extraordinary item . . . . . . . . . . . . . . . .      2,406            779          5,467          2,788
Extraordinary item - gain on early retirement
of debt, net of taxes. . . . . . . . . . . . . . . . . . . . . .         --             --         15,177             --
                                                                  ---------      ---------      ---------      ---------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,406            779         20,644          2,788
Dividends and accretion on mandatorily redeemable preferred
  stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        162            162            487            487
                                                                  ---------      ---------      ---------      ---------

Net income applicable to common stock. . . . . . . . . . . . . .   $  2,244         $  617      $  20,157      $   2,301
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

Income per common share assuming no dilution:
  Income before extraordinary item . . . . . . . . . . . . . . .  $     .14      $     .04      $     .32      $     .14
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . .         --             --            .98             --
                                                                  ---------      ---------      ---------      ---------

     Net income per common share assuming no dilution. . . . . .  $     .14      $     .04      $    1.30      $     .14
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

Income per common share assuming full dilution:
  Income before extraordinary item . . . . . . . . . . . . . . .  $     .07      $     .02      $     .17      $     .08
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . .         --             --            .47             --
                                                                  ---------      ---------      ---------      ---------

     Net income per common share assuming full dilution. . . . .  $     .07      $     .02      $     .64      $     .08
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

  Weighted average common shares outstanding
     assuming no dilution. . . . . . . . . . . . . . . . . . . .     16,451         16,494         15,500         16,453
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

  Weighted average common shares outstanding
     assuming full dilution. . . . . . . . . . . . . . . . . . .     33,119         42,602         32,257         42,600
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              ---------------------
                                                                               1995           1996
                                                                              ------         ------

Net cash provided by operating activities. . . . . . . . . . . . . . . . .  $  15,556       $  7,979
                                                                            ---------       --------

Cash flows from investing activities:
  Net (increase) decrease in restricted cash and investments . . . . . . .       (470)        12,429
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,629)        (4,013)
  Payment for product distribution rights. . . . . . . . . . . . . . . . .     (3,391)        (1,503)
  Proceeds from sale of investments. . . . . . . . . . . . . . . . . . . .        859          1,145
  Proceeds from disposal of property . . . . . . . . . . . . . . . . . . .         29            101
  Purchase of European distribution rights . . . . . . . . . . . . . . . .         --        (11,053)
                                                                            ---------       --------

Net cash used in investing activities. . . . . . . . . . . . . . . . . . .     (7,602)        (2,894)
                                                                            ---------       --------

Cash flows from financing activities:
  Net borrowings (repayments) under credit facilities. . . . . . . . . . .     (6,351)         8,801
  Principal payments on other long-term debt . . . . . . . . . . . . . . .     (1,038)          (322)
  Purchase of IMED common stock warrants . . . . . . . . . . . . . . . . .         --        (12,500)
  Offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (481)            --
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .         --             17
                                                                            ---------       --------

Net cash used in financing activities. . . . . . . . . . . . . . . . . . .     (7,870)        (4,004)
                                                                            ---------       --------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . .        (71)            28
                                                                            ---------       --------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .         13          1,109
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .      1,340          1,862
                                                                            ---------       --------


Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .  $   1,353       $  2,971
                                                                            ---------       --------
                                                                            ---------       --------



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                     (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                                                  UNREALIZED
                                                                                                    HOLDING
                                                                                                     GAINS
                                                                                                     FROM
                                                  CAPITAL IN                                      SECURITIES
                              COMMON STOCK        EXCESS OF   ACCUMULATED    TREASURY STOCK        AVAILABLE     OTHER
                            SHARES    AMOUNT      PAR VALUE     DEFICIT    SHARES      AMOUNT      FOR SALE     EQUITY       TOTAL
                            ------    ------       ---------   ---------   ------      ------     ----------    ------       -----

Balance at
December 31, 1995            16,214   $     162    $ 62,965    $(34,468)         83    $   (734)   $  3,577    $     30    $ 31,532

Issuance of common stock          9                      17                                                                      17

Dividends on mandatorily
redeemable preferred stock                             (487)                                                                   (487)

Decrease in unrealized gain on
securities available for sale,
net of tax                                                                                           (2,354)                 (2,354)

Repurchase of stock warrants                         (1,000)                                                                 (1,000)

Other equity transactions                                                                                           179         179

Net income for the period                                         2,788                                                       2,788
                           --------   ---------    --------    --------    --------    --------    --------    --------    --------

Balance at
September 30, 1996           16,223   $     162    $ 61,495    $(31,680)         83    $   (734)   $  1,223    $    209    $ 30,675
                           --------   ---------    --------    --------    --------    --------    --------    --------    --------
                           --------   ---------    --------    --------    --------    --------    --------    --------    --------



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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 1996, and the results of its operations and its cash flows for the nine months ended September 30, 1995 and 1996.

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

NET INCOME PER COMMON SHARE:
Net income per common share assuming no dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. If dilutive, net income per common share assuming full dilution is computed using the weighted average number of common and common stock equivalent shares outstanding during the period plus the shares that would be outstanding assuming conversion of the $6,000 secured promissory note ("$6,000 Note") issued to Decisions Incorporated, a corporation affiliated with Jeffry M. Picower, Chairman and CEO of the Company ("Decisions"), during January 1994, conversion of the $6,500 secured promissory note ("$6,500 Note") issued to Decisions during August 1994, and conversion of the $25,000 secured promissory note ("$25,000 Note") (collectively, "the Notes") issued to Decisions during December 1995. Assuming conversion of the Notes, interest expense (net of taxes) on the convertible debt has been added to the net income applicable to common stock in the amount of $152 and $417 for the three months ended September 30, 1995 and 1996, respectively, and $451 and $1,241 for the nine months ended September 30, 1995 and 1996, respectively. Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 2 -- INVENTORIES

Inventories comprise the following:       DECEMBER 31,      SEPTEMBER 30,
                                             1995                1996
                                          ----------         ----------

     Raw materials . . . . . . . . . . . .  $  6,946          $  6,922
     Work-in-process . . . . . . . . . . .     1,686             4,112
     Finished goods. . . . . . . . . . . .     7,197             9,305
                                            --------          --------

                                            $ 15,829          $ 20,339
                                            --------          --------
                                            --------          --------
NOTE 3 -- INTANGIBLE ASSETS

Pursuant to the exclusive distribution agreement with Debiotech SA ("Debiotech") ("the Agreement"), IMED paid Debiotech $1,500 during the nine months ended September 30, 1996 upon the attainment of certain milestones. The additional payment has been classified as an intangible asset with previous payments made under the Agreement, and is being amortized on a straight-line basis over the 15-year term of the Agreement.

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

NOTE 6 -- MANDATORILY REDEEMABLE EQUITY SECURITIES

As of September 30, 1996, dividends in arrears on the $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and the $.01 par value mandatorily redeemable convertible preferred stock ("Convertible Preferred Stock") were approximately $1,155 and $1,119, respectively. Additionally, the Company did not declare the March 28, 1994 redemption of its 10% Preferred Stock (redemption price of approximately $3,300).

On June 18, 1996, the Company and its directors entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation") with respect to the settlement of an action based upon the Company's failure to redeem its outstanding shares of 10% Preferred Stock and certain loans of Decisions to the Company. Pursuant to the Stipulation, the Company agreed to (i) redeem its outstanding 10% Preferred

Stock, plus accrued and unpaid dividends, less $1.50 per share as fees to counsel for plaintiff, (ii) the payment of $500 in attorneys fees and (iii) amend its by-laws to add a provision concerning material transactions between the Company and any control person. The proposed settlement, per the Stipulation, was approved by the court and will be paid on or after December 16, 1996, upon the surrender of the certificates representing the shares of 10% Preferred Stock.

NOTE 7 -- SALE OF MARKETABLE SECURITIES

Other income for the three and nine months ended September 30, 1995 and for the three and nine months ended September 30, 1996 includes gains on the sale of marketable securities of $546 and $116, respectively.

NOTE 8 -- SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Income taxes paid during the nine months ended September 30, 1995 and 1996 totaled $1,412 and $3,300, respectively. Interest paid during the nine months ended September 30, 1995 and 1996 totaled $5,267 and $5,803, respectively. Depreciation and amortization expense for the nine months ended September 30, 1995 and 1996 totaled $6,070 and $6,362, respectively, which amounts included debt issue cost amortization of $407 and $347, respectively.

NOTE 9 -- PURCHASE OF EUROPEAN DISTRIBUTION RIGHTS

On June 27, 1996, IMED entered into an agreement, which closed in August 1996, with its European marketing and distribution partner, Pharmacia & Upjohn, Inc. ("Pharmacia"), to reacquire for approximately $11,000 the European Distribution Rights to its IMED line of intravenous infusion pumps and related disposable administration sets and certain related assets. The purchase price was financed using IMED's existing credit facility.

NOTE 10 -- MERGER

On August 23, 1996, IMED entered into a tentative agreement for the acquisition of IVAC Holdings, Inc. (IVAC) and a plan of merger of IVAC and IMED in a cash transaction valued at approximately $400,000. The proposed transaction received regulatory approval in October 1996 and is subject to certain other closing conditions including the completion of the financing necessary to consummate the merger.

                                 PART I -- ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL
Advanced Medical is a holding company for IMED, Fidata Corporation ("Fidata") and several investments. It also identifies and evaluates potential acquisitions and investments and performs various corporate functions. As a holding company, Advanced Medical currently has no revenues to fund its operating and interest expenses and relies on cash generated by cash flow from IMED, external borrowings, sale of investments and other external sources of funds to meet its obligations.

IMED sells and services infusion products primarily in the United States, Western Europe, Canada, Australia, Latin America and the Middle East. IMED generates revenues from the sale and/or lease of infusion instruments and sales of associated proprietary disposable administration sets. Prior to 1993, disposable administration sets used with IMED's piston cassette pumps had generated a majority of IMED's overall sales of disposables and total revenues. During the nine months ended September 30, 1995 and 1996, however, approximately 97% and 99%, respectively, of IMED's revenues from the sale or lease of infusion instruments were attributable to IMED's Gemini series of large volume peristaltic infusion pumps, reflecting the trend in the health care industry away from older piston cassette technology toward the peristaltic technology incorporated in the Gemini series. IMED expects that the shift away from piston cassette technology toward peristaltic technology will continue. IMED discontinued manufacturing piston cassette pumps in the first quarter of 1995. IMED's infusion systems are priced at the high end of the industry price range and compete on the basis of technological sophistication, quality, safety and flexibility in application.

Approximately 68.9% and 71.9% of IMED's net sales during the nine months ended September 30, 1995 and 1996, respectively, were attributable to sales of proprietary disposable administration sets. Prior to the third quarter of 1992, a majority of IMED's net sales attributable to disposable administration sets were generated by sales of administration sets used with IMED's piston cassette pumps. During the nine months ended September 30, 1995 and 1996, however, approximately 77.3% and 82.5%, respectively, of IMED's administration set net sales were attributable to sales of administration sets used with IMED's Gemini series pumps, reflecting the industry shift away from piston cassette technology toward peristaltic technology and IMED's growing installed base of peristaltic pumps.

In recent years, IMED's results of operations have been affected by the cost containment pressures applicable to health care providers. In particular, in order to reduce costs, certain hospitals adopted a new protocol increasing the maximum time between disposable administration set changes from every 24 hours to as much as every 72 hours. Notwithstanding this change in protocol, unit sales volume of IMED's disposable administration sets have increased in every period since January 1, 1993, primarily as a result of IMED's growing installed base of infusion instruments. IMED's profitability is also affected by the increasing use of Group Purchasing Organizations ("GPO"'s) which are better able to negotiate favorable pricing from providers of infusion products such as IMED, and which police compliance with exclusive buying arrangements for their group members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of IMED's existing infusion pumps. IMED expects that such GPOs will become increasingly common and may have an adverse effect on IMED's profitability in the future. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery would affect IMED's future results of operations. Although the final form of any such legislation is not known, it is likely that any such legislation may impose limits on the number and type of medical procedures which may be performed and may restrict a provider's ability to select specific devices or products for use in administering care which, in turn, could adversely impact demand and/or pricing for IMED's products. It is impossible to predict the extent to which IMED may be affected by any such change in legislation.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected financial information expressed as a percentage of sales:


                                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                               ------------------  ------------------
                                                                 1995      1996      1995      1996
                                                                ------    ------    ------    ------

Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%    100.0%    100.0%    100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .      52.6      54.5      56.1      54.7
                                                                ------    ------    ------    ------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . .      47.4      45.5      43.9      45.3
Selling and marketing. . . . . . . . . . . . . . . . . . . .      16.2      15.5      15.6      16.1
General and administrative . . . . . . . . . . . . . . . . .      10.0      10.5       9.3      10.3
Research and development . . . . . . . . . . . . . . . . . .       6.4       7.2       6.8       7.1
                                                                ------    ------    ------    ------
Income from operations . . . . . . . . . . . . . . . . . . .      14.8      12.3      12.2      11.8
Interest expense . . . . . . . . . . . . . . . . . . . . . .      (8.3)     (8.3)     (7.4)     (8.2)
Interest income. . . . . . . . . . . . . . . . . . . . . . .       2.5       3.2       2.2       3.4
Other income (expense), net. . . . . . . . . . . . . . . . .       2.1      (0.2)      0.4       0.3
Provision for income taxes . . . . . . . . . . . . . . . . .       1.5       4.2       0.8       3.9
                                                                ------    ------    ------    ------

Income before extraordinary item . . . . . . . . . . . . . .       9.6%      2.8%      6.6%      3.4%
                                                                ------    ------    ------    ------
                                                                ------    ------    ------    ------

The following table sets forth IMED sales by major product group for the periods presented:

                                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                               ------------------  ------------------
                                                                 1995      1996      1995      1996
                                                                ------    ------    ------    ------


Piston cassette disposables. . . . . . . . . . . . . . . . .    $  3.8    $  3.2   $  13.0   $  10.3
Peristaltic disposables. . . . . . . . . . . . . . . . . . .      14.9      16.5      44.2      48.5
Piston cassette pumps. . . . . . . . . . . . . . . . . . . .       0.1        --       0.5       0.1
Peristaltic pumps. . . . . . . . . . . . . . . . . . . . . .       4.2       5.8      18.0      15.8
ReadyMED . . . . . . . . . . . . . . . . . . . . . . . . . .       0.5       0.5       2.0       1.8
Other (1). . . . . . . . . . . . . . . . . . . . . . . . . .       1.5       1.7       5.3       5.3
                                                                ------    ------    ------    ------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 25.0    $ 27.7    $ 83.0    $ 81.8
                                                                ------    ------    ------    ------
                                                                ------    ------    ------    ------


--------------------

(1) Consists primarily of operating lease income relating to pumps, service fees, license fees revenue and accessory sales.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

SALES.   Sales increased $2.7 million, or 10.8%, from $25.0 million for the three months ended September 30, 1995 to $27.7 million for the three months ended September 30, 1996. United States sales, which were 79.1% of sales for the quarter ended September 30, 1996, increased $2.1 million, or 10.6%, from $19.8 million for the three months ended September 30, 1995 to $21.9 million for the three months ended September 30, 1996. Within the United States infusion therapy business, sales increased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, primarily due to an increase in the volume of both instrument unit and disposable case shipments, offset in part by declines in average selling prices of instruments and disposable administration sets. Sales to customers located outside of the United States increased $0.6 million, or 11.5%, from $5.2 million for the three months ended September 30, 1995 to $5.8 million for the three months ended September 30, 1996, primarily as a result of increased unit volume of disposable administration sets from IMED's growing installed base in Canada, Australia, Latin America and the Far East. The growth in sales to customers located outside the United States was partly offset by a decrease in the volume of disposable administration sets in Western Europe for the three months ended September 30, 1996. During this period, Pharmacia & Upjohn reduced their orders from IMED and shipped existing inventory in anticipation of the IMED acquisition of the European Distribution Rights for IMED products from Pharmacia & Upjohn.

GROSS MARGIN.   Gross margin increased $0.7 million, from $11.9 million for the three months ended September 30, 1995 to $12.6 million for the three months ended September 30, 1996, due primarily to the increase in sales discussed above. Gross margin as a percentage of sales decreased from 47.4% for the three months ended September 30, 1995 to 45.5% for the three months ended September 30, 1996, primarily as a result of the decline in the average selling prices of instruments and disposable administration sets discussed above. The decline in gross margin as a percentage of sales was partly offset by reductions in the manufacturing costs of disposable administration sets, primarily due to (i) negotiated price reductions from suppliers and (ii) the favorable effects of increased manufacturing volume.

SELLING AND MARKETING.   As a percentage of sales, selling and marketing
expenses decreased from 16.2% for the three months ended September 30, 1995 to 15.5% for the three months ended September 30, 1996, primarily as a result of the increase in sales discussed above. Selling and marketing expenses increased from $4.1 million for the three months ended September 30, 1995 to $4.3 million for the three months ended September 30, 1996, primarily due to the recognition of selling and marketing expenses of IMED, Ltd. in the month of September 1996, as a result of IMED's acquisition of the European Distribution Rights for IMED products from Pharmacia & Upjohn. Pharmacia & Upjohn had previously been responsible for all sales and marketing in Western Europe.

GENERAL AND ADMINISTRATIVE.   General and administrative expenses increased from
$2.5 million for the three months ended September 30, 1995 to $2.9 million for the three months ended September 30, 1996, primarily due to the recognition of general and administrative expenses by IMED, Ltd. in the month of September 1996 -- see "Selling and Marketing," above, and the recognition of legal fees associated with the Stipulation and Agreement of Compromise and Settlement related to the 10% Preferred Stock -- see Part I - Item 1, Note 6. As a percentage of sales, general and administrative expenses increased from 10.0% for the three months ended September 30, 1995 to 10.5% for the three months ended September 30, 1996, primarily as a result of the increase in general and administrative expenses.

RESEARCH AND DEVELOPMENT.   Research and development expenses increased from
$1.6 million for the three months ended September 30, 1995 to $2.0 million for the three months ended September 30, 1996, primarily as a result of the timing of certain expenses associated with the development of a new modular infusion pump system. Research and development expenses for the year ending December 31, 1996 is expected to be comparable to research and development expenses for the year ended December 31, 1995. As a percentage of sales, research and development expenses increased from 6.4% for the three months ended September 30, 1995 to 7.2% for the three months ended September 30, 1996, primarily as a result of the increase in research and development expenses.

INCOME FROM OPERATIONS.   For the reasons discussed above, as a percentage of
sales, income from operations decreased from 14.8%, or $3.7 million, for the three months ended September 30, 1995 to 12.3%, or $3.4 million, for the three months ended September 30, 1996.

INTEREST EXPENSE.   Interest expense increased from $2.1 million for the three months ended September 30, 1995 to $2.3 million for the three months ended September 30, 1996, primarily as a result of higher average borrowings.

INTEREST INCOME. Interest income increased from $0.6 million for the three months ended September 30, 1995 to $0.9 million for the three months ended September 30, 1996, primarily due to interest earned on restricted cash in the three months ended September 30, 1996.

NET INCOME. Income before extraordinary item decreased $1.6 million, from $2.4 million for the three months ended September 30, 1995 to $0.8 million for the three months ended September 30, 1996, for the reasons discussed above and an increase in the effective income tax rate. The effective income tax rate increased from the three months ended September 30, 1995 to the three months ended September 30, 1996, as the Company has utilized all of its available tax loss carryforwards.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

SALES.   Sales decreased $1.2 million, or 1.5%, from $83.0 million for the nine months ended September 30, 1995 to $81.8 million for the nine months ended September 30, 1996. United States sales, which were 79.0% of sales for the nine months ended September 30, 1996, decreased $3.0 million, or 4.4%, from $67.6 million for the nine months ended September 30, 1995 to $64.6 million for the nine months ended September 30, 1996. Within the United States infusion therapy business, sales decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, primarily due to (i) a decrease in the volume of instrument shipments, primarily attributable to several large transactions during the nine months ended September 30, 1995 and
(ii) a decline in the average selling price of IMED's instruments and disposable administration sets, offset in part by an increase in unit volume of disposable administration set sales. Sales to customers located outside of the United States increased $1.8 million, or 11.7%, from $15.4 million for the nine months ended September 30, 1995 to $17.2 million for the nine months ended September 30, 1996, primarily as a result of increased unit volume of disposable administration sets from IMED's growing installed base in Canada, Australia, Latin America and the Far East.

GROSS MARGIN.   Gross margin increased $0.6 million, from $36.4 million for the nine months ended September 30, 1995 to $37.0 million for the nine months ended September 30, 1996, due primarily to the decrease in cost of sales discussed below. Despite the decline in average selling prices of instruments and disposable administration sets discussed above, gross margin as a percentage of sales increased from 43.9% for the nine months ended September 30, 1995 to 45.3% for the nine months ended September 30, 1996, primarily as a result of reductions in the manufacturing cost of disposable administration sets caused by
(i) increased outsourcing of molded parts and components; (ii) negotiated price reductions from suppliers; and (iii) the favorable effects of increased manufacturing volume. Gross margin also increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 as a result of lower unit cost for inventory at December 31, 1995 that were sold during the nine months ended September

30, 1996 compared to the unit cost for inventory at December 31, 1994 that were sold during the nine months ended September 30, 1995.

SELLING AND MARKETING.   As a percentage of net sales, selling and marketing
expenses increased from 15.6% for the nine months ended September 30, 1995 to 16.1% for the nine months ended September 30, 1996, primarily as a result of the decrease in sales discussed above. Selling and marketing expenses increased from $13.0 for the nine months ended September 30, 1995 to $13.2 for the nine months ended September 30, 1996, primarily due to the recognition of selling and marketing expenses by IMED Ltd. in the month of September 1996, as a result of IMED's acquisition of the European Distribution Rights for IMED products from Pharmacia & Upjohn. Pharmacia & Upjohn had previously been responsible for all sales and marketing in the European territory.

GENERAL AND ADMINISTRATIVE.   General and administrative expenses increased from
$7.7 million for the nine months ended September 30, 1995 to $8.5 million for the nine months ended September 30, 1996, primarily as a result of recruitment and relocation expenses of development personnel and expenses related to investments in information technology. General and administrative expenses also increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, due to the recognition of general and administrative expenses by IMED Ltd. in the month of September 1996 -- see "Selling and Marketing," above. As a percentage of sales, general and administrative expenses increased from 9.3% for the nine months ended September 30, 1995 to 10.3% for the nine months ended September 30, 1996, primarily as a result of the increase in general and administrative expenses and the decrease in sales discussed above.

RESEARCH AND DEVELOPMENT.   Research and development expenses increased from
$5.6 million for the nine months ended September 30, 1995, to $5.8 million for the nine months ended September 30, 1996, primarily as a result of the timing of certain expenses associated with the development of a new modular infusion pump system. Research and development expenses for the year ending December 31, 1996 is expected to be comparable to research and development expenses for the year ended December 31, 1995. As a percentage of net sales, research and development expenses increased from 6.8% for the nine months ended September 30, 1995 to 7.1% for the nine months ended September 30, 1996 primarily as a result of the decrease in sales discussed above.

INCOME FROM OPERATIONS.   For the reasons discussed above, as a percentage of
sales, income from operations decreased from 12.2%, or $10.2 million, for the nine months ended September 30, 1995 to 11.8%, or $9.6 million, for the nine months ended September 30, 1996.

INTEREST EXPENSE.   Interest expense increased from $6.2 million for the nine
months ended September 30, 1995 to $6.7 million for the nine months ended September 30, 1996, primarily as a result of higher average borrowings.

INTEREST INCOME.   Interest income increased from $1.8 million for the nine
months ended September 30, 1995 to $2.8 million for the nine months ended September 30, 1996, primarily due to interest earned on restricted cash in the nine months ended September 30, 1996.

NET INCOME.   Income before extraordinary item decreased $2.7 million, from $5.5 million for the nine months ended September 30, 1995 to $2.8 million for the nine months ended September 30, 1996, for the reasons discussed above and an increase in the effective income tax rate. The effective income tax rate increased from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 as the Company has utilized all of its available tax loss carryforwards.

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

In 1996, IMED's cash flow from operations was $15.6 million and net borrowings under the credit facility were $8.8 million which was used for (i) advances of $7.4 million to Advanced Medical, as permitted under the Amended Loan Agreement,
(ii) payments of $1.5 million for the Debiotech Agreement, (iii) capital expenditures of $4.0 million and (iv) purchase of European Distribution Rights from Pharmacia & Upjohn of $11.1 million. In addition to IMED's cash flow from operations, IMED has readily available financial resources under a $35.0 million revolving credit facility. As of September 30, 1996, IMED had $13.8 million available for use under its revolving credit facility. IMED relies on cash generated from operations, together with funds available from the revolving credit facility, to fund its working capital requirements, interest on the GECC credit facility, capital expenditures and transfers to Advanced Medical.

In addition to financial resources available to IMED from operations and the revolving credit facility, management considers it important for Advanced Medical to maintain financial resources to take advantage of growth and investment opportunities. Accordingly, in December 1995, the Company borrowed $25.0 million from Decisions Incorporated ("Decisions") (the "$25 Million Note"). On June 28, 1996, Advanced Medical purchased GECC's warrant to acquire common shares equal to 10% of IMED's common stock, on a fully diluted basis, for $12.5 million. The proceeds from the $25 Million Note were used to make this acquisition. As of September 30, 1996, $12.5 million remain from the proceeds of the $25 Million Note and are available to satisfy growth and investment opportunities, with some restrictions. The remaining proceeds are classified as restricted cash (non-current) in the condensed consolidated balance sheet.

The Company considers its investment in the common stock of Alteon, Inc. ("Alteon") to be a significant source of capital and liquidity. Under the loan agreements, the Alteon common stock holdings and the proceeds from any sales are pledged as security and are restricted to the satisfaction of working capital requirements. As of September 30, 1996, the Company owned approximately 423,000 shares of Alteon common stock which were registered under the Securities Act on October 1, 1993, and had an aggregate market value of approximately $3.6 million based upon the closing price per share on the NASDAQ National Market System ("NASDAQ"). Prices obtainable in any private sales of such securities are likely to be lower than those quoted on the NASDAQ. Alteon is engaged in the research and development of medical and pharmaceutical products and as such has not yet successfully brought products to the market. Therefore, failure of Alteon to develop and market their products successfully could adversely affect the ability of the Company to dispose of its investments therein upon favorable terms.

The Company had working capital of $31.9 million as of December 31, 1995 compared with working capital of $35.3 million as of September 30, 1996. The increase in working capital resulted primarily from an increase in inventory levels and a reduction in taxes payable due to tax payments. The increase in working capital resulting from these items was partly offset by the decrease in the market value of Advanced Medical's investment in Alteon common stock and the reduction in receivables due to the collection of year-end receivables.

The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and has not declared and paid dividends since March 1993. As of September 30, 1996, there were 329,853 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $1.2 million. In addition to the 10% Preferred Stock, as of September 30, 1996, there were 333,000 shares of 15% convertible preferred stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $1.1 million. Since the Company has obtained the consent of the holders of the $25 Million Note to do so, the Company intends to redeem the outstanding 10% Preferred Stock, the 15% convertible preferred stock and to pay all accrued dividends thereon in the near future from a portion of the proceeds from the $25 Million Note. (See Part I, Item 1, Note 6.)

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

RECENT ACCOUNTING STANDARDS
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to measure its stock-based compensation in accordance with APB 25. Certain pro forma disclosures required by SFAS 123 will be made in 1996 in accordance with SFAS 123. The Company does not expect the adoption of SFAS 123 to have a significant effect on its financial position or results of operations.

                                     PART II
                                OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company was a defendant in a QUI TAM lawsuit filed by a former IMED employee in the United States District Court for the Northern District of Illinois which alleges fraud in the inducement, breach of employment contract, violation of the Illinois Sales Representative Act, common law fraud, RICO and violations of the Federal False Claims Act and Medicare Fraud and Abuse Act. To date, the United States has declined to intervene in this action. On January 3, 1996, counsel for the plaintiff voluntarily dismissed the complaint with leave to file an amended complaint. An amended complaint, alleging substantially the same matters, was filed on February 22, 1996. Subsequent thereto, the plaintiff replaced its counsel. On September 18, 1996, counsel for the plaintiff moved to withdraw the pending complaint with leave to file an amended complaint, which motion was granted. The Company believes it has sufficient defenses to all potential claims by the plaintiff.

See Item 3. of the Company's December 31, 1995 Form 10-K and Item 3. of the September 30, 1996 Form 10-Q, below.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

(b) ARREARAGES IN THE PAYMENT OF PREFERRED STOCK DIVIDENDS

The Company did not pay the March 28, 1994 mandatory redemption of all outstanding shares of $.01 par value mandatorily redeemable preferred stock ("10% Preferred Stock") and has not declared and paid dividends since March 1993. As of September 30, 1996, there were 329,853 shares of 10% Preferred Stock currently outstanding with a liquidation preference of $10 per share and accrued and unpaid dividends were approximately $1,155,000. In addition to the 10% Preferred Stock, as of September 30, 1996, there were 333,000 shares of 15% convertible preferred stock currently outstanding with a liquidation preference of $6.40 per share and accrued and unpaid dividends were approximately $1,119,000.

On June 18, 1996, the Company and its directors entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation") with respect to the settlement of an action based upon the Company's failure to redeem its outstanding shares of 10% Preferred Stock and certain loans of Decisions to the Company. Pursuant to the Stipulation, the Company agreed to (i) redeem its outstanding 10% Preferred Stock, plus accrued and unpaid dividends, less $1.50 per share as fees to counsel for plaintiff, (ii) the payment of $500,000 in attorneys fees and (iii) amend its by-laws to add a provision concerning material transactions between the Company and any control person. The proposed settlement, per the Stipulation, was approved by the court and will be paid on or after December 16, 1996, upon the surrender of the certificates representing the shares of 10% Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.4  --   The Agreement and Plan of Merger dated August 23, 1996 by and among
          IMED Corporation, IMED Merger Sub, Inc., IVAC Holdings, Inc., IVAC Medical Systems, Inc. and the Participating Shareholders. (Incorporated by reference to Exhibit 2 to the Company's August 26, 1996 report on Form 8-K.)

4.15 -- Notice of Pendency of Class Action, Class Determination, Settlement of Class and Derivative Action, Settlement Hearing and Right to Appear to all holders of the Company's 10% Cumulative Preferred Stock and common stock as of March 20, 1996 (and their successors in interest) and all current shareholders of the Company. (Incorporated by reference to Exhibit 4.15 to the Company's report on Form 10-Q for the quarter ended June 30, 1996.)

10.27 -- Memorandum of Understanding dated March 19, 1996, by and between the Company and plaintiff class represented by Richard C. Goodwin, with respect to the settlement of a class action lawsuit. (Incorporated by reference to Exhibit 10.27 to the Company's report on Form 10-Q for the quarter ended March 31, 1996.)

10.28 -- Asset Transfer Agreement dated June 26, 1996 by and between the Company and Pharmacia & Upjohn Limited with respect to the acquisition of certain European assets. (Incorporated by reference to Exhibit
          10.28 to the Company's report on Form 10-Q for the quarter ended June 30, 1996.)

10.29 -- Assignment Agreement dated June 26, 1996 by and between the Company and Pharmacia, AB with respect to the acquisition of European distribution rights. (Incorporated by reference to Exhibit 10.29 to the Company's report on Form 10-Q for the quarter ended June 30, 1996.)

10.30 -- Letter Agreement by and between Advanced Medical and Jeffry M. Picower. (Incorporated by reference to Exhibit 10 to the Company's August 26, 1996 report on Form 8-K.)

11.1 -- Computation of Net Income per share for the three and six month periods ended June 30, 1995 and 1996.

99.5 -- Pro forma financial statements as of June 30, 1995, December 31, 1995 and June 30, 1996 of IMED Corporation and IVAC Holdings, Inc. The financial data did not include the separate financial data of the Registrant. Pro forma data of the registrant and IVAC Holdings will be provided in a subsequent filing on Form 8-K. (Incorporated by reference to Exhibit 99 to the Company's October 17, 1996 report on Form 8-K.)

99.6 -- Pro forma financial statements as of September 30, 1995, December 31, 1995, and September 30, 1996 of IMED Corporation and IVAC Holdings, Inc. The financial data did not include the separate financial data of the Registrant. Pro forma data of the registrant and IVAC Holdings will be provided in a subsequent filing on Form 8-K.

                    -----------------------------------------

(b)  Reports on Form 8-K

A Report on Form 8-K was filed on August 26, 1996. The Agreement and Plan of Merger dated August 23, 1996, by and among IMED Corporation, IMED Merger Sub, Inc., IVAC Holdings, Inc., IVAC Medical Systems, Inc. and the Participating Stockholders, was reported. Also reported was a letter agreement by and between Advanced Medical and Jeffry M. Picower.

A Report on Form 8-K was filed on October 17, 1996. The pro forma financial statements of IMED Corporation and IVAC Holdings, Inc. were reported. The financial data did not include the separate financial data of the Registrant. Pro forma data of the Registrant and IVAC Holdings will be provided in a subsequent filing on Form 8-K.

A Report on Form 8-K was filed on October 24, 1996. A press release dated October 24, 1996 was reported.

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


                                                          ADVANCED MEDICAL, INC.
                                                          ----------------------
                                                                    (REGISTRANT)




Date:   October 30, 1996                     By:         /s/ JOSEPH W. KUHN

                                                  ------------------------------
                                                                  Joseph W. Kuhn
                                                                       PRESIDENT
                                                   (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

Exhibit                                                                  Page
  No.                                                                     No.
-------                                                                  -----

11.1 -- Computation of Net Income per share for the three and nine month periods ended September 30, 1995 and 1996.

99.6 -- Pro forma financial statements as of September 30, 1995, December 31, 1995 and September 30, 1996 of IMED Corporation and IVAC Holdings, Inc. The financial data did not include the separate financial data of the Registrant. Pro forma data of the registrant and IVAC Holdings will be provided in a subsequent filing on Form 8-K.