Form 10-K405
period 1996-12-31
ADVANCED MEDICAL INC
filed 1997-04-15
CIK 817161

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996 or
       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        For the transition period from to
                         Commission file number 33-26398

                             ADVANCED MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                               13-3492624
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification Number)
      10221 WATERIDGE CIRCLE                           92121
       SAN DIEGO, CALIFORNIA                        (Zip Code)
  (Address of principal executive
             offices)

       Registrant's telephone number, including area code: (619) 458-7000

Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                            ON WHICH REGISTERED
------------------------------------   ------------------------------------
Common Stock, $0.01 par value                American Stock Exchange
7 1/4% Convertible Subordinated              American Stock Exchange
Debentures due 2002

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: _X_ NO: ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the registrant's common stock, $0.01 par value per share ("Common Stock"), held by nonaffiliates of the registrant, computed by reference to the price at which such stock was last sold on April 11, 1997, was $52,076,780. Solely for purposes of this calculation, the following persons, who beneficially owned in the aggregate 47,116,309 shares of Common Stock at April 11, 1997, have been deemed to be affiliates of the registrant: directors of the registrant, the Named Executive Officers (as defined) and known stockholders of the registrant beneficially owning 5% or more of the outstanding shares of Common Stock.

At April 11, 1997, the registrant had 59,019,573 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

    Advanced Medical, Inc. ("Advanced Medical"), through its major operating subsidiary, is a leading provider of infusion systems and related technologies to the health care industry. Advanced Medical was incorporated on September 28, 1988 under the laws of the State of Delaware.

    On November 26, 1996, a series of mergers (collectively, the "Merger") were effected pursuant to which the operations of IMED Corporation and IVAC Medical Systems, Inc. ("IVAC Medical Systems"), formerly known as IVAC Corporation and a wholly-owned subsidiary of IVAC Holdings, Inc. ("IVAC Holdings"), were transferred to IVAC Holdings and IVAC Holdings became a wholly-owned subsidiary of Advanced Medical. References herein to the "Company" refer to IVAC Holdings after the Merger.

    Prior to the Merger, IMED Corporation was a wholly-owned subsidiary of Advanced Medical and IVAC Holdings was owned by various stockholders unaffiliated with Advanced Medical. References herein to "IMED" refer to IMED Corporation or IMED Corporation and its subsidiaries, as the context may require, in each case prior to the Merger. References herein to "IVAC" refer to IVAC Holdings and its subsidiaries (other than River Medical, Inc., the operations of which were discontinued by IVAC in June 1996) prior to the Merger.

OVERVIEW

    The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). In addition, the Company is a leader in the international infusion systems market. The Company, based on installed base of infusion pumps, has a number one or two market position in eleven Western European countries, the number three market position in Germany and Italy, the largest installed base of infusion pumps in Australia and Canada, and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver fluids, generally pharmaceuticals or nutritionals, accurately and safely to patients, consist of single and multi-channel infusion pumps and controllers, and proprietary and non-proprietary disposable administration sets (plastic tubing and pump interfaces). In addition, the Company is a leading provider of vital signs measurement products that measure and monitor temperature, pulse and blood pressure, with the largest installed base of hospital thermometry systems in the United States.

    The Company sells a full range of products through a direct sales force consisting of over 230 salespersons and through more than 150 distributors to over 5,000 hospitals worldwide. On a pro forma basis, the Company's United States sales and sales to customers located outside the United States would have accounted for approximately 65% and 35%, respectively, of the Company's pro forma sales for 1996. For the year ended December 31, 1996, on a pro forma basis, the Company would have had sales of approximately $346.3 million.

    The Company's goals are to: (i) enhance its worldwide position as a leading provider of cost-effective, high-quality infusion systems in the hospital setting; (ii) expand its presence in the alternate site market;

                            ------------------------

    The Company has registered or applied to register the following trademarks:
IMED-Registered Trademark-, Accuset-Registered Trademark-,
Graviset-Registered Trademark-, Microset-Registered Trademark-, Flo-Stop-Registered Trademark-, Gemini-Registered Trademark-, Gemini PC-1-Registered Trademark-, Gemini PC-2-Registered Trademark-, Gemini PC-4-Registered Trademark-, Gemini PC-2TX-Registered Trademark-,
PC-1-Registered Trademark-, PC-2-Registered Trademark-,
PC-4-Registered Trademark-, Autotaper-Registered Trademark-, Versataper-Registered Trademark-, microSTAR-Registered Trademark-, ReadyMED, VersaSafe-Registered Trademark-, IVAC-Registered Trademark-, IVAC MEDICAL SYSTEMS-TM-, CORE-CHECK-Registered Trademark-, DYNAMIC MONITORING-TM-, MEDSYSTEM III-TM-, PCAM-TM-, SIGNATURE EDITION-TM-, TEMP-PLUS-Registered Trademark-, VITAL-CHECK-Registered Trademark-, ACCUSLIDE-TM-, and Smart-Site-TM-, SAFSITE-Registered Trademark- is a registered trademark of B. Braun, Inc.

(iii) expand its product lines through strategic acquisitions and alliances; and
(iv) increase sales, profitability and EBITDA. In order to achieve these goals, management will focus on implementing the following strategies: (i) expanding internal growth by continuing to develop, manufacture and market new products while also making innovations to its existing product lines; (ii) increasing international operations; (iii) reducing production and operating costs; and
(iv) capitalizing on strategic acquisitions.

    INFUSION SYSTEMS. At December 31, 1996, the Company had approximately 214,000 single and multi-channel large volume infusion pumps installed in the United States, with a market share of approximately 40% of the installed base of infusion pump channels in the United States. The Company offers a wide variety of infusion pumps designed to meet the varying price and technological requirements of its broad array of customers. These infusion pumps include the Gemini series, consisting of single, dual and four channel infusion pumps designed for use in all hospital settings by customers with sophisticated technological requirements; the Signature Edition system, a versatile, user-friendly single and dual channel infusion pump for use in general medical and surgical settings; the MedSystem III instrument ("MS III"), a compact, lightweight, programmable three channel infusion pump targeted for the hospital critical care setting; and the 560/570 Series, consisting of single channel infusion pumps designed for the price-conscious customer. In addition, the Company offers the ReadyMED ambulatory infusion pump ("ReadyMED"), which is compact, lightweight and disposable, for use in the alternate site market and a variety of syringe infusion pumps for use primarily outside the United States.

    The Company manufactures higher margin proprietary disposable administration sets which can only be used with the Company's large volume infusion pumps. Since the useful life of the Company's infusion pumps is typically seven to ten years, the Company's industry-leading installed base allows it to generate stable, predictable and recurring revenues from sales of disposable administration sets. In 1996, the Company sold, on a pro forma basis, approximately 49 million proprietary and 11 million non-proprietary disposable administration sets. The Company's disposable administration sets offer protection features designed to prevent the unregulated flow of fluids into a patient's blood stream ("free flow"). In addition, the Company has recently introduced several enhancements to its disposable administration sets, including needleless access systems that are designed to reduce the risk to health care providers of diseases, such as AIDS and hepatitis, that may be transmitted through accidental needlesticks and, in the case of the SmartSite System, to eliminate patient exposure to latex which can cause severe allergic or anaphylactic shock reactions. These features continue to provide the Company's customers with the latest cost-effective technology for the Company's installed base of infusion pumps. For the year ended December 31, 1996, on a pro forma basis, the Company's infusion systems sales would have been approximately $292.1 million, representing approximately 84% of the Company's pro forma sales.

    VITAL SIGNS MEASUREMENT PRODUCTS. The vital signs measurement products market consists of discrete market niches, each of which has different competitive dynamics. The Company primarily operates in the United States, Canada and Western Europe in two market niches of the vital signs measurement products market: (i) hospital thermometry systems and (ii) stand-alone, non-invasive, multi-parameter instruments used to measure and monitor a combination of temperature, pulse and blood pressure. The Company's large base of installed hospital thermometry instruments allows it to generate stable, predictable and recurring revenues from sales of related disposable probe covers. In 1996, the Company manufactured and sold over 595 million proprietary disposable probe covers. For the year ended December 31, 1996, on a pro forma basis, the Company's vital signs measurement products sales would have been approximately $33.2 million, representing approximately 10% of the Company's pro forma sales.

    At December 31, 1996, the Company's installed base of thermometry instruments constituted approximately 42% of the United States hospital electronic and infrared thermometry market, making the Company the largest provider of hospital thermometry systems in the United States. The Company's principal thermometry instruments are the TEMP-PLUS II electronic thermometer and the CORE-CHECK infrared thermometer, both of which are widely used in hospitals and alternate site settings. The Company is also the second largest participant in the United States infrared thermometry market, the fastest growing segment of the hospital thermometry market, and, at December 31, 1996, had approximately 31% of the United States hospital installed base. In addition, the Company's hospital installed base of stand-alone, non-invasive, multi-parameter instruments, which measure and monitor temperature, pulse and blood pressure, is the second largest in this market niche in the United States.

INDUSTRY

    GENERAL. Cost containment measures both imposed and proposed by federal and state regulators and private payors, combined with increased utilization review and case management, have led to greater financial pressure on hospitals. In response to these cost-containment pressures, hospitals and other potential customers for the Company's products are increasingly combining into group purchasing organizations ("GPOs") which may be large and which effectively police compliance with exclusive purchase commitments. GPOs may enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or vital signs measurement products, for a period of several years. See "-- Marketing and Sales." These trends have, in turn, led to downward pricing pressure on manufacturers of medical products, including the Company, and greater use of alternate sites for treatment. Growth in the alternate site market is also attributable to advances in technology that have facilitated the provision of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable with home infusion therapy and increased acceptance by the medical community of, and patient preference for, non-hospital treatment. As both the complexity of infusion therapy treatments and the potency of drugs administered have increased, the demand for technologically-advanced infusion systems has risen significantly. In the vital signs measurement products markets, similar trends of cost reduction of health care delivery and technological innovation have resulted in the creation of a number of new products and product areas, such as infrared thermometry products, pulse oximetry and multi-parameter patient monitoring products.

    The Company believes that as the infusion system and vital signs measurement products markets continue to mature, providers of goods and services in these markets will need to increase the scale of their operations and broaden the scope of their product lines in order to leverage worldwide sales, service and research and development infrastructures. These trends are driving industry consolidation which, in turn, provides opportunities for leading suppliers to increase market share and participate in strategic alliances, joint ventures and acquisitions.

    The United States hospital market consists of approximately 5,300 hospitals with a total of approximately 900,000 licensed beds and can be divided into three major areas: critical care (E.G., adult, pediatric and neonatal intensive care units), specialty units (E.G., oncology, ob/gyn, coronary care and emergency room/trauma) and general medical/surgical. The alternate site market encompasses all health care provided outside a hospital and is comprised primarily of home health care, freestanding clinics, skilled nursing facilities and long-term care facilities.

    INFUSION SYSTEMS. Intravenous infusion therapy generally involves the delivery of one or more fluids, primarily pharmaceuticals or nutritionals, to a patient through an infusion line inserted into the circulatory system. Over the past 20 years, as both the reliance on intravenous drug therapy and the potency of the drugs administered have increased, the need for extremely precise administration and monitoring of intravenous fluids has risen significantly.

    Infusion systems are differentiated on a number of characteristics including size, weight, number of delivery channels, programmability, mechanism of infusion, cost and service. One of the key differences among infusion systems is the level of control that such systems afford to both medical staffs and patients. Infusion systems are generally designed for either critical care or general care use, with the latter group being used both in hospitals and at alternate site facilities.

    The United States infusion therapy market had sales of approximately $1.5 billion in 1996 and has grown at an estimated compound annual growth rate of approximately 3.8% from 1992 to 1996. There are two principal markets for infusion systems: the hospital market and the alternate site market. These markets had sales in the United States of approximately $1.1 billion and $360 million, respectively, in 1996, and estimated annual compound growth rates of approximately 1.6% and 12%, respectively, from 1992 to 1996.

    Infusion systems include three major delivery technologies: pumps/controllers, disposable pumps and gravity delivery products. In 1996, these three segments had sales in the United States of approximately $800 million, $80 million and $350 million, respectively. While the Company competes in the pumps/ controllers and disposable pumps segments, it has never competed in gravity delivery products because of the commodity nature of this market.

    Controllers typically are nonvolumetric devices that regulate flow by electronically counting drops rather than by measuring a specific volume of fluid. The Company does not currently market a traditional controller, but some of its infusion pumps can be used in a controller mode. Infusion pumps use positive pressure to overcome the resistance in the infusion tubing and the back pressure generated by the patient's circulatory system. Infusion pumps administer precise, volumetrically measured quantities of fluids more accurately and over a wider range of infusion rates than controllers. For this reason, infusion pumps are used more frequently than controllers to administer expensive, critical or potent therapeutics. Syringe pumps operate by gradually depressing the plunger on a standard disposable syringe, thereby delivering a more concentrated dose of medication at a very precise rate of accuracy. Disposable pumps are single-use products designed for use primarily in general care settings.

    Historically, controllers have held a major share of the installed base of infusion instruments, principally because they were significantly less expensive than infusion pumps. As infusion pump prices declined and their technological capabilities increased, the purchasing trend has been toward infusion pumps. As of the end of 1996, infusion pumps represented approximately 98%, and controllers represented approximately 2%, of the installed base of infusion instruments in the United States hospital market and less than 1% of the infusion instruments sold in 1996 were controllers.

    The infusion systems sold in the markets in which the Company competes consist of single and multi-channel infusion pumps and disposable administration sets. As treatment regimens have become more complex and as the critically ill constitute an increasing percentage of hospital patients, the average hospital patient now requires a greater number of intravenous lines and more potent therapeutics, thereby creating a greater need for technologically-advanced infusion systems. As a result, United States sales of channels relating to multi-channel infusion pumps have increased from approximately 28% of total United States channels sold in 1991 to approximately 39% of total United States channels sold in 1996.

    All infusion pumps and controllers require the use of disposable administration sets. A set consists of a plastic interface and tubing and may have a variety of features such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple ports for injecting medication and delivery of more than one solution. Components such as burettes and filters may also be added for critical drugs or special infusion. Almost all of these sets, including those manufactured by the Company, are compatible only with their particular manufacturer's line of infusion systems. Since these disposable administration sets tend to have significantly higher margins than infusion pumps, the establishment of an extensive installed base, such as the Company's, is important for generating ongoing disposable administration set sales and enhancing overall margins.

    VITAL SIGNS MEASUREMENT PRODUCTS. Vital signs measurement products are used to measure and monitor temperature, pulse, blood pressure and respiration rate. Products sold in this market have varying levels of technological sophistication and are used in a variety of diagnostic and health care settings. The vital signs measurement products market consists of discrete market niches each of which has different competitive dynamics. The Company competes in two niches--hospital thermometry systems, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor a combination of temperature, pulse and blood pressure. In the United States, these two market niches had sales of approximately $55.0 million and $25.0 million, respectively, in 1996.

    The three major instrument types in the hospital thermometry market are glass, electronic and infrared devices, which in 1996 accounted for approximately 5%, 65% and 30%, respectively, of the United States hospital market installed base. The Company offers electronic and infrared instruments but does not compete in the glass thermometry market. Over the last several years, there has been a shift toward increased use of infrared instruments due primarily to their ease of use. While infrared thermometers constituted only approximately 30% of the installed base in the United States in 1996, sales of these products accounted for approximately 58% of total market sales in 1996.

    As with the infusion therapy market, the hospital thermometry market has higher margin disposable products that are used in concert with instruments and, consequently, the existence of an installed base is important for generating ongoing disposable product sales and enhancing overall margins.

PRODUCTS AND SERVICES

    The Company manufactures and markets both single and multi-channel infusion pumps and disposable administration sets. At December 31, 1996, the Company had approximately 214,000 single and multi-channel large volume infusion pumps installed in the United States, with a market share of approximately 40% of all installed channels in the United States. The Company's infusion pumps include large volume infusion pumps such as its Gemini series, the Signature Edition system, MS III and 560/570 Series pumps, syringe infusion pumps such as P1000, P3000, PCAM and P7000, which are sold primarily in Western Europe, and ReadyMED. The Company's large volume infusion pumps require the use of higher margin proprietary disposable administration sets. The Company also sells non-proprietary disposable administration sets for use with syringe infusion pumps manufactured by the Company and others. Furthermore, the Company manufactures and markets hospital thermometry instruments and related disposable probe covers, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor temperature, pulse and blood pressure. In the United States hospital electronic and infrared thermometry market, the Company had an installed base market share of approximately 42% in 1996 and was the second largest supplier of hospital thermometry products in the infrared market. In its niche of stand-alone, non-invasive, multi-parameter instruments, the Company had an installed base market share of approximately 14% in the United States in 1996.

    The table set forth below summarizes the key features, actual or estimated market introduction dates and predecessor product line information with respect to the Company's product line and products in development.

                                                                                               PREDECESSOR
          PRODUCT                    DESCRIPTION                    STATUS                    PRODUCT LINE
---------------------------  ---------------------------  ---------------------------  ---------------------------
LARGE VOLUME INFUSION PUMPS

PISTON CASSETTE PUMPS        Full line of single channel  Various models introduced    IMED
                               pumps                        between 1974 and 1981

PERISTALTIC PUMPS

  GEMINI PC-1                Single channel instrument    Marketed since 1988          IMED
                               with pump and controller
                               capability; for use in
                               all hospital settings

                                                                                               PREDECESSOR
          PRODUCT                    DESCRIPTION                    STATUS                    PRODUCT LINE
---------------------------  ---------------------------  ---------------------------  ---------------------------
  GEMINI PC-2                Dual channel instrument      Marketed since 1987          IMED
                               with pump and controller
                               capability; for use in
                               all hospital settings

  GEMINI PC-2TX              Dual channel instrument      Marketed since May 1994      IMED
                               with pump and controller
                               capability; programmable
                               drug delivery/dose
                               calculations and pressure
                               history; for use in all
                               hospital settings

  GEMINI PC-4                Four channel instrument      Marketed since December      IMED
                               with pump and controller     1992
                               capability; programmable
                               drug delivery/dose
                               calculations and pressure
                               history; for use in all
                               hospital settings

  MODULAR INFUSION PUMP      Compact, flexible,           Market introduction planned  IMED
                               lightweight modular          for 1998
                               infusion pump with an
                               adjustable hardware and
                               software platform with
                               advanced programming
                               capabilities; for use in
                               all hospital and certain
                               alternate site settings

  560/570 SERIES             Single channel pump with     On market since 1983 and     IVAC Medical Systems
                               largest installed base       1990, respectively
                               worldwide; for general
                               care use in the United
                               States, and general and
                               critical care use in
                               Europe

                                                                                               PREDECESSOR
          PRODUCT                    DESCRIPTION                    STATUS                    PRODUCT LINE
---------------------------  ---------------------------  ---------------------------  ---------------------------
  597/598 SERIES             Single channel, multi-pump   On market in Europe since    IVAC Medical Systems
                               configuration of reduced     1993
                               size and weight; used
                               frequently for delivery
                               of nutritional products;
                               sold in Europe; for
                               general care and
                               alternate site use

  MS III                     Three channel pump;          Originally introduced in     IVAC Medical Systems
                               smallest and lightest        late 1980s by Siemens
                               multi-channel pump           Infusion Systems, Ltd. as
                               available on the United      MiniMed; reengineered
                               States market; for           since its acquisition in
                               critical care use            1993

  SIGNATURE EDITION          Single and dual channel      Selectively marketed since   IVAC Medical Systems
    (MODEL 7100/7200)          pump; incorporates           September 1995; full
                               intuitive user interface;    commercial availability
                               for critical and general     in the United States
                               care use                     achieved in the first
                                                            quarter of 1996;
                                                            introduction in Europe
                                                            planned for the second
                                                            half of 1997

  SIGNATURE EDITION          Single channel pump using    Market introduction planned  IVAC Medical Systems
    (MODEL 7000)               the Signature Edition        for late 1997
                               technology platform
                               designed for the
                               price-conscious consumer;
                               intended to be marketed
                               in the United States for
                               general care use

SYRINGE INFUSION PUMPS

  P1000, P2000, P3000,       Preferred method of          Various models introduced    IVAC Medical Systems
    P4000                      delivery in many markets     between late 1980s and
                               outside the United           early 1990s
                               States; for critical and
                               non-critical care use

                                                                                               PREDECESSOR
          PRODUCT                    DESCRIPTION                    STATUS                    PRODUCT LINE
---------------------------  ---------------------------  ---------------------------  ---------------------------
  P7000                      Syringe pump with advanced   Introduced to European       IVAC Medical Systems
                               features for critical,       market during second
                               non-critical and neonatal    quarter of 1996
                               care use in markets
                               outside the United States

  P6000                      Syringe pump using the       Introduction to European     IVAC Medical Systems
                               P7000 technology platform    market planned for the
                               designed for the             second half of 1997
                               price-conscious consumer
                               in markets outside the
                               United States; for
                               critical and non-critical
                               care use
  PCAM (PATIENT CONTROLLED   Syringe pump used in         Introduced internationally   IVAC Medical Systems
    ANALGESIA PUMP)            markets outside the          in first quarter of 1995
                               United States that allows
                               patients to control the
                               delivery of pain
                               medication

AMBULATORY PUMPS

  READYMED                   Compact, disposable,         100 mL marketed since July   IMED
                               lightweight ambulatory       1992 and 50 mL and 250 mL
                               infusion pump designed       introduced in 1993
                               for alternate site use

  MICROSTAR                  Compact, mobile,             United States market         IMED
                               lightweight multiple         introduction planned for
                               therapy infusion pump        late 1997
                               designed for hospital,
                               ambulatory and alternate
                               site infusions requiring
                               device-based flow control

                                                                                               PREDECESSOR
          PRODUCT                    DESCRIPTION                    STATUS                    PRODUCT LINE
---------------------------  ---------------------------  ---------------------------  ---------------------------
DISPOSABLE ADMINISTRATION    Proprietary and non-         On market and in             IMED and IVAC Medical
  SETS                         proprietary                  development                  Systems
                               administration sets for
                               use with each of the
                               Company's existing and
                               proposed infusion pumps

NEEDLELESS ACCESS PRODUCTS

  IVAC NEEDLELESS SYSTEM     Infusion system component    On market since fourth       IVAC Medical Systems
                               designed to eliminate use    quarter of 1994
                               of hypodermic needle to
                               access administration
                               set; may reduce risk of
                               caregiver needlestick
                               injuries
  VERSASAFE                  Infusion system component    Marketed since 1994 through  IMED
                               utilizing a blunt cannula    a non- exclusive license
                               device combined with a
                               split-septum "Y" site

  SAFSITE                    Valve which provides         Introduced in 1995           IMED
                               needle-free access to the
                               administration set
                               through the use of a
                               standard male luer

  SMARTSITE SYSTEM           Needleless, capless,         Introduced in 1996           IVAC Medical Systems
                               latex-free infusion
                               system component intended
                               to increase safety of
                               patients and health care
                               workers

THERMOMETRY SYSTEMS

  TEMP-PLUS II (MODEL 2080)  Electronic thermometer; for  On market since mid-1980s    IVAC Medical Systems
                               general hospital and
                               alternate site use

                                                                                               PREDECESSOR
          PRODUCT                    DESCRIPTION                    STATUS                    PRODUCT LINE
---------------------------  ---------------------------  ---------------------------  ---------------------------
  TEMP-PLUS III              Electronic thermometer; a    Market introduction planned  IVAC Medical Systems
                               7-to-10-second version of    for the second half of
                               the Model 2080; intended     1997
                               for general hospital use

  CORE-CHECK (MODEL 2090)    Infrared tympanic            On market since 1991         IVAC Medical Systems
                               thermometer that saves
                               time, reduces patient
                               interruption and lowers
                               risk of infection; for
                               general hospital use

  DISPOSABLE PROBE COVERS    Proprietary covers for use   On market since mid-1980s    IVAC Medical Systems
                               with each of the
                               Company's existing and
                               proposed thermometers
OTHER VITAL SIGNS
  MEASUREMENT PRODUCTS

  VITAL-CHECK                Continuous monitoring model  On market in the United      IVAC Medical Systems
    (MODEL 4200)               that rapidly measures        States since late 1980s
                               pulse, blood pressure and
                               temperature; for general
                               hospital use

  VITAL-CHECK                Multiparameter non- invasive Market introduction planned  IVAC Medical Systems
    (MODEL 4400)               patient monitor providing    for second half of 1997
                               blood pressure, pulse
                               oximetry and temperature
                               monitoring

    LARGE VOLUME INFUSION PUMPS. The Company's large volume infusion pumps consist of volumetric piston cassette pumps, which regulate the flow of fluid through a syringe-like mechanism, and peristaltic pumps, which regulate fluid flow by means of a multi-finger-like mechanism that alternately compresses sections of the tubing contained in the pumping chamber. Peristaltic pumps represent the largest portion of the Company's installed base of infusion pumps. The Company discontinued manufacturing piston cassette pumps in the first quarter of 1995 and all subsequently recognized revenue relating to piston cassette pumps results primarily from the shipment of reconditioned pumps.

    The Gemini peristaltic infusion pump series, which consists of single, dual and four channel pumps, is based on a flexible hardware and software technology platform. This technology platform has enabled the Company over time to offer incremental feature enhancements based on evolving customer needs. The Gemini series currently offers the following features: free flow protection (which the Company pioneered); independent channel operation; ability to switch from pump to controller mode without changing the disposable administration set; programmable to automatically taper-up and taper-down infusion rates to facilitate delivery of complex drug-dosing regimens; capability to operate in either micro mode (0.1 to 99.9 mL/hr) for use with neonatal patients, among others, or macro mode (1 to 999 mL/hr) for use with adult patients; drug dose calculation; pressure monitoring; pressure history and volume/time dosing; and nuisance alarm (alarms with no clinical significance) reduction. The Gemini PC-1 infusion pump is currently subject to a voluntary recall initiated by the Company. See "--Government Regulation--Product Regulation."

    The 560/570 Series and the 597/598 Series are single channel peristaltic infusion pumps that offer cost-effective solutions for drug delivery in the general care setting. The Company believes that the 560/570 Series has the largest installed base of any individual infusion pump worldwide.

    MS III is a compact, lightweight, programmable, three channel, peristaltic infusion pump used primarily in the critical care market. The MS III predecessor product line was acquired from Siemens Infusion Systems, Ltd. in September 1993. Since such time, significant resources have been invested to reengineer MS III. The Company believes that as a result of this reengineering, MS III is one of the smallest, most versatile and most technologically advanced multi-channel pumps currently on the market.

    The Signature Edition line of peristaltic infusion pumps includes a single channel and dual channel pump. The Signature Edition line of infusion pumps is designed for use primarily in hospitals. The Signature Edition line of infusion pumps features reduced size and weight, improved ease of use and other advanced features, including new safety features designed to minimize the chance of free flow. The Signature Edition line of infusion pumps is currently subject to a voluntary recall initiated by the Company. See "--Government Regulation--Product Regulation."

    During the fourth quarter of 1993, the Company commenced designing a modular infusion pump, which can operate in a one to four channel mode, as the basis for its next generation of infusion pumps. In addition to all of the features available on the Gemini series, the modular infusion pump is being designed to incorporate advanced programming capabilities in a smaller infusion pump that is simpler to operate. A modular, building-block design is intended to allow the user to configure the various features of the modular infusion pump to specific situations resulting in lower cost operation and greater asset utilization.

    SYRINGE PUMPS. The Company offers syringe pumps, which are small-volume fluid delivery systems used in neonatal care, oncology, anesthesia, critical care and labor and delivery. While these infusion pumps represent a relatively small portion of the industry installed base in the United States, such pumps are widely used in Europe, where they constitute approximately 60% of the infusion pump market. Syringe pumps are more widely used in Europe because of the general practice of European doctors to administer medications in smaller volumes of fluid. The Company believes that it is one of the two largest suppliers of syringe pumps in Western Europe, with a number one or number two installed base market share in eleven countries and the number three installed base market share in Germany and Italy. The Company is currently evaluating customer interest and regulatory requirements in the United States for syringe pumps.

    In 1995, the Company introduced the PCAM patient controlled analgesia infusion pump that allows patients to control the delivery of pain medication. Designed for general care settings, the PCAM infusion pump is one of the most advanced patient controlled analgesia infusion pumps on the European market today, with pre-programmed and user programmable drug delivery protocols, comprehensive patient history logging and an ergonomically designed handset with status indicator.

    The Company continued to expand its syringe pump product line by introducing the P7000 syringe pump to the international market during the second quarter of 1996. Designed for critical, non-critical and neonatal care settings, the P7000 offers several advanced features, including an automatic dose rate calculator; a pre-programmable drug menu; a range of pre-programmed infusion administration protocols; and an automatic pressure reduction capability in response to administration set occlusions.

    The Company has initiated a voluntary safety alert of its P1000, P2000, P3000 and P4000 syringe pumps. These syringe pumps are marketed internationally. See "--Government Regulation--Product Regulation."

    AMBULATORY PUMPS. ReadyMED is a disposable, compact, ambulatory pump for the intravenous administration of antibiotics. ReadyMED is designed to offer a number of advantages over systems currently in use for this purpose. Traditional systems require the patient to attach a small bag and tubing set, through which the antibiotics are administered, to a catheter placed in the patient's circulatory system. The patient must eliminate all air from the system and set a manual rate adjustment clamp, a process that generally must be repeated every four to six hours. Since traditional systems are gravity driven, the bag must remain on an intravenous solution pole during infusion, thereby restricting the patient's movement. ReadyMED is pre-filled (in 50 mL, 100 mL and 250 mL sizes) and pre-primed, allowing infusion to be initiated when the patient simply opens a clamp. In addition, since ReadyMED is small and uses positive pressure, the patient is able to carry the device in a pocket or wear it on a belt. In March 1992, the Company entered into a five-year agreement with McGaw, Inc. ("McGaw") pursuant to which McGaw obtained the exclusive right to distribute the 50 mL, 100 mL and 250 mL sizes of ReadyMED in the United States and Puerto Rican alternate site markets. The Company and McGaw are currently in the process of amending their distribution agreement to: (i) extend its term; (ii) adjust the price paid by McGaw for ReadyMEDs; and (iii) convert McGaw's exclusive distribution right into a non-exclusive distribution right.

    In May 1995, the Company entered into a fifteen-year agreement with Debiotech SA, a privately-held company located in Lausanne Switzerland, which grants the Company exclusive rights to distribute the microSTAR ambulatory pump in certain North and Central American countries, including the United States. The microSTAR ambulatory pump is electromechanical, lightweight, compact and capable of multiple therapeutic applications including continuous delivery, total parenteral nutrition administration with adjustable tapering regimes and intermittent dose delivery (for example, intravenous antibiotics). Design criteria for the development of this pump have included patient safety, as well as ease of use for medical and nonmedical personnel.

    The microSTAR ambulatory pump includes many advanced features such as user adjustable air-in-line sensitivity, automatic secondary delivery, and delayed start. In addition to its alternate site use, the microSTAR ambulatory pump is well suited for patient transport and transition from hospital to home infusion therapies.

    DISPOSABLE ADMINISTRATION SETS. The Company estimates that it has approximately 214,000 single and multi-channel large volume infusion pumps installed in the United States, each of which uses proprietary disposable administration sets designed and manufactured only by the Company. Disposable administration sets consist of a plastic pump interface and tubing and have a variety of features, such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple entry ports for injecting medication and delivery of more than one solution. Components such as burettes and filters may also be added for critical drugs or special infusion. In addition, many of the Company's disposable administration sets offer protection features designed to prevent free flow. Each of the Company's current and proposed large volume infusion pumps uses only disposable administration sets designed by the Company for that particular pump.

    NEEDLELESS ACCESS PRODUCTS. There is increasing pressure by regulatory agencies, such as the Occupational Safety and Health Administration ("OSHA") and the FDA, for more stringent control of needles in hospitals. OSHA requires that hospitals must put in place systems to reduce the potential for accidental needlesticks. The FDA recommends using needleless systems or protected needle systems to replace hypodermic needles for accessing intravenous lines. The Company's needleless access products are designed to permit access to the Company's disposable administration sets without the use of needles, thus reducing the potential for accidental needlesticks. The Company's Needleless System introduced in the fourth quarter of 1994, is a component which is compatible with standard luer or luer-locking syringes and disposable administration sets, thereby allowing users to integrate the Needleless System into existing care practices. The VersaSafe system utilizes a blunt cannula device combined with a split-septum "Y" site. The Company has a non-exclusive license, which expires in April 2000, to the VersaSafe system which was a cooperative development effort of IMED, Elcam Plastic of Israel and Medical Associates Network. Additionally, the Company has entered into an agreement with B. Braun, Inc. for the purchase of their SAFSITE valve. The SAFSITE valve provides needle-free access through the use of a standard male luer, eliminating the need for needleless blunt cannulae to access the administration set. The Company's latest needleless access product, the SmartSite System, which is based upon the Company's Needleless System, offers a fully integrated design and eliminates the need for separate caps to maintain an infection control barrier. The SmartSite System is latex-free and therefore reduces the risk of exposure of patients and health care workers to latex which can cause severe allergic or anaphylactic shock reactions. The Company's needleless access products have received strong interest from customers and provide the Company with an opportunity to increase revenues in what has previously been a commodity market.

    THERMOMETRY. The Company is a leader in hospital thermometry systems, which consist of thermometers and disposable probe covers, and maintains a strong position in both the United States and Western Europe. The Company believes that in 1996 its installed base comprised approximately 42% of the United States hospital electronic and infrared thermometry market, thereby making the Company the largest provider of hospital thermometry systems in the United States. The Company's primary product is an electronic thermometer which is widely used in hospitals and alternate site settings. The Company is currently developing the TEMP-PLUS III (formerly known as the "Fast" 2080), an improved cost-effective and technologically-advanced electronic thermometer designed to provide a temperature reading in seven-to-ten seconds. The Company also manufactures and markets the CORE-CHECK system, a thermometer that measures temperature by detecting the emission of infrared energy in the ear. In the infrared market, the fastest growing segment of the industry's market, the Company is currently the second largest domestic participant, with a United States hospital installed base market share of approximately 31% at December 31, 1996. The only disposable probe covers which can be used with the Company's thermometry instruments are those manufactured by the Company.

    OTHER VITAL SIGNS MEASUREMENT PRODUCTS. The Company also produces stand-alone, non-invasive, multi-parameter instruments which measure and monitor temperature, pulse and blood pressure. In 1996, the Company's hospital installed base of these instruments was approximately 14%, making it the second largest participant in this market niche in the United States.

    In January 1997, the Company entered into two agreements with Criticare Systems, Inc., a manufacturer of patient monitoring systems and non-invasive sensors for use in the hospital and alternate site markets. Under these agreements, Criticare Systems, Inc. obtained the right to use the Company's electronic thermometry technology in certain monitoring systems to be manufactured and distributed by both Criticare Systems, Inc. and the Company. The Company also obtained exclusive distribution rights to certain of these monitoring systems in the United States hospital market and in all Canadian markets. The first of these exclusive systems, which will be marketed as the Vital-Check 4400, will provide non-invasive blood pressure, pulse oximetry and temperature monitoring.

    CUSTOMER SERVICE. The Company provides repair service for its products in San Diego and at its customers' facilities through third-party contractors. Customers may elect to enter into service agreements or to receive service on a time and materials basis. The Company also trains customers as to the use of its products and maintains a technical support help-line to answer customers' questions. In addition, the Company maintains its parts inventory at levels which enable it to deliver critical supplies immediately and minimize back-ordered products. The Company believes that the availability of such services is important for maintaining strong customer relations.

MARKETING AND SALES

    The Company has historically focused its sales efforts on the hospital market. In response to the industry shift toward health care delivery outside of the hospital, the Company has recently begun to expand its selling efforts and products to the alternate site market. The Company's sales strategy emphasizes increasing instrument placements and the number of units installed in order to increase sales of its proprietary disposable administration sets and probe covers. Sales representatives work closely with on-site primary decision makers, which include physicians, pharmacists, nurses, materials managers, biomedical staff and administrators. The Company has over 5,000 hospital customers worldwide.

    The Company has contracts with a number of GPOs that are emerging in response to cost containment pressures and health care reform. GPOs often enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or vital signs measurement products for a period of several years. If the Company is not one of the selected providers, it may be precluded from making sales to members of a GPO for several years and, in certain situations, the GPO may require removal of the Company's existing installed infusion pumps, which would result in a loss of the related disposable administration set sales. Even if the Company is one of the selected providers, the Company may be at a disadvantage relative to other selected providers which are able to offer volume discounts based on "bundled" purchases or a broader range of medical equipment and supplies. Further, the Company may be required to commit to pricing which has a material adverse effect on net sales and profit margins. See "--Competition."

    In January 1997, the Company entered into a five-year sole-source supply contract with Premier Purchasing Partners, L.P. ("Premier"), an affiliate of Premier, Inc., the nation's largest healthcare alliance GPO, for tympanic and electronic thermometry instruments and related disposable probe covers. Under this agreement, Premier agreed to purchase 80% of its needs for such products from the Company. In addition, in March 1997, the Company entered into a dual source supply agreement with Premier for the purchase of large volume infusion pumps and associated disposable administration sets. The dual source agreement is for a five year period with a two-year renewal option. Premier had previously signed a seven-year supply contract with Baxter International Inc. covering a number of hospital supplies, including a dual source award for large volume infusion pumps and disposable administration sets.

    No single account is material to the business or operations of the Company.

    The Company sells its products through a combined direct sales force consisting of over 230 salespersons and through more than 150 distributors. The Company's domestic marketing efforts are supported by a staff of nurses and pharmacists who consult with customers providing ongoing clinical support in the evaluation, installation and use of the Company's products. The Company believes its sales force in the United States and internationally plays a key role in the effective introduction of new products.

INTERNATIONAL OPERATIONS

    The Company markets products in approximately 120 countries through its direct sales force, affiliates and distributors. The primary markets for the Company's products outside the United States are Western Europe, Canada and Australia. The Company also has a developing position in Asia and Latin America. The principal products sold by the Company outside the United States are large volume and syringe infusion pumps and related disposable administration sets. The Company has manufacturing operations in England and Mexico. The Company has also contracted with a number of foreign manufacturers to provide certain of its sourcing needs. The following table sets forth, on a pro forma basis as if the Merger had occurred at the beginning of each period presented, the approximate amount of sales made to customers in each of the geographic locations set forth below over the last three fiscal years:

                                                        1994       1995       1996
                                                      ---------  ---------  ---------
                                                           (DOLLARS IN MILLIONS)
United States.......................................  $   231.6  $   238.3  $   224.6
International.......................................      103.7      114.4      121.7
                                                      ---------  ---------  ---------
    Total sales.....................................  $   335.3  $   352.7  $   346.3
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

    The Company believes that sales of products to customers outside of the United States represents a significant potential source of growth. As part of its operating strategy, the Company intends to selectively pursue international expansion opportunities, particularly in Europe, Japan, Southeast Asia and Latin America.

    Foreign operations are subject to special risks that can materially affect the sales, profits and cash flows of the Company, including currency exchange rate devaluations and fluctuations, the impact of inflation, exchange controls, labor unrest, political instability, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, potentially adverse tax consequences and other risks. Changes in certain exchange rates could have an adverse effect on the Company's ability to meet interest and principal obligations with respect to its United States dollar-denominated debt and could also have a material adverse effect on the Company.

MANUFACTURING

    The Company manufactures its products at plants in San Diego, California; Creedmoor, North Carolina; Tijuana, Mexico; and Hampshire, England. The San Diego facilities are the primary manufacturing facilities for infusion pumps and vital signs measurement instruments and also house a service operation for installed infusion pumps and vital signs measurement instruments. The Creedmoor, North Carolina facility houses a portion of the current disposables operations and is a distribution center for North American disposable finished products. Product sterilization and release are also executed in Creedmoor, North Carolina. The Tijuana facilities primarily focus on the manual assembly of disposables, and the England facility focuses on the manufacturing of syringe pumps. Disposable products for international markets are currently supported through a number of foreign manufacturers.

    Two contractors provide the Company with assembly services for disposable administration sets in Tijuana, Mexico. The agreements between the Company and the contractors require that the Company pay the contractor an hourly rate per employee hour worked on assembly of products.

    The Company has designed and implemented an integrated network of quality systems, including control procedures that are planned and executed by technically-trained professionals. These systems result in establishing written specifications for raw materials, packaging, labels, sterilization and overall manufacturing process control. A substantial number of raw materials require certificates of analysis to help ensure that finished products conform to specifications. In addition, the Company regularly tests components and products at various stages of the manufacturing process to ensure compliance with applicable specifications.

    The Company purchases raw materials worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available and the Company has not experienced any serious shortages or material delays in obtaining these materials. In some situations, the Company has long-term supply contracts, although the Company purchases a significant amount of its requirements of certain raw materials by purchase order. Although the Company is generally not dependent upon any single source of supply, it relies upon a limited number of suppliers for PC boards and other parts which are used in certain of its infusion systems. The loss of any such supplier would result in a temporary interruption in the manufacturing of the Company's products. The Company believes, however, that these materials are available as needed from alternative sources.

    The Company has identified the reduction of production and operating costs as a key component of its operating strategy. As part of this strategy, the Company has reduced overall head count through termination and attrition. The Company will now focus on implementing the following programs: (i) consolidating supply sources and (ii) rationalizing underutilized assets, including consolidating executive offices, warehouse operations and manufacturing operations.

RESEARCH AND DEVELOPMENT

    The Company believes that a well-targeted research and development program constitutes an essential part of the Company's activities and is an integral part of its future success. IMED has historically devoted a significant portion of its research and development budget to the development of new projects. IMED expended approximately $6.3 million, $7.4 million and $7.8 million on in-house research and development for the years ended December 31, 1994, 1995 and 1996, respectively. IVAC Holdings expended approximately $18.5 million, $12.1 million and $7.7 million on in-house research and development for the years ended December 31, 1994 and 1995 and the nine months ended September 30, 1996, respectively. Substantially all of each such amount was dedicated to the development of new products.

    IVAC's research and development efforts have most recently been focused primarily on completing the development and commercial introduction of existing product concepts, including the Signature Edition line and TEMP-PLUS III electronic thermometer, as well as enhancing commercially available products such as MS III and disposable administration sets.

    The Company intends to focus a significant portion of its research and development efforts on the development of new products. The Company believes that the combination of IMED's and IVAC's research and development functions will result in the elimination of redundant costs while increasing the productivity of its research and development activities. The Company is currently developing several new products and product line extensions.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

    The Company relies heavily on patented and other proprietary technology. The Company believes its issued and pending patents are important to its competitive position. There can be no assurance that patent applications submitted by the Company or its licensors will result in patents being issued or that, if issued, such patents and patents already issued will afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to or licensed by the Company will not be infringed or designed around by others, that others will not obtain patents that the Company will need to license or design around, that the Company's products will not inadvertently infringe the patents of others, or that others will not manufacture and distribute similar products upon expiration of such patents. There can also be no assurance that key patents of the Company will not be invalidated or that the Company or its licensors will have adequate funds to finance the high costs of prosecuting or defending patent validity or infringement issues.

    The Company's policy is to secure patent protection for significant inventions. The Company holds approximately 210 unexpired patents in the United States and approximately 390 unexpired patents in foreign countries, principally in Europe, Canada, Japan and Australia. Additional applications are pending or in preparation. Within the next ten years, approximately 116 of the Company's United States patents and approximately 146 of the Company's foreign patents will expire. The Company does not believe that the expiration of any such patents will, individually or in the aggregate, have a material adverse effect on the Company's results of operations, business or financial condition.

    The patent positions of medical device firms, including the Company, are uncertain and involve complex legal and factual questions for which certain legal principles are unresolved. The coverage claimed in a patent application can be significantly reduced before a patent is issued. In addition, patent law has recently been revised to give effect to international accords to which the United States has become a party. Pursuant to such accords, the patent term has been changed from 17 years from date of grant to 20 years from date of filing and certain provisions favoring United States inventors over foreign inventors have been eliminated.

    The United States patent code was recently amended. As a result, certain statutory remedies for patent infringement are no longer available for a medical practitioner's otherwise infringing performance of a medical activity. As defined in the United States patent code, medical activity does not include "the use of a patented machine, manufacture or composition of matter in violation of such patent." The aforesaid amendment does not apply to patents issued before September 30, 1996. Legislation which would have prohibited the issuance of patents directed to surgical and medical procedures did not pass in the 104th Congress and no such legislation presently is pending.

    The Company sells its products under a variety of trademarks, some of which are considered by the Company to be of importance to warrant registration in the United States and various foreign countries in which the Company does business. The Company also relies on trade secrets, unpatented know-how and continuing technological advancement to maintain its competitive position. It is the Company's practice to enter into confidentiality agreements with key technical employees and consultants. There can be no assurance that these measures will prevent the unauthorized disclosure or use of the Company's trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to the Company's trade secrets, know-how or proprietary technology. In addition, the Company from time to time seeks copyright protection for the software used in certain of its products.

COMPETITION

    The Company faces substantial competition in all of its markets. Many of the Company's competitors have greater financial, research and development and marketing resources than the Company. Some of the Company's principal competitors are able to offer volume discounts based on "bundled" purchases of a broad range of their medical equipment and supplies; a strategy that the Company is currently unable to and may continue to be unable to pursue. The Company expects the trend toward volume discounts to continue in the future. The Company believes that the competitive factors most important in its markets are quality of products and services, technological innovation and price.

    The primary markets for the Company's products are relatively mature and highly competitive. The Company's success is therefore dependent on the development of new infusion technologies and the development of other markets for its products. The Company's older infusion therapy and thermometry product lines have experienced declining sales and market share recently, primarily due to competitors who offer volume discounts based on "bundled" purchases of a broader range of medical equipment and supplies, as well as to the aging of the Company's core products. The Company's introduction of new products may offset future declines in sales and market share. There can be no assurance, however, that new products will be successfully completed or marketed for sale, will not necessitate upgrades or technical adjustments after market introduction, can be manufactured in sufficient volumes to satisfy demand, or will offset declines in sales and market share experienced with respect to existing products. See "-- Products and Services." Moreover, there can be no assurance that the Company's efforts to take advantage of opportunities it perceives in the alternate site and international markets will be successful. In addition, although the pace of technological change in the Company's industry historically has been relatively slow, the Company is unable to predict the pace of such change in the future. There can be no assurance that technological change will not place one or more of the Company's existing or proposed products at a significant competitive disadvantage. Additionally, to the extent the Company does not successfully reposition existing products for sale to different markets, the introduction of new products by the Company will reduce sales of such existing products.

    At December 31, 1996, on a pro forma basis, the Company had a market share of approximately 40% of the installed base of infusion pump channels in the United States. Major competitors in this market include Baxter International Inc., Abbott Laboratories, Inc. and McGaw, which in the aggregate had a market share of approximately 55% of the installed base of infusion pump channels in the United States at December 31, 1996.

    The European infusion systems market is much more regionalized and fragmented, with a few strong competitors in each regional market. Major competitors encountered in several markets include Graseby, Fresenius and B. Braun Melsungen AG. The Company is among the leaders in a number of Western European markets, with a number one or number two installed base market share in eleven countries and the number three installed base market share in Germany and Italy. The Western European countries in which the Company has a number one or number two installed base market share are France, Denmark, Finland, Norway, Sweden, the United Kingdom, Belgium, the Netherlands, Luxembourg, Spain and Portugal.

    The vital signs measurement products market is fragmented by product type. The Company's key competitor in the United States electronic thermometer market is Diatek and its key competitor in the infrared thermometer market is Sherwood Medical Company.

GOVERNMENT REGULATION

    PRODUCT REGULATION. The research, development, testing, production and marketing of the Company's products are subject to extensive governmental regulation in the United States at the federal, state and local levels, and in certain other countries. Non-compliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil penalties or fines and criminal prosecution.

    The FDA regulates the development, production, distribution and promotion of medical devices in the United States. Virtually all of the products being developed, manufactured and sold by the Company (and products likely to be developed, manufactured or sold in the foreseeable future) are subject to regulation as medical devices by the FDA. Pursuant to the FDC Act, a medical device is classified as a Class I, Class II or Class III device. Class I devices are subject to general controls, including registration, device listing, recordkeeping requirements, labeling requirements, "Good Manufacturing Practices" (as defined in FDA regulations) ("GMP"), prohibitions on adulteration and misbranding, and reporting of certain adverse events ("MDR"). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive preclinical and clinical testing to prove safety and effectiveness of the devices.

    Virtually all of the Company's products are Class II devices. The Company is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future. Unless otherwise exempt, all medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure a 510(k) premarket notification clearance ("510(k)") or a Premarket Approval Application ("PMA"). A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed medical device that was on the market prior to May 28, 1976 or to a product that has previously received a 510(k) and is lawfully on the market. If a product is not substantially equivalent to such a medical device, and not otherwise exempt, the FDA must first approve a PMA before it can be marketed. An approved PMA indicates that the FDA has determined the product has been proven, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year and requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) currently takes, on average, approximately six months from the date of submission. However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. The 510(k) must include submission of supporting information, including design details and labeling, and may be required to contain safety and efficacy data. Product modifications intended to be made to a cleared device also may require submission and clearance of a new 510(k) application or submission and approval of a PMA, during which time the modified product cannot be distributed in interstate commerce. Although there can be no assurance, the Company believes that its proposed products under development will qualify for the 510(k) procedure.

    As part of its normal course of business, the FDA regularly conducts inquiries regarding the safety or efficacy of medical products, including those manufactured by the Company, which may result in the Company's inability to market a particular device or cause the Company to need to generate additional data to support submissions for market clearance. Future products developed by the Company may require FDA clearance through either the 510(k), PMA, new drug approval application procedures or abbreviated new drug approval application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

    The FDA also regulates the commencement and conduct of clinical investigations to determine the safety and effectiveness of devices, including investigations of devices not cleared or approved for marketing, and investigations involving new intended uses of previously cleared or approved devices. Clinical investigations are regulated by the FDA under the investigational device exemption ("IDE") regulations. The IDE regulations include significant requirements that must be met, including informed patient consent, criteria for selection of study investigators and monitors, review and approval of research protocols, reporting obligations to the FDA, recordkeeping and prohibitions against commercialization of investigational devices. A sponsor must obtain FDA approval of an IDE before starting the investigation, unless the device is found to be a non-significant risk device by the sponsor and each institutional review board ("IRB") that reviews the study. The FDA, however, has the authority to determine that a study designated as involving a non-significant risk device by the sponsor and IRBs involves a significant risk device and an IDE application must be submitted and approved before the study can resume. In addition, a study of a non-significant risk device must still comply with certain provisions of the IDE regulations, and meet other regulatory requirements. The violation of the IDE regulations can result in a variety of sanctions, such as warning letters, prohibition against additional clinical research, the refusal to accept data and criminal prosecution.

    The Company is also providing devices for use in a clinical trial as a contract manufacturer. There can be no assurance that this clinical study will comply with all elements of the FDA's regulations, that the study will provide evidence of the safety or effectiveness of the device, or that the study will ultimately result in the approval of the device.

    Devices manufactured by the Company in the United States are exported by the Company to other countries. Such devices, if not approved for sale in the United States, are subject to the FDA export requirements, including restriction on distribution in the United States.

    The Company has received ISO 9000 certification for certain of its facilities regarding the quality of its manufacturing systems, a requirement for doing business in EC countries, and is in the process of applying for ISO 9000 certification for the balance of its manufacturing facilities. The Company has been granted approval to affix the CE mark, pursuant to the EC Medical Device Directives, on certain of its products. Approval to affix the CE mark to a product does not necessarily preclude, however, additional restrictions on marketing in any individual country in the EC.

    Certain countries require the Company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain countries impose product specifications, standards or other requirements which differ from or are in addition to those mandated in the United States. The EC and certain other countries are in the process of developing new modes of regulating medical products which may result in lengthening the time required to obtain permission to market new products. These changes could have a material adverse effect on the Company's ability to market its products in such countries and would hinder or delay the successful implementation of the Company's planned international expansion. In addition, since MS III does not meet the current EC Electromagnetic Capability Directive (Directive 89/336/EEC) for resistance to electromagnetic and radio frequency interference, it is currently not marketed in Europe.

    The Company is registered as a medical device manufacturer with the FDA and certain state agencies. These agencies inspect the Company periodically to determine whether the Company is in compliance with the FDC Act and regulations, including regulations relating to MDR reporting, product labeling and promotion, and medical device GMPs governing design, manufacturing, testing, quality control, product packaging and storage practices. The FDA has recently proposed revising certain GMP regulations which, if adopted, would increase the cost of regulatory compliance for the Company. The MDR regulations promulgated by the FDA require the Company to provide information to the FDA on certain malfunctions, as well as serious injuries or deaths which may have been associated with the use of a product. The EC Medical Device Directives also require reporting of serious injuries or deaths which may be associated with the use of a medical device to the competent authority in the country where the incident occurred.

    A determination that the Company is in material violation of the FDC Act or such FDA regulations could lead to the issuance of warning letters, imposition of civil or criminal sanctions against the Company, its officers and employees, including fines, recalls, repair, replacement or refund to the user of the cost of such products. In addition, if the FDA believes any of the Company's products violate the law and present a potential health hazard, the FDA could seek to detain and seize products, to require the Company to cease distribution and to notify users to stop using the product. The FDA could also seek criminal sanctions or seek to close some or all of the Company's manufacturing facilities. Such actions could also result in an inability of the Company to obtain additional market clearances. Since 1992, the Company has on thirteen occasions removed products from the market that were found not to meet performance standards. None of such recalls materially interfered with the Company's operations and all such affected product lines were subsequently returned to the market. One such product recall, a recent voluntary recall related to the Company's Signature Edition infusion pumps, has not yet been terminated or otherwise closed by the FDA and the FDA could take further regulatory action against the Company, including actions such as those described above. The Signature Edition infusion pumps were recalled because of an unacceptable level of malfunction alarms due to less than expected reliability of their pressure monitoring systems. The user of these pumps is notified of such malfunction alarms by both a continuous audible signal and a visual message. The Company is in the process of upgrading and replacing, at no charge to its customers, the current pressure monitoring system contained in certain of the infusion pumps included within the Signature Edition product line. This recall, which is believed to affect approximately 4,000 infusion pumps, is expected to be completed by the end of the second quarter of 1997. In connection with this recall, estimated expenses of approximately $1.0 million were accrued by the Company at December 31, 1996. In addition, a voluntary recall of approximately 645 Gemini PC-1 infusion pumps (limited to distribution outside the United States) was initiated by the Company in June 1996. At this time, the Company has completed required modifications to all but two of the infusion pumps subject to such voluntary recall.

    The Company has initiated a voluntary safety alert of its P1000, P2000, P3000 and P4000 syringe pumps, which are marketed internationally. This safety alert is based on certain operational anomalies that have been observed in the course of electronic laboratory bench testing of these syringe pumps. In particular, under certain unusual conditions which are unlikely to be duplicated in a clinical setting, the syringe pumps may be programmed such that they continue to run at the initial infusion rate set by the operator for longer than the specified length of time. Upon such occurrence, the syringe pumps emit a continuous audible alarm. While the syringe pumps covered by the aforesaid safety alert have been on the market for over three years, the Company is aware of no reported instances of these anomalies occurring in connection with patient use. Although not required to do so by the United Kingdom Department of Health, the Company has offered to provide customers, at their request, with modified software for the approximately 16,000 affected syringe pumps at no charge. The Company has not incurred material costs in providing the upgraded software. In addition, the Company has initiated a voluntary safety alert of its 599 Series infusion pumps, which it discontinued selling in March 1997. This safety alert advises customers to inspect and, if necessary, make an adjustment to the infusion pump in order to prevent misloading of disposable administration sets.

    The Company's manufacturing facilities in San Diego have been licensed by the State of California Department of Health Services, Food and Drug Branch, under the applicable GMP and other regulations.

    ANTI-REMUNERATION LAWS. The sale of the Company's products is subject to the illegal remuneration/ "anti-kickback" provisions of the Social Security Act of 1935, as amended (the "Social Security Act"), which prohibits knowingly and willfully the offering, receiving or paying of any remuneration, whether directly or indirectly, in return for inducing the purchase of items or services, or patient referrals to providers of services, for which payment may be made in whole or in part by Medicare, Medicaid or similar state programs. Violations of the statute are punishable by civil and criminal penalties and exclusion of the provider from future participation in the Medicare and Medicaid programs. The Social Security Act contains exceptions to these prohibitions for, among other things, properly reported discounts and payment of certain administrative fees to GPOs. Because of the breadth of the statutory prohibitions, the lack of court decisions or other authority addressing the types of arrangements that are permissible under the law and the narrowness of statutory exceptions, the Secretary of Health and Human Services published regulations creating "safe harbors" identifying certain practices that will not be treated as violating the "anti-kickback" provisions of the Social Security Act. While failure to satisfy all of the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, engaging in a business practice for which there is a safe harbor may be regarded as suspect if the practice fails to meet each of the prescribed criteria of the appropriate safe harbor. The enumerated safe harbors include safe harbors which implement, and further refine, the statutory exceptions for discounts and payments to GPOs. Because the Company sells some of its products to customers at prices below list price and in various combinations, the Company is engaged in giving discounts within the meaning of the Social Security Act. The regulations require sellers to fully and accurately report all discounts and inform buyers of their obligations to report such discounts. The Company also pays administrative fees to certain purchasing agents within the meaning of the Social Security Act. In order to qualify for the GPO safe harbor, certain requirements must be met including disclosure of the existence of the GPO fee arrangement to GPO members and that members are neither wholly owned by the GPO nor subsidiaries of a parent corporation that wholly owns the GPO. Certain of the Company's discounts and arrangements with purchasing agents may not meet all the requirements of the appropriate safe harbors.

    Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare, Medicaid or other state health care program payment may be made. A finding of non-compliance with these anti-remuneration laws by federal or state regulatory officials, including non-compliance with appropriate safe harbors, could have a material adverse effect on the Company.

    COVERAGE AND REIMBURSEMENT. The Company's products are purchased or leased by health care providers or suppliers which submit claims for reimbursement for such products to third-party payors such as Medicare, Medicaid and private health insurers. Although the Company has no knowledge that third-party payors will adopt measures that would limit coverage of, or reimbursement for, its products, any such measures that were applied to the Company's products could have a material adverse effect on the Company.

    HEALTH CARE REFORM. Because the cost of health care delivery has been steadily rising and because the cost of a significant portion of medical care in the United States and other countries is typically funded by governmental insurance programs, there have been a number of government initiatives to reduce health care costs. Congress and various state legislatures currently are proposing changes in law and regulation that could effect major restructuring of the health care industry. Although many of these proposals may seek to maintain or expand access to health care services, the common objective of the proposed legislation is to achieve cost containment in the health care sector. Changes in governmental support of health care services, the methods by which such services are delivered, the prices for such services or the regulations governing such services or mandated benefits may all have a material adverse effect on the Company. Even if the ultimate impact of any such changes on net sales is positive, no assurance can be given that the costs of complying with possible new requirements would not have a negative impact on the Company's future earnings. No assurance can be given that any such legislation will not have a material adverse effect on the Company.

    ENVIRONMENTAL MATTERS. The Company is subject to regulation by OSHA, the Environmental Protection Agency and their state and local counterparts, and under extensive and changing foreign, federal, state and local environmental standards, including those governing the handling and disposal of solid and hazardous wastes, discharges to the air and water, and the remediation of contamination associated with releases of hazardous substances. Such standards are imposed by, among other statutes, the Toxic Substances Control Act, the Clean Air Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Although there can be no assurances, the Company believes that it is currently in material compliance with current environmental standards. Nevertheless, the Company uses hazardous substances in its day-to-day operations and, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

    The Company has made, and will continue to make, expenditures to comply with current and future environmental standards. Although no material capital or operating expenditures relating to environmental controls are anticipated, there can be no assurance that changes in, additions to or differing interpretations of, statutory and regulatory requirements will not require material expenditures in the future.

    The Company is subject to liability under CERCLA and analogous state laws for the investigation and remediation of environmental contamination at properties owned and/or operated by it and at off-site locations where it has arranged for the disposal of hazardous substances. Courts have determined that liability under CERCLA is, in most cases, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances. As a practical matter, liability at most CERCLA (and similar) sites is shared among all the solvent "potentially responsible parties" ("PRPs"). The most relevant factors in determining the probable liability of a party at a CERCLA site usually are the cost of the investigation and remediation, the relative amount of hazardous substances contributed by the party to the site and the number of solvent PRPs.

    The Company currently is involved in one such matter at the Seaboard Chemical site in Jamestown, North Carolina. There are over 675 PRPs at this site. The Company has entered into a DE MICROMIS consent order with the North Carolina Department of Environment, Health and Natural Resources and a group of PRPs (which represent 77% of the known waste disposed of at the site), settling its liability for past and future response costs associated with the site. Under the consent order, the Company receives a release from further liability associated with the site, a covenant not to sue by the other PRPs entering into the consent order, and protection under CERCLA against contribution actions for matters addressed by the consent order. Protection from further liability is conditioned on the absence of information indicating that the Company disposed of a greater quantity of hazardous substances at the site than currently known. Although there can be no assurance that such further information does not exist, the Company believes the amount of its liability at this site will be DE MINIMIS.

    The Company is aware that at one other location at which the Company has disposed of 1,205 gallons of waste alcohol a governmental agency completed a remedial investigation and feasability study in 1991 and an integrated assessment in 1995. As a result, the Company believes that it could be identified as a PRP at some time in the future; however, the Company has not received notice of the commencement of any proceeding against it with respect to such site. If the Company were identified as a PRP with respect to such site, there can be no assurance that such designation, and any resulting liability associated therewith, would not have a material adverse effect on the Company.

    In addition, the Company has recently received notice from a group claiming that the Company has violated California Proposition 65 ("Proposition 65"). Proposition 65 requires, among other things, that warnings be given in connection with the exposure of consumers to products containing certain listed substances. Certain of the Company's disposable administration sets contain one such substance, DEHP. The Company believes that it has meritorious defenses to such claim and intends to defend the action vigorously. No assurance can be given that the Company will be successful in defending such claim or that an adverse determination of such claim would not have a material adverse effect on the Company. A significant portion of the Company's competitors have also recently received similar notices claiming violations of Proposition 65.

EMPLOYEES

    As of January 31, 1997, the Company had a total of 1,356 full-time employees, of which 629 employees were employed in manufacturing, 440 employees in sales and marketing, 183 employees in research and development and 104 employees in executive and administrative functions. None of the employees of the Company is subject to a collective bargaining agreement, nor has the Company experienced any work stoppages.

    Advanced Medical's operations are supported by persons employed by the Company. Advanced Medical's principal executive offices are located at 10221 Wateridge Circle, San Diego, California 92121.

ITEM 2.  PROPERTIES

    The Company owns or leases the following properties:

                                                                                                            LEASE
                                   APPROXIMATE                                                LEASED     EXPIRATION
                                      SQUARE                                                    OR          DATE
            LOCATION                 FOOTAGE                      PURPOSE                      OWNED     (IF LEASED)
---------------------------------  ------------  ------------------------------------------  ---------  -------------
San Diego, CA(1)                        49,284   Executive Offices                           Leased            1997
San Diego, CA                           45,000   Warehouse                                   Leased            1997(4)
San Diego, CA(1)                        57,590   Manufacturing and Service                   Leased            1997(4)
San Diego, CA(1)                        35,500   Manufacturing, Research and Development     Leased            1997
Buckingham, England(1)                   8,000   Sales Office and Warehouse                  Leased            2001
Tijuana, Mexico(2)                      41,190   Contract Manufacturing of Disposable        Leased            1997
                                                   Products
San Diego, CA(6)                       135,516   Executive Offices                           Leased            2006
San Diego, CA(3)                        83,520   Manufacturing of Instruments                Leased            2005
Creedmoor, NC                          120,000   Manufacturing of Disposable Sets            Owned
Hampshire, England                      10,000   Manufacturing of Syringe Pumps              Leased            2012(7)
Hampshire, England                       7,500   International Headquarters                  Leased            2000(8)
Tijuana, Mexico(2)                      37,946   Contract Manufacturing of Disposable        Leased                (5)
                                                   Products
Geissen, Germany                         6,200   Sales Office                                Leased            2005
Alcobendas, Spain                        8,396   Sales Office                                Leased            1999
Taby, Sweden                             3,337   Sales Office                                Leased            1997
Grimberger, Belgium                      2,530   Sales Office                                Leased            2004
Amersfoort, The Netherlands              2,562   Sales Office                                Leased            1998
Rueil Maimaison, France                  1,939   Sales Office                                Leased            1998(4)
Rafa, Dubai, U.A.E.                      1,700   Sales Office                                Leased            1997

------------------------
(1) It is currently anticipated that these leases will not be renewed and that the operations at such facilities will be consolidated and conducted at the Company's other San Diego facilities.

(2) Lessee of facility is a contractor that provides the Company with certain assembly services.

(3) Primary instrument manufacturing facility.

(4) Cancellable upon six months written notice.

(5) Cancellable upon 180 days notice. The Company is a surety with respect to the lease.

(6) Advanced Medical's principal executive offices are located at this property.

(7) Lease contains a "break clause" that gives the Company the option to terminate the lease in 1999.

(8) Lease contains a "break clause" that gives the Company the option to terminate the lease in 1998.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in a lawsuit filed in June 1996 by Sherwood Medical Company ("Sherwood") against IVAC. The lawsuit, which is pending in the United States District Court for the Southern District of California, alleges infringement of two Sherwood patents by reason of certain activities including the sale by IVAC of disposable probe covers for use with infrared tympanic thermometers. The lawsuit seeks injunctive relief, treble damages and the recovery of costs and attorney fees. The discovery phase of the lawsuit has recently commenced. The Company is currently unable to quantify its exposure in the lawsuit. The Company believes it has sufficient defenses to all claims by Sherwood, including the defenses of noninfringement and invalidity. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, business and financial condition.

    The Company is a defendant in a QUI TAM lawsuit filed by a former IMED employee in the United States District Court for the Northern District of Illinois. On November 15, 1996, an amended complaint was filed which alleges fraud in the inducement, breach of employment contract, common law fraud and violations of the Federal False Claims Act and Medicare Fraud and Abuse Act. To date, the United States has declined to intervene in this action. The Company believes it has sufficient defenses to all claims by the plaintiff.

    The Company is also involved in a number of legal proceedings arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's operations, business or financial condition. The Company maintains insurance coverage against claims in an amount which it believes to be adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    The Common Stock is listed and traded on the American Stock Exchange under the symbol AMA. The following table sets forth the high and low reported sale prices for the Common Stock as reported by the American Stock Exchange for the quarters indicated.

                      HIGH        LOW
                     -------    -------
1995:
  First Quarter.....   3 7/8      1 3/4
  Second Quarter....   2 13/16    2 3/16
  Third Quarter.....   3 3/8      1 15/16
  Fourth Quarter....   3 5/16     2 5/8

1996:
  First Quarter.....   3 1/8      2 1/4
  Second Quarter....   3 1/16     2 1/8
  Third Quarter.....   4 1/16     2 1/16
  Fourth Quarter....   3 7/8      2 11/16

    At April 11, 1997, there were 534 holders of record of the Common Stock.

    Advanced Medical has not paid any dividends on the Common Stock since its organization, and it is not contemplated that it will pay any dividends on the Common Stock in the foreseeable future. Advanced Medical is prohibited from declaring and paying dividends on the Common Stock under the credit facility (the "New Credit Facility") it and the Company entered into in connection with the Merger. In addition, the New Credit Facility limits the Company's ability to declare and pay dividends and to make other distributions and payments to Advanced Medical. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected historical consolidated financial data of Advanced Medical at December 31, 1992, 1993, 1994, 1995 and 1996, and for the years then ended, have been derived from Advanced Medical's annual financial statements including the consolidated balance sheets at December 31, 1995 and

1996 and the related consolidated statements of operations for the three-year period ended December 31, 1996 and notes thereto which appear elsewhere herein.

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1992        1993        1994        1995        1996
                                                       ----------  ----------  ----------  ----------  ----------

                                                        (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                                 DATA)
STATEMENT OF OPERATIONS DATA:
  Sales..............................................  $  128,642  $  119,858  $  112,122  $  112,551  $  136,371
  Cost of sales......................................      72,952      72,209      65,590      63,219      78,616
                                                       ----------  ----------  ----------  ----------  ----------
  Gross margin.......................................      55,690      47,649      46,532      49,332      57,755
                                                       ----------  ----------  ----------  ----------  ----------
  Total operating expenses (1).......................     (44,918)    (51,057)    (33,941)    (34,614)   (105,614)
  Lease interest income (2)..........................       1,918       2,627       2,449       2,333       2,501
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) from operations......................      12,690        (781)     15,040      17,051     (45,358)
  Interest income....................................         719         140          77         192       1,193
  Interest expense...................................     (11,617)    (10,880)     (8,690)     (8,153)    (13,393)
  Debt conversion expense (8)........................      --          --          --          --         (10,000)
  Other, net.........................................       2,285       6,004       1,136         313       1,222
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) before income taxes, minority
    interests, extraordinary item and cumulative
    effect of change in accounting principle (3) (6)
    (8)..............................................       4,077      (5,517)      7,563       9,403     (66,336)
  Provision (benefit) for income taxes...............       1,956         926       1,886      (9,374)       (730)
  Minority interests in consolidated subsidiaries....      (4,565)      3,755      --          (6,500)     --
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle........................................      (2,444)     (2,688)      5,677      12,277     (65,606)
  Dividends and accretion on mandatorily redeemable
    preferred stock..................................       1,832       1,387         874         650         962
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) applicable to common stock before
    extraordinary item and cumulative effect of
    change in accounting principle...................  $   (4,276) $   (4,075) $    4,803  $   11,627  $  (66,568)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) per common share before extraordinary
    item and cumulative effect of change in
    accounting principle assuming no dilution........  $     (.30) $     (.29) $      .34  $      .74  $    (3.27)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) per common share before extraordinary
    item and cumulative effect of change in
    accounting principle assuming full dilution......  $     (.30) $     (.29) $      .22  $      .37  $    (3.27)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Weighted average common shares outstanding assuming
    no dilution......................................      13,962      14,073      14,069      15,755      20,343
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Weighted average common shares outstanding assuming
    full dilution....................................      13,962      14,073      24,099      33,183      20,343
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                               DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1992        1993        1994        1995        1996
                                                        ----------  ----------  ----------  ----------  ----------

                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash................................................  $    2,443  $    1,762  $    1,340  $    1,862  $   12,084
  Working capital (deficit)...........................       4,246      (2,833)     29,576      31,938      87,785
  Total assets........................................     177,496     142,891     132,124     169,630     593,382
  Short-term debt (4) (5).............................      34,382      35,815       1,214         322       3,963
  Long-term debt (2) (4) (5) (6) (7) (8)..............      83,821      70,999      91,803      86,789     436,130
  Mandatorily redeemable equity securities............       9,451       6,478       6,567       7,217      --
  Stockholders' (deficit) equity (6) (8) (9)..........      (8,560)     (8,274)     (2,238)     31,532      46,053

ADJUSTED EBITDA (10)..................................  $   23,444  $   18,420  $   22,851  $   24,626  $   27,775
Inventory purchase price allocation
  adjustment (11).....................................      --          --          --          --          (4,014)
Restructuring, integration and other non-recurring
  charges.............................................      --          (9,352)     --          --         (15,277)
Purchased in-process research and development.........      --          --          --          --         (44,000)
Depreciation and amortization (12)....................     (10,754)     (9,849)     (7,811)     (7,575)     (9,842)
Interest income.......................................         719         140          77         192       1,193
Interest expense......................................     (11,617)    (10,880)     (8,690)     (8,153)    (13,393)
Debt conversion expense...............................      --          --          --          --         (10,000)
Other, net............................................       2,285       6,004       1,136         313       1,222
(Provision) benefit for income taxes..................      (1,956)       (926)     (1,886)      9,374         730
Minority interests in consolidated subsidiaries.......      (4,565)      3,755      --          (6,500)     --
Extraordinary gain (loss).............................      (8,632)     --          --          15,177      (1,630)
Cumulative effect of change in accounting principle...      --           3,985      --          --          --
                                                        ----------  ----------  ----------  ----------  ----------
Net income (loss).....................................  $  (11,076) $    1,297  $    5,677  $   27,454  $  (67,236)
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------

------------------------

(1) In 1993 and 1996 Advanced Medical restructured its operations. Operating expenses for the years ended December 31, 1993 and 1996 include restructuring charges of $9,352 and $15,277, respectively. Additionally, in 1996, the Company recorded $44,000 of purchased in-process research and development in connection with the Merger.

(2) Lease interest income consists of interest income associated with contracts or agreements pursuant to which a third party acquires infusion pumps under sales-type leases.

(3) On January 31, 1992, Advanced Medical repaid and restructured its debt and recorded a $8,632 extraordinary loss on extinguishment of debt.

(4) In January 1992, Advanced Medical issued 7 1/4% convertible subordinated debentures due 2002 in the principal amount of $60,000 and 500 shares of Common Stock at $15.375 per share. For further discussion, see Note 4 to the Consolidated Financial Statements.

(5) In August 1994, IMED amended its revolving credit facility with General Electric Capital Corporation. For further discussion, see Note 4 to the Consolidated Financial Statements.

(6) In 1995, Advanced Medical completed exchanges wherein $43,848 of Advanced Medical's 7 1/4% convertible subordinated debentures due 2002 were exchanged for an aggregate of $21,924 of the Company's 15% subordinated debentures due 1999 and 2,062 shares of Common Stock. As a result of these transactions, Advanced Medical's long term debt was reduced $21,924 and Advanced Medical recorded an extraordinary gain on extinguishment of debt of $15,177. For further discussion, see Note 4 to the Consolidated Financial Statements.

 (7) On December 4, 1995, Advanced Medical issued a $25,000 secured convertible promissory note. For further discussion, see Note 4 to the Consolidated Financial Statements.

 (8) In connection with the Merger, the Company entered into the $250,000 New Credit Facility and also issued $200,000 of 9 3/4% senior subordinated notes due 2006. Additionally, convertible promissory notes in the aggregate principal amount of $37,500 were exchanged for 29,416,086 shares of Common Stock, including 3,333,333 shares issued as an inducement to convert, which resulted in $10,000 of debt conversion expense. Advanced Medical also redeemed the remaining $21,924 principal amount of its 15% subordinated debentures due 1999 and recorded an extraordinary loss on extinguishment of debt of $1,630 as a result of this transaction. For further discussion, see
    Note 4 to the Consolidated Financial Statements.

 (9) Advanced Medical has never paid dividends on the Common Stock.

(10) Adjusted EBITDA represents income from operations before restructuring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Advanced Medical has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as Advanced Medical believes that the inclusion of these items would not be helpful to an investor's understanding of Advanced Medical's ability to service debt. Advanced Medical's computaton of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(11) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during December 1996.

(12) Depreciation and amortization excludes amortization of debt issuance costs included in interest expense of $770, $732, $681, $521 and $1,332 for the years ended December 31, 1992, 1993, 1994, 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCED MEDICAL AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

    Advanced Medical is a holding company for the Company. Advanced Medical also identifies and evaluates potential acquisitions and investments, and performs various corporate functions. As a holding company, Advanced Medical currently has no revenues to fund its operating and interest expense and relies on cash generated from operations of the Company, external borrowings, sale of investments and other external sources of funds to meet its obligations.

    As described in Note 1 to the Consolidated Financial Statements, IMED was the predecessor to the Company for financial reporting purposes. As a result of the Merger on November 26, 1996, the operating results reported for the year ended December 31, 1996 are not comparable to 1995. The 1996 operating results represent those of Advanced Medical and IMED for the entire year plus the results of the

Company for the period from November 27, 1996 through December 31, 1996. Unless otherwise indicated, the changes in operating results described herein relate only to Advanced Medical and IMED exclusive of the impact on the 1996 results due to the Merger.

    The Company sells and services infusion systems primarily in the United States, Western Europe, Canada, Australia, Latin America and the Middle East. Additionally, as a result of the Merger, the Company now generates revenue from the sale of vital signs measurement products. IMED generated revenues from the sale and/or lease of infusion pumps and sales of associated proprietary disposable administration sets. Prior to 1993, disposable administration sets used with IMED's piston cassette infusion pumps had generated a majority of IMED's overall sales of disposable administration sets and total revenues. During 1995 and 1996, virtually all of IMED's revenues from the sale or lease of infusion pumps were attributable to IMED's Gemini series of large volume peristaltic infusion pumps reflecting the trend in the health care industry away from older piston cassette technology toward the peristaltic technology incorporated in the Gemini series. The Company expects that the shift away from piston cassette technology toward peristaltic technology will continue. IMED discontinued manufacturing piston cassette infusion pumps in the first quarter of 1995. IMED's infusion systems are priced at the high end of the industry price range and compete on the basis of technological sophistication, quality, safety and flexibility in application.

    Approximately 69% and 72% of IMED's sales during 1995 and 1996, respectively, were attributable to sales of proprietary disposable administration sets. Prior to the third quarter of 1992, a majority of IMED's net sales attributable to disposable administration sets were generated by sales of disposable administration sets used with IMED's piston cassette infusion pumps. During 1995 and 1996, however, approximately 79% and 83% of IMED's disposable administration set sales were attributable to sales of disposable administration sets used with IMED's Gemini series infusion pumps reflecting the industry shift away from piston cassette technology toward peristaltic technology and IMED's growing installed base of peristaltic infusion pumps.

    In recent years, IMED's results of operations have been affected by the cost containment pressures applicable to health care providers. In particular, in order to reduce costs, certain hospitals have adopted a new protocol increasing the maximum time between disposable administration set changes from every 24 hours to as much as every 72 hours. Notwithstanding this change in protocol, unit sales volume of IMED's disposable administration sets have increased in every year since 1993, primarily as a result of its growing installed base of infusion pumps. The Company's profitability is also affected by the increasing use of GPOs which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which police compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's profitability in the future. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery would affect the Company's future results of operations. Although the final form of any such legislation is not known, it is likely that any such legislation may impose limits on the number and type of medical procedures which may be performed and may restrict a provider's ability to select specific devices or products for use in administering care which, in turn, could adversely impact demand and/or pricing for the Company's infusion systems. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

    Commencing in 1993, IMED undertook a number of measures designed to reduce manufacturing costs and increase Adjusted EBITDA. These measures included (i) selling IMED's Irish molding manufacturing operations in August 1994; (ii) decreasing IMED's domestic work force by approximately 10% during 1993; and
(iii) modifying certain employee benefit plans in 1993. Since that time, IMED has also undertaken to outsource certain component parts and negotiate price reductions from key suppliers in order to further improve its gross margin.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net sales:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------------
                                                                     1994         1995           1996          1996(A)
                                                                  -----------  -----------  --------------  --------------
                                                                                            (AS REPORTED)
Sales...........................................................      100.0%       100.0%        100.0%          100.0%
Cost of sales...................................................       58.5         56.2          57.6            55.2
                                                                      -----        -----         -----           -----
Gross margin....................................................       41.5%        43.8%         42.4%           44.8%
Selling and marketing expense...................................       15.0         14.7          16.3            15.9
General and administrative expense..............................        9.6          9.5          11.2            11.1
Research and development expense................................        5.7          6.6           6.5             6.9
Purchased in-process research and development...................         --           --          32.3              --
Restructuring, integration and other non-recurring charges......         --           --          11.2              --
Lease interest income...........................................        2.2          2.1           1.8             2.1
                                                                      -----        -----         -----           -----
Income (loss) from operations...................................       13.4         15.1         (33.3)           13.0
Interest expense................................................       (7.8)        (7.2)         (9.8)          (11.8)
Other, net......................................................        1.0          0.3           0.9             1.1

OTHER DATA:
  Adjusted EBITDA...............................................       20.4%        21.9%         20.4%           20.3%

------------------------------

(A) Amounts represent those of consolidated Advanced Medical exclusive of the impact of the Merger, purchase accounting and restructuring.

    The following table sets forth sales by major product groups for the periods presented:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1994       1995       1996
                                                                                       ---------  ---------  ---------
                                                                                                (IN MILLIONS)
Piston cassette disposables..........................................................  $    22.1  $    16.6  $    14.1
Peristaltic disposables..............................................................       53.8       60.5       66.9
Piston cassette infusion pumps.......................................................         .7         .5         --
Peristaltic infusion pumps...........................................................       22.5       25.3       22.9
ReadyMED.............................................................................        3.5        2.5        2.1
Products manufactured in Ireland.....................................................        2.6         --         --
Other (1)............................................................................        6.9        7.2        7.0
                                                                                       ---------  ---------  ---------
  Total IMED only....................................................................      112.1      112.6      113.0
IVAC Sales...........................................................................         --         --       23.4
                                                                                       ---------  ---------  ---------
  Total..............................................................................  $   112.1  $   112.6  $   136.4
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------------------

(1) Consists primarily of operating lease income relating to pumps, service fees, license fee revenue and accessory sales.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    SALES. Sales increased approximately $23.8 million or 21.2% due to the inclusion of IVAC's sales for December 1996. Excluding IVAC sales, total IMED only sales increased approximately $0.4 million during 1996 as compared to 1995. United States sales decreased approximately $4.5 million or 4.9% during 1996 as compared to 1995. Within the United States infusion therapy business, sales decreased for 1996, as compared to 1995, primarily due to a (i) decrease in the volume of infusion pump shipments primarily attributable to several large transactions during 1995 and (ii) decline in the average selling price of IMED's infusion pumps and disposable administration sets, offset in part by an increase in unit volume of disposable administration set sales. Sales to customers located outside of the United States increased $5.0 million, or 24.5%, from $20.4 million for 1995 to $25.4 million for 1996 primarily as a result of increased unit volume of disposable administration sets resulting from IMED's growing installed base in Canada, Australia, Latin America and the Far East. Also contributing to the growth in international sales was IMED's repurchase of the European distribution rights for its products in August 1996. This repurchase resulted in higher end-user sales prices being recognized than charged to the European distributor in 1995.

    GROSS MARGIN. Gross margin increased $8.4 million or 17.1% from 1995 to 1996 primarily due to the Merger. Additionally, 1996 gross margin was reduced by $4.0 million due to that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during December 1996. Excluding the Merger, IMED only gross margin increased $1.4 million from $49.3 million for 1995 to $50.7 million for 1996 due primarily to the decrease in cost of sales discussed below. Despite the decline in average selling prices of infusion pumps and disposable administration sets discussed above, IMED only gross margin, as a percentage of IMED only sales, increased from 43.8% for 1995 to 44.8% for 1996 primarily as a result of reductions in the manufacturing cost of disposable administration sets caused by (i) increased outsourcing of molded parts and components; (ii) negotiated price reductions from suppliers; and (iii) the favorable effects of increased manufacturing volume. Gross margin also increased for 1996, compared to 1995, as a result of lower unit cost for inventory at December 31, 1995 that were sold during 1996 compared to the unit cost for inventory at December 31, 1994 that were sold during 1995.

    SELLING AND MARKETING. Selling and marketing expense increased $5.7 million or 34.4% during 1996 as compared to 1995 primarily due to the Merger. Exclusive of the Merger, as a percentage of IMED only sales, selling and marketing expense increased from 14.7% for 1995 to 15.9% for 1996. IMED only selling and marketing expense increased from $16.6 million for 1995 to $18.0 million for 1996 primarily due to the recognition of selling and marketing expense by IMED Ltd. in 1996 as a result of IMED's repurchase of the European distribution rights for IMED products from Pharmacia & Upjohn, Inc. Also contributing to this increase were compensation and relocation expenses for selling and marketing management personnel hired during 1996.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased $4.5 million or 42.7% during 1996 as compared to 1995 primarily due to the Merger. Exclusive of the Merger, general and administrative expense increased from $10.7 million for 1995 to $12.5 million for 1996 as a result of recruitment and relocation expenses of development personnel and increased management compensation. General and administrative expense also increased for 1996, compared to 1995, due to the recognition of general and administrative expenses by IMED Ltd. in 1996. As a percentage of IMED only sales, IMED only general and administrative expense increased from 7.9% for 1995 to 9.5% for 1996 primarily as a result of the increase in general and administrative expenses discussed above.

    RESEARCH AND DEVELOPMENT. Research and development expense increased $1.5 million or 19.9% during 1996 as compared to 1995 primarily due to the Merger. IMED only research and development expense increased from $7.4 million for 1995 to $7.8 million for 1996 primarily as a result of the timing of certain expenses associated with the development of a new modular infusion system. Due to the increase in IMED only research and development costs, research and development expense, as a percentage of sales, increased from 6.6% for 1995 to 6.9% for 1996.

    PURCHASED RESEARCH AND DEVELOPMENT. In connection with the Merger, the assets and liabilities of IVAC were adjusted to their estimated fair values. As a result of this process, the Company incurred a one-time $44.0 million write-off related to the value assigned to the acquired in-process research and development of IVAC projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects. The project, which represents the most significant portion of the acquired in-process research and development charge, is an improved cost effective and technologically advanced electronic thermometer designed to provide a temperature reading in seven-to-ten seconds. Market introduction of this product is planned for the second half of 1997.

    RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING COSTS. In connection with the Merger, management performed an extensive review of the operating activities of both IMED and IVAC in order to reduce costs and maximize synergies. Management identified duplicative costs to eliminate and developed and implemented plans to consolidate and integrate the companies' operations including product strategies, manufacturing, service centers, research and development, marketing and other administrative functions. As a result, the Company has recorded a non-recurring charge related to the implementation of these plans in the amount of $15.3 million in 1996. Estimated dealer termination costs, as well as severance and benefits costs related to the acquired company's personnel in the amount of $2.8 million were also accrued at the acquisition date. The remaining unpaid portion of approximately $2.7 million is included in accrued restructuring costs at December 31, 1996 and is expected to be paid during 1997. In accordance with generally accepted accounting principles, such items effectively increased the amount of goodwill recorded in connection with the Merger and were not included in the $15.3 million restructuring and integration expense included in the Consolidated Statement of Operations for the year ended December 31, 1996. At December 31, 1996, the Company has approximately $15.1 million accrued related to restructuring costs, primarily all of which the Company believes will be paid during 1997. Additionally, the Company expects to incur additional integration expenses during 1997 to fully implement its plans.

    As a result of these plans, approximately 225 employees from all functional areas were given notice of termination in December 1996. Approximately 125 of such terminations were effective December 31, 1996 while the additional 100 employees are being phased-out during the first half of 1997.

    Due to excess capacity at the manufacturing facilities of both companies, the Company has consolidated IMED's instrument manufacturing operations into the existing IVAC facility. This consolidation was completed in December 1996. In addition, as a result of the employee terminations described above, management decided to consolidate the headquarters of IMED into IVAC's existing headquarters. This consolidation was substantially completed during the first quarter of 1997.

    Management has also identified additional cost savings related to volume discounts expected to be received as a result of vendor consolidation.

    Management believes that all of the items described above will lead to reduced manufacturing and operating costs of the Company in future periods as compared to the combined historical costs of the two companies. The extent of the savings is dependent upon the timing of when such consolidation and integration is completed.

    LEASE INTEREST INCOME. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income increased $0.2 million or 7.2% for 1996 as compared to 1995 primarily due to the Merger.

    INCOME (LOSS) FROM OPERATIONS. Income from operations decreased from $17.1 million for 1995 to a loss of $45.3 million for 1996 primarily due to the Merger and resulting purchase accounting adjustments which more than offset the IVAC only operating consolidated generated in December 1996. Excluding the impact of the Merger on the 1996 operating results, consolidated Advanced Medical operating income decreased $2.3 million or 13.5% from $17.1 million in 1995 to $14.8 million in 1996 due to the reasons discussed above.

    ADJUSTED EBITDA For the reasons discussed above excluding the impact of the Merger, as a percentage of sales, Adjusted EBITDA decreased from 21.9%, or $24.6 million, for 1995 to 20.3%, or $22.9 million, for 1996. Adjusted EBITDA represents income from operations before restructuring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of operating performance or as a measure of liquidity. Advanced Medical has included information concerning Adjusted EBITDA herein because it believes that such information is generally used by investors as a measure of an issuer's ability to service its debt obligations. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as Advanced Medical believes that the inclusion of these items would not be helpful to an investor's understanding of Advanced Medical's ability to service debt. Advanced Medical's computation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

    INTEREST EXPENSE. Interest expense increased $5.2 million from $8.2 million during 1995 to $13.4 million during 1996. The increase in interest expense was due to the increase in debt obtained to finance the Merger. Also contributing to the increase was the interest on approximately $11.0 million of borrowings made by IMED in August 1996 related to the repurchase of the European distribution rights for IMED products, as well as interest on $25.0 million of convertible notes payable to Decisions Incorporated ("Decisions") which was borrowed in December 1995 and converted to Common Stock in November 1996 in connection with the Merger.

    INTEREST INCOME. Interest income increased approximately $1.0 million during 1996 as compared to 1995 due to the interest earned on the proceeds of the $25.0 million borrowed from Decisions in December 1995. Approximately $12.5 million of such proceeds was utilized in June 1996 to fund the purchase of a warrant which entitled the holder to purchase up to 10% of IMED's common stock. The remaining proceeds were utilized in November 1996 in connection with the Merger.

    DEBT CONVERSION EXPENSE. In connection with the Merger, $37.5 million of convertible notes payable to Decisions were converted to Common Stock. In order to induce conversion, 3,333,333 shares of Common Stock were issued to Decisions. As a result, during 1996 Advanced Medical recorded a non-cash charge of $10.0 million based upon the fair value of the shares issued.

    OTHER INCOME. During 1996, Advanced Medical sold its investment in the common stock of Alteon, Inc. for approximately $2.4 million and realized a gain of approximately $0.7 million.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    SALES. Sales increased $0.4 million, or 0.4%, from $112.1 million for 1994 to $112.6 million for 1995. United States sales, which were 81.8% of sales for 1995, increased $0.9 million or 1.0%, from $91.2 million for 1994 to $92.1 million for 1995. Within the United States infusion therapy business, sales increased for 1995 as compared to 1994 primarily due to an increase in the volume of infusion pump and disposable administration set shipments, offset in part by a decline in average selling price of infusion pumps and disposable administration sets and a reduction in ReadyMED sales volume due to lower demand for the product. Sales to customers outside of the United States increased $2.1 million, or 11.5%, from $18.3 million for 1994 to $20.4 million for 1995 primarily as a result of increased (i) unit volume of disposable administration sets in Australia, the Middle East and the Far East and (ii) sales of infusion pumps in the Middle East, the Far East and Western Europe, partially offset by decreased volume of disposable administration sets in Western Europe reflecting a decline in installed instrument base. The increased volume of infusion pumps and disposable administration sets in the Middle East and the Far East reflect the additional investment in direct sales personnel in these territories which were previously covered exclusively by dealer networks.

    GROSS MARGIN. Gross margin increased $2.8 million from $46.5 million for 1994 to $49.3 million for 1995 primarily due to reductions in cost of sales. Gross margin as a percentage of sales increased from 41.5% for 1994 to 43.8% for 1995 primarily due to (i) increased outsourcing of molded parts and components;
(ii) the discontinuance of lower margin sales generated from the production by IMED of a customer's products; and (iii) the favorable effects of the peso devaluation on the labor cost on the assembly of disposable administration sets at IMED's Mexico facility in 1995, partially offset by the decline in the average selling price of IMED's instruments and disposable administration sets in the United States.

    SELLING AND MARKETING. As a percentage of sales, selling and marketing expense decreased from 15.0%, or $16.9 million, for 1994 to 14.7%, or $16.6 million, for 1995, primarily due to cost containment programs which continue to reduce expenses, partially offset by expenses associated with certain 1995 sales meetings not held in 1994 and increases in personnel costs associated with additional head count in international territories previously covered exclusively by dealer networks.

    GENERAL AND ADMINISTRATIVE. General and administrative expense was approximately $10.7 million for both 1994 and 1995. As a percentage of sales, general and administrative expense decreased from 9.6% for 1994 to 9.5% for 1995.

    RESEARCH AND DEVELOPMENT. Research and development expense increased from $6.3 million, or 5.7% of sales, for 1994 to $7.4 million, or 6.6% of sales, for 1995 primarily as a result of increases in personnel and related costs associated with the development of a new modular infusion system.

    LEASE INTEREST INCOME. Lease interest income during both periods consisted of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases.

    ADJUSTED EBITDA. For the reasons discussed above, as a percentage of sales, Adjusted EBITDA increased from 20.4%, or $22.9 million, for 1994 to 21.9%, or $24.6 million, for 1995. Adjusted EBITDA represents income from operations before restructuring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of operating performance or as a measure of liquidity. Advanced Medical has included information concerning Adjusted EBITDA herein because it believes that such information is generally used by investors as a measure of an issuer's ability to service its debt obligations. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as Advanced Medical believes that the inclusion of these items would not be helpful to an investor's understanding of Advanced Medical's ability to service debt. Advanced Medical's computation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

    INCOME FROM OPERATIONS. For the reasons discussed above, as a percentage of sales, income from operations increased from 13.4%, or $15.0 million, for 1994 to 15.1%, or $17.1 million, for 1995.

    INTEREST EXPENSE. Interest expense decreased from $8.7 million for 1994 to $8.2 million for 1995 primarily as a result of lower average borrowings at IMED.

    PROVISION (BENEFIT) FOR INCOME TAXES. Provision for income taxes was $1.9 million for 1994 compared to $9.4 million of income tax benefit for 1995. The 1995 income tax benefit includes approximately $10.5 million of benefit related to the recognition of deferred tax assets which, in the opinion of management, are more likely than not of realization. Additionally, the provision for income taxes in 1994 includes taxes on foreign earnings relating to the sale of IMED's Irish manufacturing facility in August 1994.

    EXTRAORDINARY ITEM. During 1995 Advanced Medical recognized an extraordinary gain of $15.2 million, net of income taxes of $1.1 million, related to two transactions whereby a total of approximately $43.8 million of Advanced Medical 7 1/4% convertible subordinated debentures due 2002 (the "Convertible

Debentures") were exchanged for approximately $21.9 million of newly issued 15% subordinated debentures due 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Management currently believes that sufficient cash will be available through the Company, based upon current operations, to satisfy debt service and other corporate expenses of Advanced Medical in the foreseeable future. In particular, the New Credit Facility permits the Company to transfer to Advanced Medical up to $1.5 million annually to fund Advanced Medical's operating expenses and additional amounts sufficient to meet interest expense requirements.

    The Company expects to continue to meet its liquidity needs, including, in the short-term, funding of restructuring and integration costs, as well as long-term capital expenditures requirements with cash flow from operations and borrowings under the New Credit Facility. The Company's primary future use of funds will be to fund capital expenditures and strategic acquisitions and to pay debt service on outstanding indebtedness.

    At December 31, 1996, the Company's outstanding indebtedness was $423.9 million, including $200.0 million of bank term debt under the New Credit Facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), all of which was borrowed in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the New Credit Facility at December 31, 1996 would result in additional annual interest expense of approximately $2.3 million. The Company is required under the New Credit Facility to enter into an interest rate protection agreement covering at least 50% of its term loan borrowings. The Company expects to enter into an interest rate protection agreement by the end of the second quarter of 1997. In addition to the Company's debt, at December 31, 1996, Advanced Medical had $16.2 million of outstanding Convertible Debentures.

    In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit facility as part of the New Credit Facility. At December 31, 1996, $15.2 million in borrowings and $0.5 million under letters of credit were outstanding under this facility and $34.3 million was available.

    In connection with the Merger, the Company assumed IVAC's obligations to Siemens Infusion Systems Ltd. These obligations relate to the payment of additional purchase consideration related to the acquisition of the MiniMed product line (the predecessor product line to MS III) and provide for the payment of the greater of $3.0 million per year or 8% of the prior year's MS III sales in 1997 through 1999.

    As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that cash provided by operations will be sufficient to meet its interest expense obligations.

    Annual amortizations of the Company's indebtedness are $4.0 million, $14.6 million and $15.6 million for 1997, 1998 and 1999, respectively.

    The Convertible Debentures provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The Notes and the New Credit Facility permit the Company to fund interest payments on the Convertible Debentures and to make limited distributions to Advanced Medical to fund operating expenses and to pay income taxes; PROVIDED THAT, with respect to the New Credit Facility, there exists no default or event of default under the New Credit Facility. The Notes and the New Credit Facility, however, restricts distributions to Advanced Medical to fund the repayment of the Convertible Notes at maturity.

    In addition to routine capital expenditures that are expected to be consistent with the combined historical capital expenditures of IMED and IVAC, the Company expects to make a total of approximately $12.0 million of capital and operating expenditures during 1997 and 1998 for the acquisition and implementation of a new enterprise-wide information system. In addition, during 1997 the Company plans to make approximately $5.5 million of capital expenditures with respect to leasehold improvements in connection with the consolidation of the domestic operations of IMED and IVAC.

    The Company believes that it will generate sufficient cash flow from operations to fund its operations, make planned capital expenditures and make required payments of principal and interest under the New Credit Facility and interest on the Notes; however, the Company may not generate sufficient cash flow from operations to repay the Notes at maturity. Accordingly, the Company may have to refinance the Notes at or prior to maturity or sell assets or raise equity capital to repay the principal amount of the Notes. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

SEASONALITY

    Infusion pump sales are typically higher in the fourth quarter due to sales compensation plans which reward the achievement of annual quotas and the seasonal nature of the health care industry, including hospital purchasing patterns. First quarter sales are traditionally not as strong as the fourth quarter.

BACKLOG

    The backlog of orders, believed to be firm, at December 31, 1996 was $8.5 million.

FOREIGN OPERATIONS

    As a result of the Merger, the Company has significant foreign operations. Accordingly, the Company is subject to various risks, including without limitation, foreign currency translation risks. Historically, neither IMED nor IVAC has entered into foreign currency contracts to hedge such exposure and such risk has not had a material impact on either such company's operating results, financial condition or cash flows.

HEALTH CARE REFORM

    Because the cost of health care delivery has been steadily rising and because the cost of a significant portion of medical care in the United States and other countries is typically funded by governmental insurance programs, there have been a number of government initiatives to reduce health care costs. Congress and various state legislatures currently are proposing changes in law and regulation that could effect major restructuring of the health care industry. Although many of these proposals may seek to maintain or expand access to health care services, the common objective of the proposed legislation is to achieve cost containment in the health care sector. Changes in governmental support of health care services, the methods by which such services are delivered, the prices for such services, or the regulations governing such services or mandated benefits, as well as the growth of managed care organizations, may all have a material adverse effect on the Company's net sales and expenses. Even if the ultimate impact of any such changes on net sales is positive, no assurance can be given that the costs of complying with possible new requirements would not have a negative impact on the Company's future earnings. No assurance can be given that any such legislation will not have a material adverse effect on the Company's business and results of operations. In addition, the Company believes that the trend toward cost containment in the health care industry resulted in a change of protocol at certain hospitals whereby the maximum time between changes of disposable administration sets increased from every 24 hours to as much as every 72 hours. Unless sales of disposable administration sets increase because of an increased installed base of infusion pumps, this change in protocol, which the Company expects other hospitals will adopt, will have an adverse effect on the Company's business and results of operations. Moreover, this change in protocol and other changes in the United States health care market which may occur in the future could force the Company to alter its approach in selling, marketing, distributing and servicing its customer base.

FORWARD-LOOKING STATEMENTS

    Certain statements contained herein, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Advanced Medical or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both domestic and foreign; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; legislative proposals for health care reform; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company after the Merger; the successful integration of IMED's and IVAC's operations following the Merger; the availability and terms of capital to fund the expansion of the Company's business; and other factors referenced herein. Certain of these factors are discussed in more detail elsewhere herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

  Advanced Medical, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 82 present fairly, in all material respects, the financial position of Advanced Medical, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Diego, California
April 11, 1997

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1995       1996
                                                                                              ---------  ---------
                                                ASSETS

Current assets:
  Cash......................................................................................  $   1,862  $  12,084
  Restricted cash and investment securities.................................................      2,218      2,332
  Securities available for sale.............................................................      6,975     --
  Receivables, net..........................................................................     27,023     87,880
  Inventories...............................................................................     15,829     58,976
  Prepaid expenses and other current assets.................................................      3,651     21,582
                                                                                              ---------  ---------
    Total current assets....................................................................     57,558    182,854
                                                                                              ---------  ---------
Restricted cash.............................................................................     25,000     --
Net investment in sales-type leases, less current portion...................................     15,179     27,276
Property, plant and equipment, net..........................................................     12,653     56,628
Other non-current assets....................................................................     11,834     18,107
Intangible assets, net......................................................................     47,406    308,517
                                                                                              ---------  ---------
                                                                                              $ 169,630  $ 593,382
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................................................  $     322  $   3,963
  Accounts payable..........................................................................      7,881     25,812
  Accrued expenses and other current liabilities............................................     17,417     50,196
  Accrued restructuring and integration costs...............................................     --         15,098
                                                                                              ---------  ---------
    Total current liabilities...............................................................     25,620     95,069
                                                                                              ---------  ---------
Long-term debt..............................................................................     86,789    436,130
Other non-current liabilities...............................................................      6,972     16,130
                                                                                              ---------  ---------
    Total non-current liabilities...........................................................     93,761    452,260
                                                                                              ---------  ---------
Minority interests in consolidated subsidiaries.............................................     11,500     --
                                                                                              ---------  ---------
Contingent liabilities and commitments (Notes 9 and 12)
Mandatorily redeemable equity securities....................................................      7,217     --
                                                                                              ---------  ---------
Non-redeemable preferred stock, common stock and other stockholders' equity:
  Preferred stock, authorized 6,000 and 3,000 shares at $.001 and $.01 par value, respectively; issued and outstanding--none..............................................
  Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding-- 16,214
    and 58,977 shares at December 31, 1995 and 1996, respectively...........................        162        589
  Capital in excess of par value............................................................     62,965    147,840
  Accumulated deficit.......................................................................    (34,468)  (101,704)
  Treasury stock............................................................................       (734)      (734)
  Unrealized holding gains from securities available for sale, net of tax...................      3,577     --
  Other equity..............................................................................         30         62
                                                                                              ---------  ---------
    Total non-redeemable preferred stock, common stock and other stockholders' equity.......     31,532     46,053
                                                                                              ---------  ---------
                                                                                              $ 169,630  $ 593,382
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

        (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1994       1995       1996
                                                                                  ---------  ---------  ---------
Sales...........................................................................  $ 112,122  $ 112,551  $ 136,371
Cost of sales...................................................................     65,590     63,219     78,616
                                                                                  ---------  ---------  ---------
    Gross margin................................................................     46,532     49,332     57,755
                                                                                  ---------  ---------  ---------
Selling and marketing expense...................................................     16,850     16,567     22,273
General and administrative expense..............................................     10,746     10,661     15,210
Research and development expense................................................      6,345      7,386      8,854
Purchased in-process research and development...................................     --         --         44,000
Restructuring, integration and other non-recurring charges......................     --         --         15,277
                                                                                  ---------  ---------  ---------
    Total operating expenses....................................................     33,941     34,614    105,614
                                                                                  ---------  ---------  ---------
Lease interest income...........................................................      2,449      2,333      2,501
                                                                                  ---------  ---------  ---------
    Income (loss) from operations...............................................     15,040     17,051    (45,358)
Other income (expense):
  Interest income...............................................................         77        192      1,193
  Interest expense..............................................................     (8,690)    (8,153)   (13,393)
  Debt conversion expense.......................................................     --         --        (10,000)
  Other, net....................................................................      1,136        313      1,222
                                                                                  ---------  ---------  ---------
    Total other expense.........................................................     (7,477)    (7,648)   (20,978)
                                                                                  ---------  ---------  ---------
Income (loss) before income taxes, minority interests and extraordinary item....      7,563      9,403    (66,336)
Provision (benefit) for income taxes............................................      1,886     (9,374)      (730)
                                                                                  ---------  ---------  ---------
Income (loss) before minority interests and extraordinary item..................      5,677     18,777    (65,606)
Minority interests in consolidated subsidiaries.................................     --         (6,500)    --
                                                                                  ---------  ---------  ---------
Income (loss) before extraordinary item.........................................      5,677     12,277    (65,606)
Extraordinary item--gain (loss) on early retirement of debt, net of taxes.......     --         15,177     (1,630)
                                                                                  ---------  ---------  ---------
Net income (loss)...............................................................      5,677     27,454    (67,236)
Dividends and accretion on mandatorily redeemable preferred stock...............        874        650        962
                                                                                  ---------  ---------  ---------
Net income (loss) attributable to common stock..................................  $   4,803  $  26,804  $ (68,198)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Income (loss) per common share assuming no dilution:
    Income (loss) before extraordinary item.....................................  $     .34  $     .74  $   (3.27)
    Extraordinary item..........................................................     --            .96       (.08)
                                                                                  ---------  ---------  ---------
        Net income (loss) per common share assuming no dilution.................  $     .34  $    1.70  $   (3.35)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Income (loss) per common share assuming full dilution:
    Income (loss) before extraordinary item.....................................  $     .22  $     .37  $   (3.27)
    Extraordinary item..........................................................     --            .46       (.08)
                                                                                  ---------  ---------  ---------
        Net income (loss) per common share assuming full dilution...............  $     .22  $     .83  $   (3.35)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Weighted average common shares outstanding assuming no dilution.................     14,069     15,755     20,343
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Weighted average common shares outstanding assuming full dilution...............     24,099     33,183     20,343
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1994       1995       1996
                                                                                      ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss).................................................................  $   5,677  $  27,454  $ (67,236)
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................      8,492      8,096     11,174
    Net gain on disposal/write-off of property, plant and equipment.................       (880)      (176)      (452)
    Minority interests in consolidated subsidiaries.................................     --          6,500     --
    Extraordinary (gain) loss--early retirement of debt, net of taxes...............     --        (15,177)     1,630
    Debt conversion expense.........................................................     --         --         10,000
    Write-off of debt issue costs...................................................     --         --            657
    Purchased in-process research and development...................................     --         --         44,000
    Inventory purchase price allocation adjustment..................................     --         --          4,014
    Non-cash restructuring charges..................................................     --         --          1,616
    (Increase) decrease in assets, net of effects of the Merger:
      Receivables...................................................................      1,283     (2,096)    (2,932)
      Inventories...................................................................       (976)     4,518     (1,223)
      Prepaid expenses and other current assets.....................................       (409)    (1,511)       578
      Net investment in sales-type leases...........................................        458       (458)     1,830
      Other non-current assets......................................................      1,509    (10,718)     7,872
    Increase (decrease) in liabilities, net of effects of the Merger:
      Accounts payable..............................................................      1,918       (546)     2,975
      Accrued expenses and other current liabilities................................     (1,780)     2,900      1,536
      Other non-current liabilities.................................................     (3,502)      (313)    (8,324)
                                                                                      ---------  ---------  ---------
Net cash provided by operating activities...........................................     11,790     18,473      7,715
                                                                                      ---------  ---------  ---------
Cash flows from investing activities:
  Net decrease (increase) in restricted cash and investments........................        130    (25,486)    24,886
  Capital expenditures..............................................................     (4,549)    (4,803)    (9,502)
  Payments for product distribution rights..........................................     --         (3,402)   (12,556)
  Proceeds from disposal of property, plant and equipment...........................        253         17        106
  Proceeds from sale of investments.................................................      7,534        859      2,374
  Acquisition of business, net of cash acquired (Note 2)............................     --         --       (219,459)
                                                                                      ---------  ---------  ---------
Net cash provided by (used in) investing activities.................................      3,368    (32,815)  (214,151)
                                                                                      ---------  ---------  ---------
Cash flows from financing activities:
  Net (repayments) proceeds under former revolving credit facilities................     (5,296)    (7,764)    10,006
  Principal payments on long-term debt..............................................    (44,998)    (1,218)      (322)
  Proceeds from issuance of notes payable and long-term debt........................     36,293     25,000    400,000
  Proceeds from revolving credit facility...........................................     --         --         15,200
  Proceeds from issuance of common stock............................................     --         --         40,024
  Debt issuance costs...............................................................     (1,205)      (498)   (16,888)
  Debt repaid in merger.............................................................     --         --       (210,723)
  Redemption/repurchase of preferred stock including related dividends..............       (686)    --         (7,844)
  Purchase of common stock warrant..................................................     --         --        (12,500)
                                                                                      ---------  ---------  ---------
Net cash (used in) provided by financing activities.................................    (15,892)    15,520    216,953
                                                                                      ---------  ---------  ---------
Effect of exchange rate changes on cash.............................................        312       (656)      (295)
                                                                                      ---------  ---------  ---------
Net (decrease) increase in cash.....................................................       (422)       522     10,222
Cash at beginning of year...........................................................      1,762      1,340      1,862
                                                                                      ---------  ---------  ---------
Cash at end of year.................................................................  $   1,340  $   1,862  $  12,084
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)

                                                                                                                 UNREALIZED
                                                                                                                   HOLDING
                                                                                                                    GAINS
                                                                                                                    FROM
                                          COMMON STOCK       CAPITAL IN                     TREASURY STOCK       SECURITIES
                                     ----------------------  EXCESS OF   ACCUMULATED   ------------------------   AVAILABLE
                                      SHARES      AMOUNT     PAR VALUE     DEFICIT       SHARES       AMOUNT      FOR SALE
                                     ---------  -----------  ----------  ------------  -----------  -----------  -----------
Balance at December 31, 1993.......     14,152   $     142   $   59,478   $  (67,599)          83    $    (734)
Accretion and dividends on
  mandatorily redeemable preferred
  stock............................                                (874)
Increase in unrealized holding
  gains from securities available
  for sale, net of tax.............                                                                               $     883
Other equity transactions..........                                  99
Net income for the year............                                            5,677
                                                                                               --
                                     ---------       -----   ----------  ------------                    -----   -----------
Balance at December 31, 1994.......     14,152         142       58,703      (61,922)          83         (734)         883
Issuance of common stock...........      2,062          20        4,912
Dividends on mandatorily redeemable
  preferred stock..................                                (650)
Increase in unrealized holding
  gains from securities available
  for sale, net of tax.............                                                                                   2,694
Other equity transactions..........
Net income for the year............                                           27,454
                                                                                               --
                                     ---------       -----   ----------  ------------                    -----   -----------
Balance at December 31, 1995.......     16,214         162       62,965      (34,468)          83         (734)       3,577
Issuance of common stock upon
  conversion of notes payable (Note
  4)...............................     29,416         294       47,206
Issuance of common stock (Note
  12)..............................     13,333         133       39,867
Dividends on mandatorily redeemable
  preferred stock..................                                (962)
Decrease in unrealized gain on
  securities available for sale,
  net of tax.......................                                                                                  (3,577)
Purchase of common stock warrant...                              (1,000)
Exercise of stock options..........         14                       24
Other equity transactions..........                                (260)
Net loss for the year..............                                          (67,236)
                                                                                               --
                                     ---------       -----   ----------  ------------                    -----   -----------
Balance at December 31, 1996.......     58,977   $     589   $  147,840   $ (101,704)          83    $    (734)   $  --
                                                                                               --
                                                                                               --
                                     ---------       -----   ----------  ------------                    -----   -----------
                                     ---------       -----   ----------  ------------                    -----   -----------


                                        OTHER
                                       EQUITY       TOTAL
                                     -----------  ---------
Balance at December 31, 1993.......   $     439   $  (8,274)
Accretion and dividends on
  mandatorily redeemable preferred
  stock............................                    (874)
Increase in unrealized holding
  gains from securities available
  for sale, net of tax.............                     883
Other equity transactions..........         251         350
Net income for the year............                   5,677

                                          -----   ---------
Balance at December 31, 1994.......         690      (2,238)
Issuance of common stock...........                   4,932
Dividends on mandatorily redeemable
  preferred stock..................                    (650)
Increase in unrealized holding
  gains from securities available
  for sale, net of tax.............                   2,694
Other equity transactions..........        (660)       (660)
Net income for the year............                  27,454

                                          -----   ---------
Balance at December 31, 1995.......          30      31,532
Issuance of common stock upon
  conversion of notes payable (Note
  4)...............................                  47,500
Issuance of common stock (Note
  12)..............................                  40,000
Dividends on mandatorily redeemable
  preferred stock..................                    (962)
Decrease in unrealized gain on
  securities available for sale,
  net of tax.......................                  (3,577)
Purchase of common stock warrant...                  (1,000)
Exercise of stock options..........                      24
Other equity transactions..........          32        (228)
Net loss for the year..............                 (67,236)

                                          -----   ---------
Balance at December 31, 1996.......   $      62   $  46,053

                                          -----   ---------
                                          -----   ---------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1--BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY:

    Advanced Medical, Inc. ("Advanced Medical"), operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and vital signs measurement instruments and related disposables and accessories. On April 2, 1990, Advanced Medical acquired the IMED Division of Fisher Scientific Company through IMED Corporation ("IMED"). IMED is a wholly-owned subsidiary of Advanced Medical. On November 26, 1996, IMED acquired all of the outstanding stock of IVAC Holdings, Inc. ("IVAC Holdings") and its subsidiaries including IVAC Medical Systems, Inc. (Note 2). In connection with the acquisition, IMED and IVAC Medical Systems, Inc. were merged into IVAC Holdings (the "Merger"). The accompanying balance sheet as of December 31, 1996 reflects the assets, liabilities and stockholders' equity of Advanced Medical and its subsidiaries, including the merged entity. The accompanying statements of operations, of cash flows and of stockholders' equity for the year ended December 31, 1996, reflect the operations and cash flows of Advanced Medical and its subsidiaries up to the date of the acquisition and the operations and cash flows of Advanced Medical and its subsidiaries, including the merged entity, subsequent to the acquisition date. (Advanced Medical and its subsidiaries are collectively referred to as the "Company.")

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION:

    The financial statements include the accounts of Advanced Medical and its greater than 50 percent-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION:

    Revenue is recorded upon product shipment, net of an allowance for estimated returns, or service delivery. Additionally, the Company leases instruments to customers under non-cancelable sales-type capital leases and operating lease contracts with terms ranging generally from 1 to 6 years. The Company sells instruments via long-term financing arrangements to a number of customers under agreements which allow customers to acquire instruments with no initial payment. The sales price for the instruments is recovered via surcharges applied to minimum purchase commitments of related disposables. The term of the financing is generally three to five years, with interest at rates of 9% to 15%. Unearned finance revenue is calculated using the inherent rate of interest on each agreement, the expected disposable shipment period and the principal balance financed and is recognized as disposables are shipped using a reducing principal balance method which approximates the interest method. Contract provisions include

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1--BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liquidated damage clauses which are sufficient to recover the sales price of the instruments in the event of customer cancellation.

CONCENTRATIONS OF CREDIT RISK:

    The Company provides a variety of financing arrangements for its customers. The majority of the Company's accounts receivable are from hospitals throughout the United States and Europe with credit terms of generally 30 days. The Company maintains adequate reserves for potential credit losses and such losses, which have been minimal, have been within management's estimates.

SECURITIES AVAILABLE FOR SALE:

    The Company classifies its investment securities as "available for sale"; accordingly, such investment securities are recorded at their fair market value with increases or decreases in fair value recorded as a component of stockholders' equity. Actual gains and losses are recognized in the statement of operations as the underlying securities are sold.

INVENTORIES:

    Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Cost of inventory acquired in the Merger was determined based on an allocation of the purchase price to all assets and liabilities including inventory, as determined by an independent appraisal, at the date of acquisition (Note 2).

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method based upon the following estimated useful lives of the assets or lease terms, if shorter, for leasehold improvements and instrument operating leases:

                                                                3 to 10
Building and leasehold improvements...........................  years
                                                                3 to 10
Machinery and equipment.......................................  years
Furniture and fixtures........................................  4 to 8 years
Instruments on operating lease contracts......................  1 to 6 years

INTANGIBLE ASSETS:

    The Company has recorded goodwill for the excess purchase price over the estimated fair values of tangible and intangible assets acquired and liabilities assumed resulting from acquisitions. In connection with the Merger, a portion of the purchase price was allocated to various identifiable intangible assets, including patents, trademarks, workforce and supply agreements, based on their fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been assigned to goodwill. Additionally, the Company has recorded intangible assets related to purchases of patents and product distribution rights.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1--BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
    Intangible assets are amortized as follows:

Supply agreements...................  Straight-line 3 years
                                                   13 years (weighted
Patents.............................  Straight-line average)
Workforce...........................  Straight-line 16 years
Product distribution license fee....  Straight-line 15 years
Trademarks..........................  Straight-line 30 years
Goodwill............................  Straight-line 30 to 35 years

IMPAIRMENT OF LONG-LIVED ASSETS:

    The Company investigates potential impairments of long-lived assets and certain identifiable intangibles including goodwill, on an exception basis, when there is evidence that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset. The Company has not identified any such losses.

DEBT ISSUE COSTS:

    Debt issue costs aggregating $1,980 and $17,504 at December 31, 1995 and 1996, respectively, are amortized using the interest method over the respective terms of the debt agreements and are included in other non-current assets.

FOREIGN CURRENCY TRANSLATION:

    The accounts of foreign subsidiaries which use local currencies as functional currencies are translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical exchange rates for equity and weighted average exchange rates during the period for revenues and expenses. The gains or losses resulting from translations are excluded from results of operations and accumulated as a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT COSTS:

    Research and development costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amount of the Company's financial instruments, including cash, trade receivables and payables, approximates their fair value due to their short term maturities. The fair values of the Company's long-term lease receivables are estimated by discounting future cash flows using discount rates that reflect the risk associated with similar types of loans. The fair value of the Company's long-term debt is estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities and the quoted market price for the debentures. The estimated fair values of both the

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1--BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
Company's long-term lease receivables and long-term debt, with the exception of the debentures, approximate their carrying values. The fair value of the debentures was approximately $12,800 at December 31, 1996.

INCOME TAXES:

    The Company and its domestic subsidiaries file a consolidated Federal income tax return. Domestic subsidiaries file income tax returns in multiple states on either a stand-alone or combined basis. Foreign subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for deferred income taxes on undistributed earnings of its foreign subsidiaries.

    The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements and tax returns in different periods. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a reserve against its net deferred assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

STOCK-BASED COMPENSATION:

    During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has evaluated the pro forma effects of SFAS 123, which was effective for the Company's fiscal year-end 1996. Based on its evaluation, the effects are not material to the Company's consolidated financial position, liquidity or results of operations.

NET INCOME (LOSS) PER COMMON SHARE:

    The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents using the treasury stock method. The Company's net income (loss) per common share assuming full dilution is computed using the weighted average number of common shares outstanding plus dilutive common stock equivalents using the treasury stock method at the higher of the average or ending market price during the reporting period and non-common stock equivalents. The Company's non-common stock equivalents for the years ended December 31, 1994, 1995 and 1996 consist of convertible promissory notes issued to Decisions Incorporated ("Decisions"), a corporation wholly owned by Advanced Medical's principal stockholder. Since conversion was assumed from the beginning of the period or date of issuance, if later, net income attributable to common stock for the years ended December 31, 1994 and 1995 has been increased by $386 and $684, respectively, for the interest expense (net of tax) on the convertible promissory notes. Net loss per common share assuming no dilution and full dilution is the same for 1996, as the Company experienced a net loss for the year ended December 31, 1996.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 2--THE MERGER

    On November 26, 1996, IMED acquired all of the outstanding stock of IVAC Holdings and its subsidiaries including IVAC Medical Systems, Inc., in exchange for $390,000 plus acquired cash of $7,225 less total debt assumed aggregating $173,314 plus related expenses. The Merger was financed with $204,200 in bank debt and $200,000 in senior subordinated notes. Subsequent to the acquisition, IVAC Medical Systems, Inc. and IMED were merged into IVAC Holdings.

    In connection with the Merger, Advanced Medical contributed $19,588 to IMED (the "Capital Contribution"). The Capital Contribution was funded in part through the sale to Decisions by Advanced Medical of 13,333,333 shares of its common stock for aggregate proceeds of $40,000 (the "Decisions Contribution"). The balance of the Capital Contribution was funded with existing cash balances of Advanced Medical. The portion of the net proceeds of the Decisions Contribution not applied to make the Capital Contribution was used by Advanced Medical to redeem $21,924 principal amount of its 15% subordinated debentures due 1999 (Note 4) and fund the redemption of Advanced Medical's outstanding preferred stock (Note 6). In connection with the Decisions Contribution, Decisions exchanged an aggregate of $37,500 in principal amount of convertible promissory notes previously issued by Advanced Medical for 29,416,086 shares of Advanced Medical common stock, including 3,333,333 shares of Advanced Medical common stock issued as an inducement to convert (Note 4).

    The acquisition was accounted for as a purchase, whereby the purchase price, including related expenses, was allocated to identified assets, including intangible assets, purchased research and development and liabilities based upon their respective fair values. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $132,482, was recorded as goodwill and is being amortized over its estimated life of thirty years.

    The following unaudited pro forma financial information presents the operations of the Company, as if the Merger had been consummated on January 1, of the respective year, excluding certain one time non-recurring charges related to the Merger.

                                                                      YEAR ENDED DECEMBER, 31
                                                                      ------------------------
                                                                         1995         1996
                                                                      -----------  -----------
Sales:
  As reported.......................................................  $   112,551  $   136,371
  Pro forma.........................................................  $   352,728  $   346,348
Income (loss) before extraordinary item:
  As reported.......................................................  $    12,277  $   (65,606)
  Pro forma.........................................................  $   (38,372) $    (1,364)

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 3--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1995       1996
                                                                                              ---------  ---------
RECEIVABLES:
  Trade receivables.........................................................................  $  20,473  $  75,164
  Allowance for doubtful accounts...........................................................       (875)    (4,085)
                                                                                              ---------  ---------
                                                                                                 19,598     71,079
  Current portion of net investment in sales-type
    leases (Note 9).........................................................................      7,034     16,795
  Other.....................................................................................        391          6
                                                                                              ---------  ---------
                                                                                              $  27,023  $  87,880
                                                                                              ---------  ---------
                                                                                              ---------  ---------
INVENTORIES:
  Raw materials.............................................................................  $   6,946  $  24,711
  Work-in-process...........................................................................      1,686      9,622
  Finished goods............................................................................      7,197     24,643
                                                                                              ---------  ---------
                                                                                              $  15,829  $  58,976
                                                                                              ---------  ---------
                                                                                              ---------  ---------
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
  Deferred income tax asset.................................................................  $   2,345  $  16,201
  Other.....................................................................................      1,306      5,381
                                                                                              ---------  ---------
                                                                                              $   3,651  $  21,582
                                                                                              ---------  ---------
                                                                                              ---------  ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................................................  $  --      $     640
  Building and leasehold improvements.......................................................      2,681     10,073
  Machinery and equipment...................................................................      9,885     32,230
  Furniture and fixtures....................................................................      3,389      5,215
  Instruments under operating lease contracts...............................................     12,762     17,245
  Construction-in-process...................................................................      1,991      8,102
                                                                                              ---------  ---------
                                                                                                 30,708     73,505
  Accumulated depreciation and amortization.................................................    (18,055)   (16,877)
                                                                                              ---------  ---------
                                                                                              $  12,653  $  56,628
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 3--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (CONTINUED) Depreciation expense was $3,893, $4,211 and $5,827 for 1994, 1995 and 1996,
respectively.

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                               1995        1996
                                                                                             ---------  ----------
OTHER NON-CURRENT ASSETS:
  Debt issue costs.........................................................................  $   1,980  $   17,504
  Deferred tax asset.......................................................................      9,491      --
  Other....................................................................................        363         603
                                                                                             ---------  ----------
                                                                                             $  11,834  $   18,107
                                                                                             ---------  ----------
                                                                                             ---------  ----------
INTANGIBLE ASSETS:
  Goodwill.................................................................................  $  47,513  $  179,879
  Patents..................................................................................     15,116      28,661
  Product distribution license fee.........................................................      3,402       8,742
  Supply agreements........................................................................     --          10,758
  Trademarks...............................................................................     --          90,000
  Workforce................................................................................     --           7,100
                                                                                             ---------  ----------
                                                                                                66,031     325,140
  Accumulated amortization.................................................................    (18,625)    (16,623)
                                                                                             ---------  ----------
                                                                                             $  47,406  $  308,517
                                                                                             ---------  ----------
                                                                                             ---------  ----------

    Supply agreements represent non-cancelable customer commitments to purchase specified quantities of disposable administration sets and probe covers at contractual prices.

    Amortization expense was $2,210, $2,338 and $4,168 during 1994, 1995 and 1996, respectively.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
  Income taxes payable....................................................  $   3,248  $   2,647
  Compensation............................................................      3,819      8,096
  Warranty................................................................      2,210     16,676
  Interest................................................................      2,323      3,907
  Other...................................................................      5,817     18,870
                                                                            ---------  ---------
                                                                            $  17,417  $  50,196
                                                                            ---------  ---------
                                                                            ---------  ---------
OTHER NON-CURRENT LIABILITIES:
  Deferred income tax liability...........................................  $  --      $   8,943
  Deferred revenue........................................................      4,618        137
  Other...................................................................      2,354      7,050
                                                                            ---------  ---------
                                                                            $   6,972  $  16,130
                                                                            ---------  ---------
                                                                            ---------  ---------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4--NOTES PAYABLE AND LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
Bank credit facility
  Term loan facilities....................................................................  $   --      $  200,000
  Revolving credit facilities.............................................................      --          15,200
9.75% Senior subordinated notes due 2006..................................................      --         200,000
7.25% Convertible subordinated debentures due 2002........................................      16,152      16,152
15% Subordinated debentures due 1999......................................................      21,924      --
Decisions notes...........................................................................      37,500      --
GECC revolving credit facility............................................................      10,733      --
Other.....................................................................................         802       8,741
                                                                                            ----------  ----------
                                                                                                87,111     440,093
  Current portion.........................................................................        (322)     (3,963)
                                                                                            ----------  ----------
Long-term debt............................................................................  $   86,789  $  436,130
                                                                                            ----------  ----------
                                                                                            ----------  ----------

BANK CREDIT FACILITY:

    In connection with the Merger, IMED entered into a $250,000 bank credit facility (the "Facility") with a syndicate of financial institutions which consists of $200,000 of term loans ($75,000 Tranche A Term Loans maturing in 2002, $42,500 Tranche B Term Loans maturing in 2003, $42,500 Tranche C Term Loans maturing in 2004 and $40,000 Tranche D Term Loans maturing in 2005) and a $50,000 revolving credit facility maturing in 2002 of which $15,200 in principal was outstanding at December 31, 1996. Available funds under the revolving credit facility ($34,300 at December 31, 1996) are limited to the difference between $50,000 and the amounts of outstanding letters of credit and borrowings issued under the revolving credit facility.

    Tranche A, B, C and D term loans bear interest at a Eurodollar rate plus 2.5%, 3.0%, 3.5% and 3.75%, respectively. Such total rates were 8.0%, 8.5%, 9.0%
and 9.25%, respectively, at December 31, 1996. Borrowings under the revolving credit facility bear interest at the same rate as Tranche A term loans.

    The Facility contains various operating and financial covenants, as well as certain covenants relating to reporting requirements.

SENIOR SUBORDINATED NOTES:

    In connection with the Merger, on November 19, 1996, IMED issued $200,000 of senior subordinated notes due 2006 (the "Notes"). The Notes bear interest at a rate of 9.75% per annum, which is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1997. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2001 at the redemption prices set forth in the indenture plus accrued and unpaid interest to the date of redemption. In the event of a change of control, as defined in the indenture, holders

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4--NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED) of the Notes will have the right to require the Company to purchase their Notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness pursuant to the Facility. The Notes are guaranteed by two wholly-owned nonoperating subsidiaries of IVAC Holdings. Such subsidiaries have no material assets or liabilities and do not generate cash flow.

DEBENTURES:

    At December 31, 1994, the Company had outstanding 7.25% convertible subordinated debentures due 2002 ("7.25% Debentures") in the principal amount of $60,000. The 7.25% Debentures are convertible at the option of the holder into common stock of the Company at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18.14 per share, subject to adjustment in certain events. The 7.25% Debentures mature on January 15, 2002. Interest on the 7.25% Debentures is payable semi-annually on each January 15 and July 15. The 7.25% Debentures are redeemable in whole or in part at the option of the Company at any time on or after January 15, 1993, at the redemption prices set forth in the indenture, together with accrued and unpaid interest. The 7.25% Debenture holders may require the Company to repurchase the 7.25% Debentures, in whole or in part, in certain circumstances involving a change in control of the Company. The 7.25% Debentures are subordinate to all existing or future senior indebtedness of the Company, and are also effectively subordinated to liabilities of the Company's subsidiaries. The indenture does not restrict the incurrence of senior indebtedness or other indebtedness by the Company or any subsidiary.

    On March 31, 1995, the Company completed an exchange (the "Exchange") wherein $28,245, or approximately 47%, in principal amount of the 7.25% Debentures ("Old Debentures") were exchanged for an aggregate of $14,123 in principal amount of newly created subordinated debentures ("First Debentures") and 1,340,441 shares of the Company's common stock ("Common Stock"). As a result of this transaction, the Company recognized an extraordinary gain on the extinguishment of debt of $8,807 (net of the write-off of unamortized debt issue costs of $1,343 related to the Old Debentures and net of $705, the taxes applicable to the Exchange).

    On May 19, 1995, the Company completed a second exchange ("Second Exchange") wherein $15,603 of Old Debentures were exchanged for an aggregate of $7,801 of newly created 15% Subordinated Debentures due 1999 ("New Debentures") and 733,341 shares of Common Stock. In addition, the Company accepted for exchange all of the First Debentures and Common Stock from the Exchange for an aggregate of $14,123 of New Debentures and 1,327,515 shares of Common Stock. As a result of these transactions, the Company recognized an extraordinary gain on the extinguishment of debt of $6,370 (net of the write-off of unamortized debt issue costs of $727 related to the Old Debentures and net of $362, the taxes applicable to the Second Exchange).

    In connection with the Merger, the Company redeemed the remaining $21,924 principal amount of New Debentures plus a 10% premium. As a result of this transaction, the Company recognized an extraordinary loss on the extinguishment of debt of $1,630, net of income tax benefit of $878.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4--NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
REFINANCINGS:

    During 1994 and 1995, the Company borrowed an aggregate of $37,500 from Decisions (the "Decisions Notes"). The Decisions Notes bore interest at 7% to 9%, were due January 4, 2001 and were used for various corporate purposes including the repayment of other debt and acquisition of the minority interest in IMED. The Decisions Notes were convertible, at the option of the holder, into an aggregate of up to 26,082,753 shares of Common Stock, at prices ranging from $0.62 to $2.625 per share, subject to certain anti-dilution protection. Proceeds from $25,000 of the Decisions Notes were restricted in their use.

    In connection with the Merger, the Decisions Notes in the aggregate principal amount of $37,500 were exchanged for 29,416,086 shares of Advanced Medical common stock, including 3,333,333 shares issued as an inducement to convert. The Company recognized $10,000 of debt conversion expense in connection with the shares issued as an inducement to convert.

GECC REVOLVING CREDIT FACILITY:

    The Company had a revolving credit agreement with General Electric Capital Corporation ("GECC"), which included a $38,500 revolving credit facility with an interest rate at the index rate as defined in the agreement plus 2% (10.75% at December 31, 1995). In connection with the Merger, the Company repaid the outstanding balance on the GECC revolving credit facility in the amount of $20,739.

OTHER DEBT:

    Other debt primarily consists of consideration owed to Siemens Infusion Systems, Ltd. ("SIS") resulting from IVAC Medical Systems, Inc.'s acquisition of the MiniMed product line from SIS in 1993. In accordance with the acquisition agreement, the Company's remaining obligation to SIS is $3,000 per year or 8% of the prior year's product sales in 1997 through 1999. The original liability was discounted at an imputed interest rate of 7% and recorded as debt. The unamortized discount, which is amortized using the interest method over the term of the payments, is $739 at December 31, 1996.

    Maturities of long-term debt during the years subsequent to December 31, 1996 are as follows:

1997..............................................................  $   3,963
1998..............................................................     14,559
1999..............................................................     15,569
2000..............................................................     13,650
2001..............................................................     21,650
Thereafter........................................................    370,702
                                                                    ---------
                                                                    $ 440,093
                                                                    ---------
                                                                    ---------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5--INCOME TAXES

    The provision for income taxes comprises the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1994       1995       1996
                                                                  ---------  ---------  ---------
Current:
  Federal.......................................................  $      60        221  $  --
  State.........................................................        664      1,524        609
  Foreign.......................................................      1,049        157      1,000
                                                                  ---------  ---------  ---------
    Total Current...............................................      1,773      1,902      1,609
                                                                  ---------  ---------  ---------

Deferred:
  Federal.......................................................         81     (9,132)    (1,964)
  State.........................................................        115     (2,613)      (307)
  Foreign.......................................................        (83)       469        (68)
                                                                  ---------  ---------  ---------
    Total Deferred..............................................        113    (11,276)    (2,339)
                                                                  ---------  ---------  ---------
    Provision (benefit) for income taxes........................  $   1,886  $  (9,374) $    (730)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (34%) and the effective income tax rate comprise the following:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                      1994       1995        1996
                                                                                    ---------  ---------  ----------
  Taxes computed at statutory rate................................................  $   2,578  $   3,197  $  (22,554)
  State income taxes, net of federal benefit......................................        884      1,018         199
  Foreign taxes...................................................................        965        164         886
  Taxes above the U.S. rate on earnings deemed repatriated........................        397        (59)      2,630
  Amortization of non-deductible intangible assets................................        442        442         574
  Federal tax credits.............................................................     --         --          (2,343)
  Debt conversion expense.........................................................     --         --           3,400
  Purchased in-process research and development...................................     --         --          14,960
  Items affected by valuation allowance...........................................     (3,380)   (14,136)      1,243
  Other, net......................................................................     --         --             275
                                                                                    ---------  ---------  ----------
  Provision for income taxes before extraordinary item............................      1,886     (9,374)       (730)
                                                                                    ---------  ---------  ----------
Extraordinary item:
  Taxes computed at statutory rate................................................     --          5,523        (853)
  State income taxes, net of federal benefit......................................     --            488         (25)
  Items affected by valuation allowance...........................................     --         (4,944)     --
                                                                                    ---------  ---------  ----------
                                                                                       --          1,067        (878)
                                                                                    ---------  ---------  ----------
Total.............................................................................  $   1,886  $  (8,307) $   (1,608)
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5--INCOME TAXES (CONTINUED)
    The components of the net deferred tax assets included in other assets as of December 31, 1995 and 1996 are as follows:

                                                                                                1995       1996
                                                                                              ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards..........................................................  $   1,312  $  17,431
  Accrued liabilities and reserves..........................................................      3,326     20,783
  Unearned income...........................................................................      2,047      1,979
  Credit carryforwards......................................................................      2,434      4,699
  Inventory.................................................................................        948      1,713
  Property, plant and equipment.............................................................        956     --
  Miscellaneous.............................................................................      1,243        850
                                                                                              ---------  ---------
                                                                                                 12,266     47,455
  Valuation allowance.......................................................................       (430)    (1,673)
                                                                                              ---------  ---------

  Total deferred tax assets.................................................................     11,836     45,782

Deferred tax liabilities:
  Property, plant and equipment.............................................................     --             86
  Intangible assets.........................................................................     --         36,979
  Miscellaneous.............................................................................        922      1,459
                                                                                              ---------  ---------
Net deferred tax assets.....................................................................  $  10,914  $   7,258
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $47,522 and $27,558, respectively. Additionally, as of December 31, 1996, the Company had a foreign tax credit carryforward and an alternative minimum tax credit carryforward of approximately $2,058 and $583, respectively, for federal tax purposes and research and development tax credits of approximately $1,822 and $358 for federal and state purposes, respectively. The federal and state net operating loss carryforwards expire from 1997 to 2011. The foreign tax credit expires in 2001 and the research and development tax credits expire from 2005 to 2011.

    As a result of certain changes in the Company's stock ownership which occurred during the year, portions of the above described carryforwards are subject to annual income offset limitations on a prospective basis. Accordingly, approximately $28,677 and $10,424 of the federal and state net operating loss carryforwards, approximately $583 of the federal alternative minimum tax credit carryforward and approximately $1,799 and $342 of the federal and state research and development credits are subject to a general annual income offset limitation of approximately $4,000. Additionally, certain built-in gains recognized by the Company will increase the annual utilization rate of the net operating losses. Finally, the Company possesses certain unrealized built-in losses which will be subject to the annual utilization limitation when recognized.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 6-- MANDATORILY REDEEMABLE EQUITY SECURITIES AND MINORITY
       INTERESTS IN CONSOLIDATED SUBSIDIARIES

PREFERRED STOCK:

    Mandatorily redeemable preferred stock activity comprises the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1994       1995       1996
                                                                             ---------  ---------  ---------
Balance at beginning of period.............................................  $   6,478  $   6,567  $   7,217
Retirement of 10% preferred stock..........................................     --         --         (3,299)
Repurchase of 10% preferred stock..........................................       (785)    --         --
Retirement of convertible preferred stock..................................     --         --         (2,131)
Accretion of amounts payable upon redemption...............................        177     --         --
Accrued dividends..........................................................        697        650        962
Payment of dividends.......................................................     --         --         (2,749)
                                                                             ---------  ---------  ---------
Balance at end of period...................................................  $   6,567  $   7,217  $  --
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    In connection with the capitalization of Advanced Medical, the Company issued 1,594,000 shares of $.01 par value mandatorily redeemable, 10% preferred stock ("10% Preferred Stock"). The 10% Preferred Stock had a liquidation value of $10.00 per share plus accrued and unpaid dividends. The 10% Preferred Stock was recorded at its fair value at the issuance date ($6.26 per share), and was accreted to its redemption value using the interest method and resulted in a corresponding decrease to paid-in capital.

    The Company redeemed 180,000 shares of its 10% Preferred Stock during 1990 and, in 1991, redeemed an additional 262,000 shares through the issuance of 333,000 shares of a newly created class of mandatorily redeemable convertible preferred stock ("Convertible Preferred Stock") issued to a stockholder or entities controlled by the stockholder. The Convertible Preferred Stock was subordinate to the existing 10% Preferred Stock and had a liquidation preference of $6.40 per share.

    During 1994, pursuant to a tender offer, IMED acquired 69,000 shares of the 10% Preferred Stock. Immediately upon purchase thereof, IMED distributed all such shares to Advanced Medical and received a credit from Advanced Medical against the amount of accrued and unpaid dividends on shares of IMED's preferred stock held by Advanced Medical.

    The Company had not made the March 1994 redemption or declared and paid the semi-annual dividends since September 1993 on its 10% Preferred Stock. In connection with the Merger, the Company redeemed all outstanding shares of its 10% Preferred Stock and Convertible Preferred Stock, plus accrued and unpaid dividends.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 6-- MANDATORILY REDEEMABLE EQUITY SECURITIES AND MINORITY
       INTERESTS IN CONSOLIDATED SUBSIDIARIES (CONTINUED)
COMMON STOCK WARRANT:

    IMED's common stock warrant held by GECC and included in minority interests in consolidated subsidiaries on the accompanying consolidated balance sheet consists of the following:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1995       1996
                                                                                       ---------  ---------
IMED common stock warrant (includes cumulative net accretion to estimated redemption price of $8,991 at December 31, 1995...............................................  $  11,500  $  --
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    In connection with the GECC revolving credit facility (Note 4), IMED issued a warrant allowing GECC to purchase up to 10% of IMED's common stock on a fully-diluted basis for nominal consideration, subject to adjustment as provided in the loan agreement, and exercisable at any time until August 12, 2004. On an annual basis, IMED adjusted the carrying value of the warrant based on its estimated fair value. In June 1996, Advanced Medical purchased the GECC warrant for $12,500. The $1,000 difference between the carrying value of the minority interest and the purchase price was charged directly to stockholders' equity. The warrant acquired by Advanced Medical was then canceled.

NOTE 7--STOCK OPTION PLANS:

    The Company maintains several stock option plans under which incentive stock options may be granted to key employees of the Company and nonqualified stock options may be granted to key employees, directors, officers, independent contractors and consultants.

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

    Options granted to non-directors generally vest and become exercisable as determined by the Committee. Options granted to directors generally vest and become exercisable over a three-year period. Options granted to non-directors generally expire upon the earlier of the termination of the optionee's employment or ten years from the grant date. Options granted to directors generally expire upon the earlier of the date the optionee is no longer a director or five years from the grant date.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 7--STOCK OPTION PLANS: (CONTINUED)
STOCK OPTION ACTIVITY:

    Activity for 1994, 1995 and 1996 with respect to these plans is as follows:

                                                                                         SHARES        OPTION
                                                                                       UNDERLYING    PRICE PER
                                                                                        OPTIONS        SHARE
                                                                                       ----------  --------------
Outstanding at December 31, 1993.....................................................     470,656    $4.47-$16.94
  Canceled...........................................................................    (143,150)   $6.93-$16.94
                                                                                       ----------
Outstanding at December 31, 1994.....................................................     327,506    $4.47-$16.94
  Granted............................................................................   1,270,107    $1.81-$ 3.03
  Canceled...........................................................................    (504,796)   $1.81-$16.94
                                                                                       ----------
Outstanding at December 31,1995......................................................   1,092,817    $1.81-$ 6.93
  Granted............................................................................   2,860,620    $2.28-$ 3.78
  Exercised..........................................................................     (14,125)   $1.81-$ 1.81
  Canceled...........................................................................    (311,466)   $1.81-$ 3.47
                                                                                       ----------
Outstanding at December 31, 1996.....................................................   3,627,846    $1.81-$ 6.93
                                                                                       ----------
                                                                                       ----------

    At December 31, 1996, options for 691,196 shares were exercisable at $1.81-$6.93 under the plans and 1,984,847 shares were available for future grant. Additionally, as of December 31, 1996, 5,612,693 shares of common stock were reserved for issuance pursuant to the Company's stock option plans.

NOTE 8--BENEFIT PLANS

PENSION PLANS:

    The Company had a defined benefit pension plan (the "Plan") which covered substantially all of its U.S. employees as of December 31, 1993. On December 1, 1993, the Company's Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 31, 1993. All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits. No contributions to the Plan were required during 1994, 1995 or 1996 due to the prepaid position of the Plan during those years.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 8--BENEFIT PLANS (CONTINUED)
    The following table sets forth the Plan's estimated funded status and amounts recognized in the Company's balance sheet:

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1995       1996
                                                                                               ---------  ---------
Actuarial present value of benefit obligation:
  Vested benefit obligation..................................................................  $  10,343  $   9,733
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Accumulated benefit obligation.............................................................  $  10,440  $   9,822
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Projected benefit obligation for service rendered to date....................................  $  10,440  $   9,822
Plan assets at fair value, consisting of equity and fixed income mutual funds................     11,305     13,053
                                                                                               ---------  ---------
Plan assets greater than projected benefit obligation........................................        865      3,231
Unrecognized net gain........................................................................       (697)    (2,940)
                                                                                               ---------  ---------
Prepaid pension cost.........................................................................  $     168  $     291
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The components of net periodic pension cost (benefit) are as follows:

                                                                                                 DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1994       1995       1996
                                                                                        ---------  ---------  ---------
Service cost during the period........................................................  $     143  $     146  $     181
Interest cost on projected benefit obligation.........................................        631        608        706
Actual loss (return) on Plan assets...................................................        263     (2,494)    (1,896)
Amortization and deferred amounts.....................................................     (1,075)     1,666        886
                                                                                        ---------  ---------  ---------
Net periodic pension cost (benefit)...................................................  $     (38) $     (74) $    (123)
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Assumptions used in the accounting are as follows:
  Discount rates......................................................................       8.56%      6.82%      7.45%
  Rates of increase in compensation levels............................................        N/A        N/A        N/A
  Expected long-term rates of return on assets........................................       9.00%      9.00%      9.00%

NOTE 9--LEASES

LEASE RECEIVABLES

    The Company leases instruments to customers under capital and operating lease contracts with terms ranging generally from 1 to 6 years. Certain capital lease agreements obligate the lessee to purchase a specified annual minimum of disposable sets and payment of liquidating damages if the agreement is

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 9--LEASES (CONTINUED)
terminated by the lessee. Anticipated future minimum lease receivables as of December 31, 1996 are as follows:

                                                                                   CAPITAL    OPERATING
YEAR ENDING DECEMBER 31:                                                           LEASES      LEASES
--------------------------------------------------------------------------------  ---------  -----------
1997............................................................................  $  20,530   $   2,023
1998............................................................................     15,029       1,688
1999............................................................................     10,640       1,417
2000............................................................................      5,896         688
2001............................................................................      2,235          53
Thereafter......................................................................      2,204          30
                                                                                  ---------  -----------
Total minimum lease receivables.................................................  $  56,534   $   5,899
                                                                                  ---------  -----------
                                                                                  ---------  -----------

    The net investment in sales-type leases consists of the following:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1995       1996
                                                                                    ---------  ---------
Minimum lease payments............................................................  $  25,978  $  56,534
Unguaranteed residual value of leased equipment...................................        727        789
Unearned interest income..........................................................     (4,096)   (10,750)
Allowance for uncollectible lease receivables.....................................       (396)    (2,502)
                                                                                    ---------  ---------
Net investment in sales-type leases...............................................     22,213     44,071
Current portion...................................................................     (7,034)   (16,795)
                                                                                    ---------  ---------
Net investment in sales-type leases, less current portion.........................  $  15,179  $  27,276
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Operating lease revenue totaled $2,033, $1,476 and $1,521 during 1994, 1995 and 1996, respectively.

LEASE COMMITMENTS:

    The Company leases buildings and equipment under non-cancelable operating leases with terms ranging from 2 to 10 years. Scheduled future minimum lease commitments as of December 31, 1996 are as follows:

YEAR ENDING DECEMBER 31:
-----------------------------------------------------------------------------------
1997...............................................................................  $   4,838
1998...............................................................................      3,738
1999...............................................................................      3,355
2000...............................................................................      3,125
2001...............................................................................      3,144
Thereafter.........................................................................     14,301
                                                                                     ---------
                                                                                     $  32,501
                                                                                     ---------
                                                                                     ---------

    Rental expense was $3,740, $3,149 and $3,474 during 1994, 1995 and 1996, respectively.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10--SECURITIES AVAILABLE FOR SALE

    Current marketable securities comprise the following:

                                                                                               DECEMBER 31,
                                                                               --------------------------------------------
                                                                                       1995                   1996
                                                                               --------------------  ----------------------

                                                                                           MARKET                 MARKET
                                                                                 COST       VALUE      COST        VALUE
                                                                               ---------  ---------  ---------  -----------
Alteon, Inc. ("Alteon")......................................................  $   1,687  $   6,975  $  --       $  --

    During 1994, the Company sold all remaining 107,212 shares of its Applied Immune Sciences, Inc. common stock for $1,005, resulting in a realized gain of $133 and sold 378,000 shares of its Alteon common stock for $2,763, resulting in a realized gain of $1,293.

    During 1995, the Company sold 80,000 shares of its Alteon common stock for $858, resulting in a realized gain of $546.

    During 1996, the Company sold all remaining 432,600 shares of its Alteon common stock for $2,374, resulting in a realized gain of $686.

NOTE 11--RESTRUCTURING CHARGES

    In connection with the Merger, management performed an extensive review of the operating activities of both IMED and IVAC Medical Systems, Inc. in order to reduce costs and maximize synergies. Management identified duplicative costs to eliminate and developed and implemented plans to consolidate and integrate the companies' operations including product strategies, manufacturing, service centers, research and development, marketing and other administrative functions. As a result, the Company has recorded a non-recurring charge related to the implementation of these plans in the amount of approximately $15,300 in 1996.

    The following summarizes the significant components of the Company's 1996 restructuring and integration charge included in the Consolidated Statement of
Operations:

                                                                                                     YEAR ENDED
                                                                                                  DECEMBER 31, 1996
                                                                                                 -------------------
                                                                                                    (IN MILLIONS)
RESTRUCTURING
  Severance and related benefits...............................................................       $     4.4
  Cost to vacate facilities....................................................................             3.4
  Write-off unused furniture, fixtures and equipment...........................................             1.5
  Distributor terminations.....................................................................              .8
  Other........................................................................................              .5
                                                                                                          -----
    Total restructuring........................................................................            10.6
INTEGRATION
  Consulting and bonuses.......................................................................             4.7
                                                                                                          -----
    Total restructuring and integration........................................................       $    15.3
                                                                                                          -----
                                                                                                          -----

    Additionally, estimated dealer termination costs as well as severance and benefits costs related to the acquired company's personnel in the amount of approximately $2,800 were also accrued at the acquisition

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 11--RESTRUCTURING CHARGES (CONTINUED) date. The remaining unpaid portion of approximately $2,700 is included in accrued restructuring costs at December 31, 1996 and is expected to be paid during 1997. In accordance with generally accepted accounting principles, such items effectively increased the amount of goodwill recorded in connection with the Merger and were not included in the approximately $15,300 restructuring and integration expense included in the consolidated statement of operations for the year ended December 31, 1996. At December 31, 1996, the Company has approximately $15,100 accrued related to restructuring and integration costs.

    In connection with the Company's restructuring plans, in December 1996 management provided termination notifications to 225 employees from all functional areas of the Company. Accrued restructuring costs at December 31, 1996 includes approximately $4,400 of employee termination costs which were charged to the 1996 consolidated operating results and approximately $1,800 of employee termination costs which were recorded in purchase accounting. Approximately $260 of termination costs were paid during 1996.

NOTE 12--RELATED PARTY ARRANGEMENTS AND COMMITMENTS

    In October 1991, IMED sold certain European assets to Pharmacia and Upjohn, Inc. ("Pharmacia") and entered into a marketing, distribution and development arrangement with Advanced Medical and Pharmacia (the "Pharmacia Transaction"), pursuant to which Pharmacia obtained the exclusive right to market and distribute IMED's infusion products in a territory that included most of Europe. In August 1994, Advanced Medical, IMED and Pharmacia amended their distribution agreement. Under the terms of the Amended and Restated Distribution Agreement ("Amended Distribution Agreement"), Pharmacia retained the exclusive right (subject to certain exceptions) to distribute IMED's infusion products in the territory that included most of Europe. Under the Amended Distribution Agreement, Pharmacia had the right not to distribute certain products currently under development by IMED. In the event of such an election, IMED had the right to sell such products directly or through others, and under certain circumstances, had the right to repurchase from Pharmacia the distribution rights to IMED products currently distributed by Pharmacia in the territory. During 1996, Advanced Medical and IMED entered into an agreement with Pharmacia to reacquire for approximately $11,000 the European distribution rights to IMED's intravenous infusion pumps and related disposable administration sets and certain related assets. The purchase price was allocated between the tangible assets and the distribution fee based upon their estimated fair values. The amount allocated to the distribution fee has been capitalized net of the unamortized deferred revenue resulting from the 1991 sale of the aforesaid European distribution rights to Pharmacia which was being amortized over the 15-year term of the original distribution agreement. The net distribution fee is being amortized over approximately 10 years, which represents the remaining term of the original distribution agreement.

    In June 1996, Advanced Medical purchased GECC's warrant to acquire common shares equal to 10% of IMED's common stock, on a fully diluted basis, for $12,500. The warrant acquired by Advanced Medical was then canceled (Note 6).

    Effective June 30, 1996, Advanced Medical made non-cash contributions totaling $41,160 to IMED. Included in this capital contribution was $2,885, representing Advanced Medical's net carrying value of certain patents which up to June 30, 1996 had been licensed to IMED for $1,100 per year. Amounts accrued to Advanced Medical under this license, as well as other intercompany charges due to Advanced

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 12--RELATED PARTY ARRANGEMENTS AND COMMITMENTS (CONTINUED)
Medical totaling $9,399 were contributed to IMED. Additionally, Advanced Medical contributed $8,776 representing the outstanding par value and accrued dividends on all outstanding shares of IMED's 12% preferred stock, all of which were owned by Advanced Medical. The preferred shares were then canceled.

    Included in the $41,160 non-cash contribution are tax payments due from IMED to Advanced Medical. Pursuant to IMED's tax sharing agreement with Advanced Medical, for Federal and California income tax purposes, IMED was required to calculate its current income tax liability on a stand-along basis as if it were not included in the Advanced Medical consolidated income tax return. The resulting tax liability was payable to Advanced Medical. Due to restrictions on payments from IMED to Advanced Medical contained in the GECC revolving credit facility agreement, income tax payments to Advanced Medical were limited to actual tax liabilities of the Advanced Medical consolidated group. Due to losses incurred at the Advanced Medical level which have served to reduce the consolidated taxable income, the income tax liabilities recorded by IMED on a stand-alone basis have been significantly greater than the amounts actually paid to Advanced Medical. As of June 30, 1996 Advanced Medical agreed to contribute to IMED's stockholder's equity, income tax payments due from IMED but which could not be paid pursuant to the GECC revolving credit facility. As a result of this agreement, approximately $20,100 was credited to IMED's capital in excess of par and the corresponding income tax liabilities were eliminated from the IMED consolidated balance sheet. Such liabilities amounted to approximately $18,900 at December 31, 1995 and were included in non-current liabilities as amounts due to related parties at December 31, 1995.

    During November 1996, in connection with the Merger, Advanced Medical contributed $19,588 to IMED.

    During 1994 and 1995, the Company issued the Decisions Notes. During November 1996, in connection with the Merger, the Decisions Notes in the aggregate principal amount of $37,500 were exchanged for 29,416,086 shares of Advanced Medical common stock, including 3,333,333 shares issued as an inducement to convert. Additionally, Decisions was issued 13,333,333 shares of Advanced Medical common stock for aggregate proceeds of $40,000.

NOTE 13--PARENT GUARANTOR OF SUBSIDIARY DEBT

    All obligations of IVAC Holdings under the Facility (Note 4) are guaranteed by Advanced Medical and each existing and subsequently formed or acquired domestic subsidiary of Advanced Medical.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 13--PARENT GUARANTOR OF SUBSIDIARY DEBT (CONTINUED)
Summarized financial information of IVAC Holdings, the issuer of the Facility, at December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
CONDENSED BALANCE SHEET
  Current assets..........................................................................  $   46,975  $  178,124
  Non-current assets......................................................................      75,622     408,017
                                                                                            ----------  ----------
                                                                                            $  122,597  $  586,141
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  Current liabilities.....................................................................  $   21,222  $   93,655
  Long-term debt and other non-current liabilities........................................      45,267     442,465
                                                                                            ----------  ----------
                                                                                                66,489     536,120
                                                                                            ----------  ----------
  Mandatorily redeemable equity securities................................................      23,631      --
  Total common stock and other stockholder's equity.......................................      32,477      50,021
                                                                                            ----------  ----------
                                                                                            $  122,597  $  586,141
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1994        1995        1996
                                                                               ----------  ----------  ----------
CONDENSED STATEMENT OF OPERATIONS
  Sales......................................................................  $  112,122  $  112,551  $  136,371
  Cost of sales..............................................................      65,641      63,270      78,642
                                                                               ----------  ----------  ----------
  Gross margin...............................................................      46,481      49,281      57,729
                                                                               ----------  ----------  ----------
  Total operating expenses...................................................     (31,921)    (32,846)   (103,838)
  Lease interest income......................................................       2,449       2,333       2,501
                                                                               ----------  ----------  ----------
  Income (loss) from operations..............................................      17,009      18,768     (43,608)
  Total other expense........................................................       3,054       2,403       5,796
  Provision for income taxes.................................................       8,310       8,099       1,270
                                                                               ----------  ----------  ----------
  Net income (loss)..........................................................  $    5,645  $    8,266  $  (50,674)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 14--GEOGRAPHIC INFORMATION

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1994        1995        1996
                                                                               ----------  ----------  ----------
SALES TO UNAFFILIATED CUSTOMERS:
  United States..............................................................  $   99,228  $  102,830  $  111,877
  Australia..................................................................       5,020       5,841       7,723
  United Kingdom.............................................................      --          --           6,100
  Canada.....................................................................       3,489       3,880       5,377
  Other......................................................................       4,385      --           5,294
                                                                               ----------  ----------  ----------
    Sales as reported in the accompanying statement of operations............  $  112,122  $  112,551  $  136,371
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

INTERGEOGRAPHIC SALES:
  United States..............................................................  $    7,668  $    6,973  $   17,133
  United Kingdom.............................................................      --          --           2,891
  Other......................................................................       6,565      --          --
                                                                               ----------  ----------  ----------
    Total intergeographic sales..............................................  $   14,233  $    6,973  $   20,024
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES:
  United States..............................................................  $   11,122  $   13,810  $  (47,345)
  Australia..................................................................         753       1,123       1,253
  United Kingdom.............................................................      --          --          (2,050)
  Canada.....................................................................        (289)       (194)       (248)
  Other......................................................................       1,633      --             468
  Lease interest income......................................................       2,449       2,333       2,501
  Eliminations and adjustments...............................................        (628)        (21)         63
                                                                               ----------  ----------  ----------
  Income (loss) from operations..............................................      15,040      17,051     (45,358)
                                                                               ----------  ----------  ----------
  Interest expense...........................................................      (8,690)     (8,153)    (13,393)
  Interest income............................................................          77         192       1,193
  Debt conversion expense....................................................      --          --         (10,000)
  Other, net.................................................................       1,136         313       1,222
                                                                               ----------  ----------  ----------
    Income (loss) before income taxes........................................  $    7,563  $    9,403  $  (66,336)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 14--GEOGRAPHIC INFORMATION (CONTINUED)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
IDENTIFIABLE ASSETS:
  United States...........................................................................  $  165,206  $  552,168
  Australia...............................................................................       3,794       6,405
  United Kingdom..........................................................................      --          28,243
  Canada..................................................................................       3,258       5,855
  Other...................................................................................          51      24,583
  Eliminations and adjustments............................................................      (2,679)    (23,872)
                                                                                            ----------  ----------
    Total assets as reported in the accompanying balance sheet............................  $  169,630  $  593,382
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Other sales to unaffiliated customers, intergeographic sales and income
(loss) before income taxes include results of operations in Germany, Spain, France, Sweden, Holland and Belgium that are individually less than 10% of the absolute amount of sales to unaffiliated customers, intergeographic sales and income (loss) before income taxes.

NOTE 15--SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

    Federal, state and foreign income taxes paid during 1994, 1995 and 1996 totaled $1,433, $1,726 and $3,592, respectively. Interest paid during 1994, 1995 and 1996 totaled $7,745, $6,097 and $8,960, respectively.

NOTE 16--LITIGATION AND CONTINGENCIES

    The Company is a defendant in a lawsuit which alleges infringement of two patents by reason of sales of the Company's vital signs measurement products. The lawsuit seeks injunctive relief, treble damages and the recovery of costs and attorney fees. The discovery phase of the lawsuit has recently commenced. The Company is currently unable to quantify its exposure to the lawsuit; however, the Company believes it has sufficient defenses to all claims, including the defenses of noninfringement and invalidity. However, there can be no assurance that the Company will successfully defend all claims and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

    The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 17--SUMMARIZED QUARTERLY DATA (UNAUDITED)

    The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 1996 and 1995 is as follows:

IN THOUSANDS, EXCEPT PER SHARE DATA                           1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
------------------------------------------------------------  -----------  -----------  -----------  -----------
1996
  Sales.....................................................   $  25,875    $  28,216    $  27,679    $  54,601
  Gross margin..............................................      11,980       12,460       12,599       20,716
  Income (loss) from operations.............................       3,595        3,849        4,002      (56,804)
  Income (loss) before extraordinary item...................         859        1,150          779      (68,394)
  Extraordinary item--loss on early retirement of debt, net
    of taxes................................................      --           --           --           (1,630)
  Net income (loss).........................................         859        1,150          779      (70,024)
  Income (loss) per common share assuming no dilution (1):
    Income (loss) before extraordinary item.................   $    0.04    $    0.06    $    0.04    $   (2.09)
    Extraordinary item......................................      --           --           --            (0.05)
                                                              -----------  -----------  -----------  -----------
      Net income (loss).....................................   $    0.04    $    0.06    $    0.04    $   (2.14)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
  Income (loss) per common share assuming full dilution (1):
    Income (loss) before extraordinary item.................   $    0.03    $    0.03    $    0.02    $   (2.09)
    Extraordinary item......................................      --           --           --            (0.05)
                                                              -----------  -----------  -----------  -----------
      Net income (loss).....................................   $    0.03    $    0.03    $    0.02    $   (2.14)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
1995
  Sales.....................................................   $  28,700    $  29,276    $  25,036    $  29,539
  Gross margin..............................................      11,669       12,893       11,855       12,915
  Income (loss) from operations.............................       3,036        4,563        4,297        5,155
  Income before extraordinary item..........................       1,023        2,038        2,406        6,810
  Extraordinary item--gain on early retirement of debt, net
    of taxes................................................       8,807        6,370       --           --
  Net income................................................       9,830        8,408        2,406        6,810
  Income per common share assuming no
    dilution (1):
    Income before extraordinary item........................   $    0.06    $    0.12    $    0.14    $    0.40
    Extraordinary item......................................        0.63         0.40       --           --
                                                              -----------  -----------  -----------  -----------
      Net income ...........................................   $    0.69    $    0.52    $    0.14    $    0.40
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
  Income per common share assuming full
    dilution (1):
    Income before extraordinary item........................   $    0.03    $    0.06    $    0.07    $    0.19
    Extraordinary item......................................        0.29         0.20       --           --
                                                              -----------  -----------  -----------  -----------
      Net income............................................   $    0.32    $    0.26    $    0.07    $    0.19
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

------------------------

(1) Income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share will not necessarily equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND KEY EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the Directors and certain key executive officers of Advanced Medical and the Company at March 28, 1997:

NAME                                      AGE                               POSITION
------------------------------------      ---      -----------------------------------------------------------
Jeffry M. Picower...................          54   Director, Chairman of the Board of Advanced Medical and the
                                                     Company
William J. Mercer...................          49   Director, President, Chief Executive Officer and Chief
                                                     Financial Officer of Advanced Medical and the Company
Norman M. Dean(1)(2)................          76   Director
Henry Green.........................          54   Director
Richard B. Kelsky(2)................          41   Director
Frederic Greenberg(1)...............          56   Director
John A. deGroot.....................          41   Secretary of Advanced Medical and the Company; Vice
                                                     President and General Counsel of the Company
Jake St. Philip.....................          44   Vice President of Sales--North America of the Company
Anthony B. Semedo...................          45   Vice President of Research, Development and Engineering of
                                                     the Company
Richard M. Mirando..................          54   Vice President of Operations of the Company
Henk van Rossem.....................          54   Vice President and General Manager for Europe, Africa and
                                                     the Middle East of the Company

------------------------------

(1) Member of the Audit Committee of Advanced Medical and the Company

(2) Member of the Compensation Committee of Advanced Medical and the Company

    JEFFRY M. PICOWER--Mr. Picower became a Director and the Chairman of the Board of the Company upon consummation of the Merger. Prior thereto, Mr. Picower served as a Director of IMED since March 1993 and the Chairman of the Board of IMED since May 1993. Mr. Picower has served at Advanced Medical as Chief Executive Officer since September 1993, Chairman of the Board since May 1993, a Director since March 1993 and Co-Chairman of the Board from March 1993 to May 1993. He was also a Director, Vice President and Assistant Treasurer of Advanced Medical from September 1988 to March 1989 and Vice Chairman from December 1988 to June 1989. Since 1984, Mr. Picower has been Chairman of the Board and Chief Executive Officer of Monroe Systems for Business, Inc. ("Monroe"), a worldwide office equipment, distribution and service organization. Mr. Picower has been a Director of Physician Computer Network, Inc. ("PCN") since January 1994 and Chairman of the Board since June 1994. PCN, a corporation whose principal shareholder is Mr. Picower, operates a computer network linking its office-based physician members to health care organizations.

    WILLIAM J. MERCER--Mr. Mercer became a Director, the President and the Chief Executive Officer of each of the Company and Advanced Medical upon consummation of the Merger. Mr. Mercer became the Chief Financial Officer of Advanced Medical and the Company in March 1997. Prior to the Merger,

Mr. Mercer served as President, Chief Executive Officer and a Director of IVAC Medical Systems and President and a Director of IVAC Holdings since May 1995 and Chief Executive Officer of IVAC Holdings since January 1996. Prior to joining IVAC Medical Systems, Mr. Mercer held various positions at Mallinckrodt Group Inc. for 17 years, most recently as Senior Vice President. Mallinckrodt Group, Inc. is an international company serving specialty markets in human healthcare, chemicals and animal health.

    NORMAN M. DEAN--Mr. Dean became a Director of the Company upon consummation of the Merger. Prior thereto, Mr. Dean served as a Director of IMED since April 1990. He has been a Director of Advanced Medical since March 1989. Mr. Dean has been a Director and President of Foothills Financial Corporation, a venture capital company, since January 1985 and Chairman of the Board of Miller Diversified Corp., a commercial cattle feeder, since May 1990.

    HENRY GREEN--Mr. Green became a Director of the Company upon consummation of the Merger. Prior thereto, Mr. Green served as a Director of IMED since September 1991. Mr. Green was President and Chief Operating Officer of Advanced Medical from September 1990 to March 1993 and has been a Director of Advanced Medical since 1991. Mr. Green was employed by PCN in March 1993, elected as President of PCN in May 1993, Chief Executive Officer of PCN in June 1994 and a Director of PCN in July 1993.

    RICHARD B. KELSKY--Mr. Kelsky became a Director of the Company upon consummation of the Merger. Prior thereto, Mr. Kelsky served as a Director of IMED since April 1990. He has served as a Director of Advanced Medical since June 1989. Mr. Kelsky is a Director of Monroe and from 1984 to 1996 served as Vice President and General Counsel of Monroe and has served as Vice Chairman of Monroe since 1996. Mr. Kelsky has served as a Director of PCN since January 1992.

    FREDERIC GREENBERG--Mr. Greenberg became a Director of the Company upon consummation of the Merger. Prior thereto, Mr. Greenberg served as a Director of IMED since October 1996. He has been a Director of Advanced Medical since June 7, 1995. Mr. Greenberg is a partner with EGS Partners LLC, an asset management and merchant banking firm which Mr. Greenberg founded in 1989. From 1974 to 1989, Mr. Greenberg served as a pharmaceutical analyst with Goldman Sachs & Company, an investment banking firm. Mr. Greenberg serves as an advisor to various health care companies and has been a Director of PCN since July 1993.

    JOHN A. DE GROOT--Mr. de Groot became a Vice President and General Counsel of the Company upon consummation of the Merger. Mr. de Groot became the Secretary of Advanced Medical and the Company in March 1997. Prior to the Merger, Mr. de Groot served as a Vice President and General Counsel of IVAC Holdings and IVAC Medical Systems since April 1995. From January 1991 to December 1996, Mr. de Groot was a partner in the law firm of Brobeck, Phleger & Harrison LLP, a firm he had been associated with since March 1987.

    JAKE ST. PHILIP--Mr. St. Philip became Vice President of Sales--North America of the Company upon consummation of the Merger. Prior thereto, Mr. St. Philip served as Vice President of Sales--North America of IVAC Medical Systems since June 1994. From 1981 to June 1994, Mr. St. Philip held various sales and marketing positions with IVAC Medical Systems.

    ANTHONY B. SEMEDO--Mr. Semedo became Vice President of Research, Development and Engineering of the Company upon consummation of the Merger. Prior thereto, Mr. Semedo served as Vice President of Research and Development of IVAC Medical Systems since February 1995. From September 1994 to February 1995, Mr. Semedo served as Vice President of Quality of IVAC Medical Systems. From August 1992 to September 1994, Mr. Semedo served as the Business Development Manager of the cardiovascular business and the Quality Assurance Manager of the medical devices and diagnostics division of Eli Lilly and Company. Eli Lilly and Company is engaged in the discovery, development, manufacture and sale of products, and the provision of services in the life sciences industry.

    RICHARD M. MIRANDO--Mr. Mirando became Vice President of Operations of the Company upon consummation of the Merger. Prior thereto, Mr. Mirando served as Vice President and General Manager of International Business of IVAC Medical Systems since January 1995. From 1978 to January 1995, Mr. Mirando held various positions, including Marketing Manager, Director of Market Planning and Research, Director of Sales, Executive Director of International Operations, Vice President Sales and Marketing--Fluid Delivery Division, Vice President--Corporate Accounts and Pricing, and Vice President--Corporate Quality/Service Business Unit, with IVAC Medical Systems.

    HENK VAN ROSSEM--Mr. van Rossem became the Company's Vice President and General Manager for Europe, Africa and the Middle East in January 1997. Prior thereto, Mr. van Rossem held various international marketing and sales positions with Mallinckrodt Group, Inc. since 1984. Mr. van Rossem's last position with Mallinckrodt Group, Inc. was Vice President and General Manager of the European nuclear medicine division.

    There are no family relationships among the above Directors and executive officers.

BOARD OF DIRECTORS

    The Board of Directors of Advanced Medical consists of six members. Directors serve for terms of one year and until their successors are duly elected and have qualified. The members of the Board of Directors of Advanced Medical also serve as and constitute all of the members of the Board of Directors of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Advanced Medical's executive officers, Directors and persons who beneficially own more than 10% of a registered class of Advanced Medical's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Such individuals are required by regulations promulgated by the Securities and Exchange Commission to furnish Advanced Medical with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports furnished to Advanced Medical, or written representations that no reports were required, Advanced Medical believes that during 1996, all of its executive officers, Directors and greater-than-10% beneficial owners complied with the Section 16(a) filing requirements applicable to them, except that Mr. Mercer filed one Form 4 approximately one week late disclosing two transactions involving the purchase of shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes certain information regarding compensation paid or accrued by the Company, Advanced Medical, IMED or IVAC Medical Systems to or on behalf of the Chief Executive Officer of Advanced Medical and the Company, each of the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, whose total annual salary and bonus for the year ended December 31, 1996 exceeded $100,000 (collectively, the "Named Executive Officers") and Joseph W. Kuhn:

                           SUMMARY COMPENSATION TABLE

                                                                           1996                      1996
                                                                    ANNUAL COMPENSATION            LONG-TERM
                                                            -----------------------------------  COMPENSATION
                                                                                      OTHER      -------------    1996 ALL
                                                                                     ANNUAL      COMMON STOCK       OTHER
                                                             SALARY      BONUS    COMPENSATION    UNDERLYING    COMPENSATION
                                                             ($)(1)       ($)        ($)(2)         OPTIONS          ($)
                                                            ---------  ---------  -------------  -------------  -------------
William J. Mercer ........................................    319,334    312,965          --         600,000      2,998,298(3)
  Chief Executive Officer and Chief Financial Officer of
  Advanced Medical and the Company
Joseph W. Kuhn(4).........................................    226,348    139,236      12,519(5)      175,000          3,413(6)
Anthony B. Semedo ........................................    146,808    100,804          --         180,000        671,210(7)
  Vice President of Research, Development and Engineering
  of the Company
Jake St. Philip ..........................................    144,894    111,425          --         180,000        607,734(8)
  Vice President of Sales--North America of the Company
Richard M. Mirando .......................................    181,319     92,401      13,216(9)      180,000        622,680(10)
  Vice President of Operations of the Company
John A. deGroot ..........................................    131,254    125,232          --         180,000        384,108(11)
  Secretary of Advanced Medical and the Company; Vice
  President and General Counsel of the Company

------------------------------

(1) "Salary" with respect to (i) Messrs. Mercer, Semedo, St. Philip, Mirando and deGroot consists of eleven months of salary paid by IVAC Medical Systems and one month of salary paid by the Company and (ii) Mr. Kuhn consists of eleven months of salary paid by IMED and one month of salary paid by the Company.

(2) "Other Annual Compensation" includes annual compensation, other than salary or bonus, including perquisites and other personal benefits where such exceed the lesser of $50,000 or 10% of the Named Executive Officers' annual salary and bonus.

(3) Consists of (i) $271,980 in relocation and temporary housing expenses paid by IVAC Medical Systems and the Company; (ii) an aggregate contribution of $4,120 made by IVAC Medical Systems and the Company to match pre-tax elective deferred contributions (included under "Salary") made by Mr. Mercer to the IVAC Medical Systems and Advanced Medical 401(k) plans (collectively, the "401(k) Plans"); and (iii) $2,722,198 stock option cancelation payment paid by the Company in connection with the Merger for unexercised options previously granted under the IVAC Holdings 1995 stock option plan.

(4) Mr. Kuhn resigned from his position as the Company's Chief Financial Officer in March 1997. Prior to the Merger, Mr. Kuhn served as President, Treasurer and Secretary of IMED and as President, Chief Financial Officer, Treasurer and Secretary of Advanced Medical.

(5) Consists of a car allowance paid by IMED and the Company.

(6) Consists of contributions made by IMED to Advanced Medical's 401(k) plan on behalf of Mr. Kuhn to match pre-tax elective deferral contributions (included under "Salary") made by Mr. Kuhn to such plan.

(7) Consists of (i) $8,568 of in relocation expenses paid by IVAC Medical Systems; (ii) an aggregate contribution of $4,404 made by IVAC Medical Systems and the Company to match pre-tax elective deferred contributions (included under "Salary") made by Mr. Semedo to the 401(k) Plans; and (iii) $658,238 stock option cancelation payment paid by the Company in connection with the Merger for unexercised options previously granted under the IVAC Holdings 1995 stock option plan.

(8) Consists of (i) $4,504 of in relocation expenses paid by IVAC Medical Systems; (ii) an aggregate contribution of $4,346 made by IVAC Medical Systems and the Company to match pre-tax elective deferral contributions (included under "Salary") made by Mr. St. Philip to the 401(k) Plans; and
    (iii) $598,884 stock option cancelation payment paid by the Company in connection with the Merger for unexercised options previously granted under the IVAC Holdings 1995 stock option plan.

(9) Consists of a car allowance paid by IVAC Medical Systems and the Company.

(10) Consists of (i) an aggregate contribution of $5,440 made by IVAC Medical Systems and the Company to match pre-tax elective deferral contributions (included under "Salary") made by Mr. Mirando to the 401(k) Plans; (ii) $6,727 in housing expenses paid by IVAC Medical Systems and the Company; and (iii) $597,297 stock option cancelation payment paid by the Company in connection with the Merger for unexercised options previously granted under the IVAC Holdings 1995 stock option plan.

(11) Consists of an aggregate contribution of $3,000 made by IVAC Medical Systems and the Company to match pre-tax elective deferral contributions (included under "Salary") made by Mr. deGroot to the 401(k) Plans and (ii) $381,108 stock option cancelation payment paid by the Company in connection with the Merger for unexercised options previously granted under the IVAC Holdings 1995 stock option plan.

EMPLOYMENT AGREEMENTS

    In August 1996, Mr. Mercer entered into an employment agreement whereby he became employed full time by the Company and Advanced Medical upon consummation of the Merger. The agreement is for a term of five years, subject to automatic renewal for successive one-year periods and to earlier termination as provided therein. The agreement provides for, among other things, a base salary of $400,000, certain annual and additional bonuses beginning in the Company's 1997 fiscal year in an aggregate amount up to 100% of Mr. Mercer's base annual salary in each such year, options to purchase an aggregate of 600,000 shares of Common Stock, and, in the event Mr. Mercer's employment is terminated by the Company or Advanced Medical without cause or disability (as defined in the agreement), or by Mr. Mercer for good reason (as defined in the agreement), severance payments in an amount equal to Mr. Mercer's base salary annually until the end of the employment term. The agreement also contains certain confidentiality, non-solicitation and non-competition provisions.

STOCK-BASED BENEFIT PLANS

    1988 STOCK OPTION PLAN. The Third Amended and Restated 1988 Stock Option Plan of Advanced Medical (the "1988 Option Plan") was approved by the Board of Directors of Advanced Medical and became effective on June 28, 1994. Under the 1988 Option Plan, incentive stock options with respect to shares of Common Stock ("ISOs"), as provided in Section 422 of the Internal Revenue Code, may be granted to key employees of Advanced Medical and its subsidiaries (including the Company), and non-qualified stock options with respect to shares of Common Stock ("NQSOs") may be granted to key employees, Directors (except Directors eligible to participate in the Directors Plan), and officers of Advanced Medical, its subsidiaries (including the Company) and affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of Common Stock that may be issued under the 1988 Option Plan is 1,700,200. The number of shares of Common Stock which remain available for issuance under the 1988 Option Plan is 1,625,755, of which 1,150,179 are subject to currently outstanding options. The number of shares of Common Stock available under the 1988 Option Plan will be reduced on a share-for-share basis in respect of each share issued other than under the 1988 Option Plan to persons eligible to participate in the 1988 Option Plan. In the event of a change in the capitalization of Advanced Medical which affects the Common Stock, the 1988 Committee (as defined) may make proportionate adjustments to the number of shares of Common Stock for which options may be granted and the number and exercise price of shares of Common Stock subject to outstanding options. Options may not be granted under the 1988 Option Plan on or after December 27, 1998.

    The 1988 Option Plan provides for administration by a committee appointed by the Board of Directors of Advanced Medical (the "1988 Committee"). No member of the 1988 Committee is eligible to receive options under the 1988 Option Plan. The 1988 Committee has authority, subject to the terms of the 1988 Option Plan, to determine the individuals to whom options may be granted, the exercise price and number of shares of Common Stock subject to each option, whether the options granted to employees are to be ISOs, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option.

    Pursuant to the 1988 Option Plan, the purchase price of shares of Common Stock subject to ISOs must be not less than the fair market value of the Common Stock at the date of the grant; provided that the purchase price of shares subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of Advanced Medical or any parent or subsidiary of Advanced Medical ("Ten Percent Shareholder") must be not less than 110% of the fair market value of the Common Stock at the date of the grant. With respect to NQSOs, the purchase price of shares will be determined by the 1988 Committee at the time of the grant, but will not be less than the par value of a share of Common Stock. The maximum term of an option may not exceed 10 years from the date of grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant. Options granted vest and become exercisable as determined by the 1988 Committee. The 1988 Committee will limit the grant so that no more than 250,000 shares of Common Stock (subject to certain adjustments) may be awarded to any one employee in any calendar year. During the lifetime of an optionee, his or her options may be exercised only by such optionee. Options are not transferable other than by will or by the laws of descent and distribution.

    Payment of the purchase price for the shares of Common Stock to be received upon exercise of an option may be made in cash, in shares of Common Stock or in any combination thereof. In addition, the 1988 Committee may, pursuant to the terms of the stock option agreement between the optionee and Advanced Medical, provide for payment of the purchase price by promissory note or by any other form of consideration permitted by law.

    Options granted to participants under the 1988 Option Plan are subject to forfeiture under certain circumstances in the event an optionee is no longer employed by or performing services for Advanced Medical or the Company. In the event an optionee is terminated for cause, all unexercised options held by such optionee (whether or not vested) expire upon such termination. If an optionee is no longer an officer, Director or employee other than as the result of having been terminated for cause, all unvested options expire at such time and all vested options expire twelve months thereafter, unless by their terms such options expire sooner.

    In the event of a change of control, as defined in the 1988 Option Plan, unless otherwise determined by the 1988 Committee at the time of grant or by amendment (with the holder's consent) of such grant, all options not vested on or prior to the effective time of any such change of control shall immediately vest as of such effective time.

    1996 STOCK OPTION PLAN. The 1996 Stock Option Plan of Advanced Medical (the "1996 Option Plan") was approved by the Board of Directors of Advanced Medical and became effective on November 26, 1996, subject to approval by the stockholders of Advanced Medical at a meeting held within twelve months following such date. Under the 1996 Option Plan, ISOs with respect to shares of Common Stock may be granted to key employees of Advanced Medical and its subsidiaries (including the Company), and NQSOs with respect to shares of Common Stock may be granted to key employees, Directors (except Directors eligible to participate in the Directors Plan), and officers of Advanced Medical, its subsidiaries (including the Company) and affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of Common Stock that may be issued under the 1996 Option Plan is 3,750,000. The number of shares of Common Stock which remain available for issuance under the 1996 Option Plan is 3,750,000, of which 2,373,667 are subject to currently outstanding options. The number of shares of Common Stock available under the 1996 Option Plan will be reduced on a share-for-share basis in respect of each share issued other than under the 1996 Option Plan to persons eligible to participate in the 1996 Option Plan. In the event of a change in the capitalization of Advanced Medical which affects the Common Stock, the 1996 Committee (as defined) may make proportionate adjustments to the number of shares of Common Stock for which options may be granted and the number and exercise price of shares of Common Stock subject to outstanding options. Options may not be granted under the 1996 Option Plan on or after November 26, 2006.

    The 1996 Option Plan provides for administration by a committee appointed by the Board of Directors of Advanced Medical (the "1996 Committee"). No member of the 1996 Committee is eligible to receive options under the 1996 Option Plan. The 1996 Committee has authority, subject to the terms of the 1996 Option Plan, to determine the individuals to whom options may be granted, the exercise price and number of shares of Common Stock subject to each option, whether the options granted to employees are to be ISOs, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option.

    Pursuant to the 1996 Option Plan, the purchase price of shares of Common Stock subject to ISOs must be not less than the fair market value of the Common Stock at the date of the grant; provided that the purchase price of shares subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of Advanced Medical or any parent or subsidiary of Advanced Medical ("Ten Percent Shareholder") must be not less than 110% of the fair market value of the Common Stock at the date of the grant. With respect to NQSOs, the purchase price of shares will be determined by the 1996 Committee at the time of the grant, but will not be less than the par value of a share of Common Stock. The maximum term of an option may not exceed 10 years from the date of grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant. Options granted vest and become exercisable as determined by the 1996 Committee. The 1996 Committee will limit the grant so that no more than 600,000 shares of Common Stock (subject to certain adjustments) may be awarded to any one employee in any calendar year. During the lifetime of an optionee, his or her options may be exercised only by such optionee or by his or her guardian or legal representative, except that the 1996 Committee may permit a NQSO to be transferred to and exercised by one or more transferees of an optionee during such optionee's lifetime. Options are not transferable other than (i) as provided in the immediately preceding sentence; (ii) by will; (iii) by the laws of descent and distribution; or (iv) to a beneficiary upon the death of the optionee.

    Payment of the purchase price for the shares of Common Stock to be received upon exercise of an option may be made in cash, in shares of Common Stock or in any combination thereof. In addition, the 1996 Committee may, pursuant to the terms of the stock option agreement between the optionee and Advanced Medical, provide for payment of the purchase price by promissory note or by any other form of consideration permitted by law.

    Options granted to participants under the 1996 Option Plan are subject to forfeiture under certain circumstances in the event an optionee is no longer employed by or performing services for Advanced Medical or the Company. In the event an optionee is terminated for cause, all unexercised options held by such optionee (whether or not vested) expire upon such termination. If an optionee is no longer an officer, Director or employee other than as the result of having been terminated for cause, all unvested options expire at such time and all vested options expire twelve months thereafter, unless by their terms such options expire sooner.

    In the event of a change of control, as defined in the 1996 Option Plan, unless otherwise determined by the 1996 Committee at the time of grant or by amendment (with the holder's consent) of such grant, all options not vested on or prior to the effective time of any such change of control shall immediately vest prior to such effective time. Unless otherwise determined by the 1996 Committee in an optionee's stock option agreement or at the time of the change of control, in the event of a change of control, all unexercised options held by such optionee shall terminate and cease to be outstanding immediately following the change of control.

    The following table sets forth certain information with respect to stock options granted during 1996 to the Named Executive Officers and Mr. Kuhn pursuant to the 1988 Option Plan and the 1996 Option Plan.

                       OPTION GRANTS IN FISCAL YEAR 1996

                                              INDIVIDUAL GRANTS
                           --------------------------------------------------------
                                                                                      POTENTIAL REALIZABLE VALUE
                            NUMBER OF     % OF TOTAL                                   AT ASSUMED ANNUAL RATE OF
                           SECURITIES       OPTIONS        EXERCISE                   STOCK APPRECIATION FOR THE
                           UNDERLYING     GRANTED TO        OF BASE                          OPTIONS TERM
                             OPTIONS     EMPLOYEES IN        PRICE      EXPIRATION   -----------------------------
NAME                         GRANTED      FISCAL YEAR      ($/SHARE)       DATE          5%($)          10%($)
-------------------------  -----------  ---------------  -------------  -----------  -------------   -------------
William J. Mercer........     600,000           21.1%           3.00      11-26-06       1,132,010       2,868,736
Joseph W. Kuhn...........     100,000            3.5%          2.437       3-12-06         141,501         358,592
                               75,000            2.6%           3.00      11-26-06         153,262         388,395
Anthony B. Semedo........     180,000            6.3%           3.00      11-26-06         339,603         860,621
Jake St. Philip..........     180,000            6.3%           3.00      11-26-06         339,603         860,621
Richard M. Mirando.......     180,000            6.3%           3.00      11-26-06         339,603         860,621
John A. deGroot..........     180,000            6.3%           3.00      11-26-06         339,603         860,621

------------------------------

(1) The option on 100,000 shares granted to Mr. Kuhn was made under the 1988 Option Plan. The balance of the option grants set forth in the table were made under the 1996 Option Plan.

    The following table sets forth certain information with respect to unexercised stock options during 1996:

                 AGGREGATED OPTION EXERCISE IN FISCAL YEAR 1996
                   AND OPTION VALUES AS OF DECEMBER 31, 1996

                                                                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                   SHARES           VALUE            OPTIONS AT 12/31/96             AT 12/31/96 ($)(1)
                                  ACQUIRED        REALIZED      -----------------------------   -----------------------------
NAME                             ON EXERCISE          $          EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------------------  -------------   -------------   -------------   -------------   -------------   -------------
William J. Mercer.............            --              --         100,000         500,000          75,000         375,000
Joseph W. Kuhn................            --              --          40,000         260,000          59,688         370,050
Anthony B. Semedo.............            --              --          36,000         144,000          27,000         108,000
Jake St. Philip...............            --              --          36,000         144,000          27,000         108,000
Richard M. Mirando............            --              --          36,000         144,000          27,000         108,000
John A. deGroot...............            --              --          36,000         144,000          27,000         108,000

------------------------

(1) Calculated based on the excess of the closing price of Advanced Medical's common stock on December 31, 1996 ($3.75) as reported in the American Stock Exchange Composite Transactions published in THE WALL STREET JOURNAL over the option exercise price.

    DIRECTORS PLAN. Certain Directors of the Company will be eligible to participate in the Second Amended and Restated 1990 Non-Qualified Stock Option Plan for Non-Employee Directors of Advanced Medical (the "Directors Plan"). The Directors Plan was approved by the Board of Directors and became effective on June 28, 1994. Directors who are eligible participants in the Directors Plan are not eligible to receive awards under the 1988 Option Plan and the 1996 Option Plan. An aggregate of 250,000 shares of Common Stock may be issued under the Directors Plan. The number of shares of Common Stock which remained available for issuance under the Directors Plan was 238,800, of which 84,000 are subject to currently outstanding options. The number of shares of Common Stock available under the Directors Plan will be reduced on a share-for-share basis in respect of each share issued other than under the Directors Plan to persons eligible to participate in the Directors Plan. In the event of a change in the capitalization of

Advanced Medical which affects the Common Stock, the committee of the Board of Directors of Advanced Medical which administers the Directors Plan (the "Plan Committee") may make proportionate adjustments to the number of shares of Common Stock for which NQSOs may be granted and to the number and exercise price of shares of Common Stock subject to outstanding NQSOs. NQSOs may not be granted under the Directors Plan on or after September 7, 2000.

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

    On September 10, 1990, initial grants of NQSOs covering 12,000 shares of Common Stock were made automatically under the Directors Plan to each of Advanced Medical's non-employee Directors. An initial grant of NQSOs covering 12,000 shares of Common Stock also will be made automatically to any person who becomes an eligible participant after September 10, 1990, on the business day following such person's election to the Board of Directors of the Company or Advanced Medical. During the term of the Directors Plan, additional grants of NQSOs covering 12,000 shares of Common Stock will be made to each participant in the Directors Plan every three years on the anniversary of such person's initial NQSO grant. The NQSOs granted under the Directors Plan will vest and become exercisable at the rate of 4,000 shares for every twelve-month period of continuous service on the Board of Directors, provided that the optionee is still a member of the Board of Directors on that date. For purposes of vesting, participants will receive credit for any period of continuous service prior to September 7, 1990. The term of each NQSO is five years from the date of grant. During the lifetime of an optionee, his or her NQSOs may be exercised only by the optionee and the NQSOs are not transferable other than by will or by the laws of descent and distribution. NQSOs granted under the Directors Plan which have not yet vested are subject to termination if the optionee ceases to be a Director or becomes an employee of Advanced Medical or the Company and all NQSOs which have vested expire twelve months after such change in status, unless by their terms such NQSOs expire sooner. In the event that an optionee is removed from the Board of Directors for cause, all unexercised NQSOs, whether or not vested, expire upon such removal.

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

COMPENSATION OF DIRECTORS

    Members of the Board of Directors who are not employees of the Company are paid $10,000 per annum. In addition, every three years such Directors receive options to purchase 12,000 shares of Common Stock pursuant to the Directors Plan, which options vest at a rate of 4,000 shares per annum. See "--Stock-Based Benefit Plans--Directors Plan." Travel and accommodation expenses of Directors incurred in connection with meetings are reimbursed by the Company. All of the Directors are covered by Advanced Medical's director's liability insurance policy.

    In 1996, two Directors were each granted an option on 10,000 shares of Common Stock in consideration for service on a special committee of the Board of Directors of Advanced Medical. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

    On March 15, 1996, Mr. Green's consulting agreement with Advanced Medical expired. The consulting agreement, which had a three-year term, provided for the payment to Mr. Green of consulting fees in the amount of $100,000 per annum. On March 16, 1996, Mr. Green became eligible to receive the aforesaid non-employee annual Director compensation of $10,000 and an option to purchase 12,000 shares of Common Stock under the Directors Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    There are no reportable compensation committee interlocks or insider participation transactions.

    In connection with the Merger, Mr. Mercer entered into a new employment agreement with the Company and Advanced Medical. See "--Employment Agreements."

    For further information regarding certain relationships and related transactions, see "Item 13. Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, at April 11, 1997, information regarding the beneficial ownership of Common Stock by (i) all persons known by Advanced Medical who own beneficially more than 5% of the outstanding Common Stock; (ii) each Director of Advanced Medical; (iii) each of the Named Executive Officers; and (iv) all Directors and the Named Executive Officers as a group. Unless otherwise stated, Advanced Medical believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares. In addition, unless otherwise indicated, each such person's business address is 10221 Wateridge Circle, San Diego, California 92121.

                                                                              PERCENTAGE
                    NAME AND ADDRESS OF                                        OF CLASS
                     BENEFICIAL OWNERS                           NUMBER          (1)
------------------------------------------------------------  -------------   ----------
Jeffry M. Picower...........................................     46,643,209(2)    79.0%
  South Ocean Blvd.
  Palm Beach, FL 33480
William J. Mercer...........................................        200,000(3)    *
Norman M. Dean..............................................         16,000(4)    *
Henry Green.................................................          5,000(5)    *
Frederic Greenberg..........................................         14,000(6)    *
Richard B. Kelsky...........................................         94,100(7)    *
Anthony B. Semedo...........................................         36,000(8)    *
Jake St. Philip.............................................         36,000(8)    *
Richard M. Mirando..........................................         36,000(8)    *
John A. deGroot.............................................         36,000(8)    *
All Directors and Named Executive Officers as a group (10        47,116,309(9)    79.8%
  individuals)..............................................

------------------------

 *  Less than 1%

(1) Calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. At April 11, 1997, Advanced Medical had 59,019,573 shares of Common Stock outstanding.

(2) Includes (i) 20,079,477 shares of Common Stock owned by Decisions; (ii) 2,489,463 shares of Common Stock owned by JA Special Partnership Limited ("JA Special"); and (iii) 24,074,269 shares of Common Stock owned by JD Partnership, L.P. ("JD Partnership"). Mr. Picower is the sole stockholder and sole Director of Decisions, which is the sole general partner of JD Partnership, and the sole general partner of JA Special. As a result, Mr. Picower shares or has the sole power to vote or direct the vote of and to dispose or direct the disposition of such shares of Common Stock and may be deemed to be the beneficial owner of such shares.

(3) Includes (i) 100,000 shares of Common Stock owned by the William J. Mercer Trust, of which Mr. Mercer is the trustee and a beneficiary, and (ii) currently exercisable option on 100,000 shares of Common Stock granted upon consummation of the Merger under the 1996 Option Plan. In addition, pursuant to an employment agreement with the Company and Advanced Medical, Mr. Mercer has been granted under the 1996 Option Plan an additional option on 500,000 shares of Common Stock that vests over time. See "Management--Employment Agreements."

(4) Includes currently exercisable option on 12,000 shares of Common Stock under the Directors Plan. Does not include (i) option on an additional 12,000 shares of Common Stock granted under the Directors Plan that vests over time and (ii) option on 10,000 shares of Common Stock granted in consideration for service on a special committee of the Board of Directors of Advanced Medical that vests over time.

(5) Does not include an option to purchase 12,000 of Common Stock granted under the Directors Plan that vests over time.

(6) Includes currently exercisable option on 4,000 shares of Common Stock granted under the Directors Plan. Does not include (i) option on an additional 8,000 shares of Common Stock granted under the

    Directors Plan that vests over time and (ii) option on 10,000 shares of Common Stock granted in consideration for service on a special committee of the Board of Directors of Advanced Medical that vests over time.

(7) Includes currently exercisable option on 12,000 shares of Common Stock granted under the Directors Plan. Does not include option on an additional 12,000 shares of Common Stock granted under the Directors Plan that vests over time.

(8) Represents currently exercisable option on 36,000 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 144,000 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(9) Includes currently exercisable options on 244,000 shares of Common Stock granted under the 1996 Option Plan and 20,000 shares of Common Stock granted under the Directors Plan.

POSSIBLE CHANGES IN CONTROL

    All of the Company's outstanding equity securities have been pledged by Advanced Medical to secure the Company's obligations under the New Credit Facility. The New Credit Facility contains certain events of default after expiration of applicable grace periods, including failure to make payments under the New Credit Facility; breach of representations and warranties; breach of covenants; default under other agreements or conditions relating to indebtedness; certain events of insolvency or bankruptcy with respect to the Company or certain subsidiaries; certain ERISA violations; invalidity or disaffirmance of any guarantee or pledge agreement; certain judgments and certain events relating to changes in control of the Company and Advanced Medical. In the event of a default under the New Credit Facility, the lenders thereunder have certain rights as secured creditors under the terms of the New Credit Facility to vote and to sell or otherwise dispose of such pledged shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DECISIONS CONTRIBUTION

    In connection with the financing of the Merger, Advanced Medical made a capital contribution (the "Capital Contribution") of approximately $19.6 million to IMED. The Capital Contribution was funded in part through the sale to Decisions by Advanced Medical of 13,333,333 shares of Common Stock for aggregate proceeds of $40.0 million (the "Decisions Contribution"). The balance of the Capital Contribution was funded with existing cash balances of Advanced Medical. The portion of the net proceeds of the Decisions Contribution not applied to make the Capital Contribution was used by Advanced Medical to redeem approximately $22.0 million principal amount of its 15% Subordinated Debentures due 1999 and fund the redemption of Advanced Medical's outstanding preferred stock. Mr. Picower, Decisions and JA Special owned a portion of the debentures and the preferred stock so redeemed. In connection with the Decisions Contribution, Decisions exchanged an aggregate of $37.5 million in principal amount of convertible promissory notes issued by Advanced Medical for 29,416,086 shares of Common Stock. The balance of the Capital Contribution was funded with existing cash balances of Advanced Medical. Mr. Picower is the sole stockholder and sole director of Decisions. See "Item 10. Directors and Executive Officers of the Registrant--Directors and Key Executive Officers" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

NON-CASH CONTRIBUTIONS

    Effective June 30, 1996, Advanced Medical made non-cash contributions totaling $41.2 million to IMED. Included in this capital contribution was $2.9 million representing Advanced Medical's net carrying value of certain patents which up to June 30, 1996 had been licensed to IMED for $1.1 million per year. Amounts accrued to Advanced Medical under this license, as well as other intercompany charges due to Advanced Medical totaling $9.4 million were contributed to IMED. Additionally, Advanced Medical contributed $8.8 million representing the outstanding par value and accrued dividends on all outstanding shares of IMED's 12% preferred stock. These preferred shares were then cancelled. Payments to Advanced Medical relating to each of the contributed items were restricted pursuant to IMED's then existing revolving credit facility (the "Existing Credit Facility") with General Electric Credit Corporation.

    Pursuant to IMED's tax sharing agreement with Advanced Medical, for Federal and California income tax purposes, IMED was required to calculate its current income tax liability on a stand-alone basis as if it were not included in the Advanced Medical consolidated income tax return. The resulting tax liability was payable to Advanced Medical. Due to restrictions on payments from IMED to Advanced Medical contained in the Existing Credit Facility, income tax payments to Advanced Medical were limited to actual tax liabilities of Advanced Medical. Due to losses incurred at the Advanced Medical level which served to reduce the consolidated taxable income, the income tax liabilities recorded by IMED on a stand-alone basis were significantly greater than the amounts actually paid to Advanced Medical. As of June 30, 1996, Advanced Medical agreed to contribute to IMED's stockholder's equity, income tax payments due from IMED but which could not be paid pursuant to the Existing Credit Facility. As a result of this agreement by Advanced Medical, approximately $20.1 million was credited to IMED's capital in excess of par and the corresponding income tax liabilities were eliminated from the IMED consolidated balance sheet. Such liabilities amounted to approximately $18.9 million at December 31, 1995.

TRANSACTIONS WITH MANAGEMENT

    In connection with the Merger, Mr. Mercer entered into a new employment agreement with the Company and Advanced Medical. See "Item 11. Executive Compensation--Employment Agreements."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.

    1.  Financial Statements:

        The following financial statements of Advanced Medical, Inc. and its subsidiaries are included in Part II, Item 8 of this report, on the following pages:

                                                                                                 PAGE
                                                                                              -----------
Report of Independent Accountants...........................................................          40
Consolidated Balance Sheet at December 31, 1995 and 1996....................................          41
Consolidated Statement of Operations for the years ended December 31, 1994, 1995 and 1996...          42
Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1995 and 1996...          43
Consolidated Statement of Stockholders' Equity (Deficit) for the period from December 31,
  1993 to December 31, 1996.................................................................          44
Notes to Consolidated Financial Statements..................................................          45

    2.  Financial Statement Schedules:

        Schedule II--Valuation and Qualifying Accounts and Reserves for the three years ended
         December 31, 1996.

        Schedule III--Condensed Financial Information of Advanced Medical, Inc. as of December 31,
         1995 and 1996 and for the three years ended December 31, 1996.

        All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.

    3.  Exhibits

EXHIBIT NO.                                                    DESCRIPTION OF EXHIBIT
-------------             ------------------------------------------------------------------------------------------------

       2.1        --      Agreement and Plan of Merger dated August 23, 1996 among the Participating Stockholders, IMED
                          Corporation, IMED Merger Sub, Inc., IVAC Holdings, Inc. and IVAC Medical Systems, Inc.
                          (Incorporated by reference to Exhibit 2 to Advanced Medical, Inc.'s report on Form 8-K dated
                          August 23, 1996 (the "AM August 8-K")).

       2.2        --      Agreement of Stock Purchase and Plan of Recapitalization dated November 26, 1996 among Advanced
                          Medical, Inc., Decisions Incorporated and Jeffry M. Picower (Incorporated by reference to
                          Exhibit 10.3 to Advanced Medical, Inc.'s report on Form 8-K dated December 11, 1996 (the "AM
                          December 8-K")).

       3.1        --      Certificate of Incorporation of Advanced Medical, Inc. and form of Certificate of Incorporation of Advanced Medical, Inc., as amended. (Incorporated by reference to Exhibit 3.1(a) to the
                          Prospectus/Joint Proxy Statement, dated March 3, 1989, of Fidata Corporation, Advanced Medical,
                          Inc. and Controlled Therapeutics Corporation included and forming part of the Registration
                          Statement on Form S-4 of Advanced Medical, Inc. (the "Prospectus/Joint Proxy Statement")).

       3.2        --      By-Laws of Advanced Medical, Inc., as amended. (Incorporated by reference to Exhibit 3.1(b) to the Prospectus/Joint Proxy Statement.)

EXHIBIT NO.                                                    DESCRIPTION OF EXHIBIT
-------------             ------------------------------------------------------------------------------------------------
       3.3        --      Amendments to Articles First and Fourth of the Restated Certificate of Incorporation of Advanced
                          Medical, Inc. (Incorporated by reference to Exhibits A and B to Advanced Medical Inc.'s Proxy
                          Statement, dated August 15, 1990, for its Special Meeting of Stockholders held on September 7,
                          1990).

       3.4        --      Amendment to Article Fourth of the Restated Certificate of Incorporation of Advanced Medical,
                          Inc. (Incorporated by reference to Annex III to Advanced Medical Inc.'s Proxy Statement, dated
                          July 25, 1994, for its Special Meeting of Stockholders held on August 11, 1994).

       4.1        --      Indenture dated as of November 26, 1996 among IMED Corporation, IMED International Trading Corp.
                          and United States Trust Company of New York, as trustee (including form of Notes) (Incorporated by reference to Exhibit 10.2 to the AM December 8-K).

       4.2        --      Indenture Assumption Agreement dated as of November 26, 1996 between IVAC Holdings, Inc. and
                          United States Trust Company of New York, as trustee.*

       4.3        --      Supplemental Indenture dated as of November 26, 1996 between IVAC Overseas Holdings, Inc. and
                          United States Trust Company of New York, as trustee.*

       4.4        --      Registration Rights Agreement dated as of November 26, 1996 among IMED Corporation, IMED
                          International Trading Corp., Donaldson, Lufkin and Jenrette Securities Corporation, BT
                          Securities Corporation, Bear, Stearns & Co. Inc. and Paribas Corporation.*

       4.5        --      Registration Rights Assumption Agreement dated as of November 26, 1996 between IVAC Holdings,
                          Inc. and IVAC Overseas Holdings, Inc.*

       4.6        --      Indenture to U.S. Trust Company of California, N.A., Trustee, dated January 30, 1992.
                          (Incorporated by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1991).

       4.7        --      Modification Agreement dated February 3, 1995 by and between Advanced Medical, Inc. and
                          Decisions Incorporated. (Incorporated by reference to Exhibit 4.11 to Advanced Medical Inc.'s
                          Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K")).

       4.8        --      Exchange Agreement dated February 3, 1995 by and among Advanced Medical, Inc. and Fidelity
                          Convertible Securities Fund and Fidelity Select Healthcare Fund. (Incorporated by reference to
                          Advanced Medical Inc.'s 1994 10-K).

      10.1        --      Credit Agreement dated as of November 26, 1996 among Advanced Medical, Inc., IMED Corporation,
                          Various Lending Institutions, Bankers Trust Company, Banque Paribas and Donaldson, Lufkin &
                          Jenrette Securities Corporation (Incorporated by reference to Exhibit 10.1 to the AM December
                          8-K).

      10.2        --      Employment Agreement dated as of August 23, 1996 among William J. Mercer, IMED Corporation and
                          Advanced Medical, Inc. (Incorporated by reference to Exhibit 10.4 to the AM December 8-K).

      10.3        --      Employment Agreement dated as of August 23, 1996 among Joseph W. Kuhn, IMED Corporation and
                          Advanced Medical, Inc. (Incorporated by reference to Exhibit 10.5 to the AM December 8-K).

EXHIBIT NO.                                                    DESCRIPTION OF EXHIBIT
-------------             ------------------------------------------------------------------------------------------------
      10.4        --      Advanced Medical, Inc.'s Third Amended and Restated 1988 Stock Option Plan (Incorporated by
                          reference to Annex IV to Advanced Medical, Inc.'s Proxy Statement dated July 25, 1994 for its
                          Special Meeting of Stockholders held on August 11, 1994 (the "AM August 1994 Proxy Statement")).

      10.5        --      Advanced Medical, Inc.'s Second Amended and Restated 1990 Non-Qualified Stock Option Plan for
                          Non-Employee Directors (Incorporated by reference to Annex V to the AM August 1994 Proxy
                          Statement).

      10.6        --      Form of Indemnification Agreements between IVAC Holdings, Inc. and certain of its directors and officers (Incorporated by reference to Exhibit 10.2 to IVAC Medical System, Inc.'s Report on
                          Form 10-Q for the quarter ended June 30, 1996).

      10.7        --      Wateridge Plaza Office Building Lease Agreement dated as of December 1, 1995 between California
                          Public Employees' Retirement System and IVAC Corporation (Incorporated by reference to Exhibit
                          10.12 to IVAC Medical Systems, Inc.'s Report on Form 10-K for the year ended December 31, 1995
                          (the "IVAC 1995 Form 10-K")).

      10.8        --      Activity Road Lease Agreement dated as of October 25, 1995 between Rancho Bernardo Corporate
                          Center Ltd. and IVAC Corporation (Incorporated by reference to Exhibit 10.13 to the IVAC 1995
                          Form 10-K).

      10.9        --      Kenamar Court Lease Agreement dated as of January 24, 1996 between Brentcrest Properties, Inc.
                          and IVAC Corporation (Incorporated by reference to Exhibit 10.14 of the IVAC 1995 Form 10-K).

      10.10       --      Development and Exclusive Distribution Agreement dated May 8, 1995 between Debiotech SA and IMED
                          Corporation (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 dated January 31, 1996 to Advanced Medical, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1995).

      10.11       --      Asset Transfer Agreement dated June 26, 1996 among IMED Ltd., IMED Corporation, Pharmacia AB and
                          Pharmacia & Upjohn Limited with respect to the acquisition of certain European assets
                          (Incorporated by reference to Exhibit 10.28 to Advanced Medical, Inc.'s Report on Form 10-Q for
                          the quarter ended June 30, 1996 (the "AM June 1996 Form 10-Q")).

      10.12       --      Assignment Agreement dated June 26, 1996 among IMED Corporation, IMED International Trading
                          Corp., Advanced Medical, Inc. and Pharmacia, AB with respect to the acquisition of European distribution rights (Incorporated by reference to Exhibit 10.29 to the AM June 1996 Form 10-Q).

      10.13       --      Confidential Settlement Agreement and Mutual General Release of all Claims, dated May 11, 1993 by and among Richard L. Grounsell, IMED Corporation, Warner-Lambert Company, Donald O'Neill,
                          John Sifers, Michael Scharing, Dan Kelly and Bud Humphrey. (Incorporated by reference to Exhibit
                          19.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1993.)

      10.14       --      Consulting Agreement dated March 15, 1993 between Henry Green and Advanced Medical, Inc.
                          (Incorporated by reference to Exhibit 10.89 to Advanced Medical, Inc.'s Annual Report on Form
                          10-K for the year ended December 31, 1992).

      11          --      Computation of Net (Loss) Income per share for the three years ended December 31, 1996.

      21          --      List of Subsidiaries of Advanced Medical, Inc.

      23          --      Consent of Price Waterhouse LLP.

EXHIBIT NO.                                                    DESCRIPTION OF EXHIBIT
-------------             ------------------------------------------------------------------------------------------------
      27          --      Financial Data Schedule.

------------------------

* Filed as an exhibit to the Registration Statement on Form S-4 (333-18687) of the Company, IVAC Overseas Holdings, Inc. and IMED International Trading Corp. dated December 24, 1996.

(b) Report on Form 8-K.

    During the fourth quarter of 1996, Advanced Medical filed reports on Form 8-K dated November 27, 1996 and December 10, 1996. These reports contain information regarding the Merger.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on April 14, 1997.

                                ADVANCED MEDICAL, INC.

                                By:  /s/ WILLIAM J. MERCER
                                     -----------------------------------------
                                     Name: William J. Mercer
                                     Title:  President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  NAME                               TITLE(S)                     DATE
----------------------------------------  ------------------------------  --------------------

         /s/ JEFFRY M. PICOWER
----------------------------------------  Director and Chairman of the       April 14, 1997
           Jeffry M. Picower                Board

                                          Director, President, Chief
         /s/ WILLIAM J. MERCER              Executive Officer, Chief
----------------------------------------    Financial Officer and Chief      April 14, 1997
           William J. Mercer                Accounting Officer

           /s/ NORMAN M. DEAN
----------------------------------------  Director                           April 14, 1997
             Norman M. Dean

            /s/ HENRY GREEN
----------------------------------------  Director                           April 14, 1997
              Henry Green

         /s/ FREDERIC GREENBERG
----------------------------------------  Director                           April 14, 1997
           Frederic Greenberg

         /s/ RICHARD B. KELSKY
----------------------------------------  Director                           April 14, 1997
           Richard B. Kelsky

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                             (DOLLARS IN THOUSANDS)

                                                                 ADDITIONS    ADDITIONS
                                                   BALANCE AT   CHARGED TO     CHARGED                   BALANCE AT
                                                    BEGINNING    COSTS AND    TO OTHER                     END OF
                                                    OF PERIOD    EXPENSES    ACCOUNTS(1)  DEDUCTIONS(2)    PERIOD
                                                   -----------  -----------  -----------  -------------  -----------
Deducted from receivables
Allowance for doubtful accounts:
  Year ended December 31, 1994...................   $     804    $     100       --         $     (49)    $     855
  Year ended December 31, 1995...................         855          100       --               (80)          875
  Year ended December 31, 1996...................         875          100    $   3,320          (210)        4,085

------------------------

(1) Represents amount of allowance for doubtful accounts assigned to accounts receivables acquired in the Merger.

(2) Represents accounts written-off as uncollectible, net of collections on accounts previously written-off.

                                     S-II-1

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

    SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                            CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                              1995        1996
                                                                                           ----------  -----------
Current assets:
  Cash...................................................................................  $    1,391  $     2,936
  Securities available for sale..........................................................       6,975      --
  Receivables, prepaid expenses and other current assets.................................         993          767
                                                                                           ----------  -----------
  Total current assets...................................................................       9,359        3,703
Restricted cash..........................................................................      25,000      --
Investments in and net advances from subsidiaries........................................      73,871       54,538
Other investments, at cost...............................................................         174          174
Intangible assets, net...................................................................       5,100        1,714
Other non-current assets.................................................................       4,387        3,850
                                                                                           ----------  -----------
                                                                                           $  117,891  $    63,979
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable.......................................................................  $       10  $         4
  Accrued expenses and other current liabilities.........................................       3,556        1,770
                                                                                           ----------  -----------
  Total current liabilities..............................................................       3,566        1,774
                                                                                           ----------  -----------
Long-term debt...........................................................................      75,576       16,152
                                                                                           ----------  -----------

Contingent liabilities and commitments (Note 7)

Mandatorily redeemable equity securities.................................................       7,217      --
                                                                                           ----------  -----------
Preferred stock, common stock and stockholders' equity (deficit):
  Common stock...........................................................................         162          589
  Capital in excess of par value.........................................................      62,965      147,840
  Accumulated deficit....................................................................     (34,468)    (101,704)
  Treasury stock.........................................................................        (734)        (734)
  Unrealized holding gain from securities available for sale, net of tax.................       3,577      --
  Other equity...........................................................................          30           62
                                                                                           ----------  -----------
                                                                                               31,532       46,053
                                                                                           ----------  -----------
                                                                                           $  117,891  $    63,979
                                                                                           ----------  -----------
                                                                                           ----------  -----------

    The accompanying notes are an integral part of these Condensed Financial
                                  Statements.

                                    S-III-1

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

    SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1994        1995        1996
                                                                               ----------  ----------  -----------
General and administrative expense...........................................  $    2,616  $    2,209  $     2,278
Other income (expense):
  Interest income............................................................          15         108          950
  Interest expense...........................................................      (5,787)     (6,044)      (7,087)
  Debt conversion expense....................................................      --          --          (10,000)
  Equity in earnings (loss) of unconsolidated subsidiaries...................      12,554      19,766      (48,637)
  Other, net.................................................................       1,511         656          716
                                                                               ----------  ----------  -----------
                                                                                    8,293      14,486      (64,058)
                                                                               ----------  ----------  -----------
Income (loss) before income taxes and extraordinary item.....................       5,677      12,277      (66,336)
Income tax benefit...........................................................      --          --              730
                                                                               ----------  ----------  -----------
Income (loss) before extraordinary item......................................       5,677      12,277      (65,606)
Extraordinary item:
  Gain (loss) on early retirement of debt, net of taxes......................                  15,177       (1,630)
                                                                               ----------  ----------  -----------
Net income (loss)............................................................       5,677      27,454      (67,236)
Accumulated deficit at beginning of year.....................................     (67,599)    (61,922)     (34,468)
                                                                               ----------  ----------  -----------
Accumulated deficit at end of year...........................................  $  (61,922) $  (34,468) $  (101,704)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

    The accompanying notes are an integral part of these Condensed Financial
                                  Statements.

                                    S-III-2

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

    SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1994        1995        1996
                                                                                 ---------  ----------  ----------
Net cash used in operating activities..........................................  $  (7,143) $   (6,743) $   (9,222)
                                                                                 ---------  ----------  ----------
Cash flows from investing activities:
  Dividends on IMED redeemable preferred stock.................................      2,273       6,684       4,067
  Proceeds from sale of IMED redeemable preferred stock........................     --             880       3,350
  Net decrease (increase) in restricted cash...................................     --         (25,000)     25,000
  Proceeds from sale of investments............................................      3,768         859       2,374
                                                                                 ---------  ----------  ----------
Net cash provided by (used in) investing activities............................      6,041     (16,577)     34,791
                                                                                 ---------  ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.....................................     12,500      25,000      --
  Proceeds from issuance of common stock.......................................     --          --          40,024
  Debt repaid in merger........................................................     --          --         (24,116)
  Principal payments on long-term debt.........................................     (9,300)     --          --
  Intercompany borrowings......................................................     (1,978)     --          --
  Debt issuance costs..........................................................     --            (488)     --
  Redemption/purchase of preferred stock including related dividends...........       (686)     --          (7,844)
  Purchase of IMED common stock warrant........................................     --          --         (12,500)
  Capital contribution to IMED.................................................     --          --         (19,588)
                                                                                 ---------  ----------  ----------
Net cash provided by (used in) financing activities............................        536      24,512     (24,024)
                                                                                 ---------  ----------  ----------
Net (decrease) increase in cash................................................       (566)      1,192       1,545
Cash at beginning of year......................................................        765         199       1,391
                                                                                 ---------  ----------  ----------
Cash at end of year............................................................  $     199  $    1,391  $    2,936
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

    The accompanying notes are an integral part of these Condensed Financial
                                  Statements.

                                    S-III-3

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1--STATEMENT OF ACCOUNTING POLICY:

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

NOTE 2--SECURITIES AVAILABLE FOR SALE:

    The Company classifies its investment securities as "available for sale"; accordingly, such investment securities are recorded at their fair market value with increases or decreases in fair value recorded as a component of stockholders' equity. Actual gains and losses are recognized in the statement of operations as the underlying securities are sold.

    See Note 10 to the Consolidated Financial Statements.

NOTE 3--INVESTMENTS IN AND NET ADVANCES FROM SUBSIDIARIES:

    Advanced Medical accounts for its investments in subsidiaries using the equity method. Under the equity method, investments are carried at cost, adjusted for Advanced Medical's proportionate share of their undistributed earnings or losses. Investments in preferred stock are stated at cost.

    Investments in and net advances to/(from) subsidiaries comprise the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1996
                                                                          ---------  ---------
IMED redeemable preferred stock.........................................  $  12,116  $  --
IMED common ownership interest and advances.............................     60,520     53,332
Other subsidiaries......................................................      1,235      1,206
                                                                          ---------  ---------
                                                                          $  73,871  $  54,538
                                                                          ---------  ---------
                                                                          ---------  ---------

    At December 31, 1995, IMED had 1,212 shares of $0.01 par value mandatorily redeemable preferred stock ("12% Preferred Stock") outstanding, all of which were owned by Advanced Medical. The 12% Preferred Stock had a stated value of $10,000 per share. During 1995 and 1996, IMED redeemed 88 and 335 shares, respectively, of its 12% Preferred Stock from Advanced Medical for $880 and $3,350, respectively. In June 1996, Advanced Medical contributed to IMED $8,776 representing the outstanding par value and accrued dividends on all the remaining outstanding shares of IMED's 12% Preferred Stock. The preferred shares were then canceled. IMED made dividend payments to Advanced Medical of $2,273, $6,684 and $4,067 during 1994, 1995 and 1996, respectively, related to the 12% Preferred Stock.

                                    S-III-4

                    ADVANCED MEDICAL, INC. AND SUBSIDIARIES

    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ADVANCED MEDICAL, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 4--PATENTS:

    Advanced Medical acquired patents for $10,000 on April 2, 1990. These patents were licensed to IMED for a royalty of $1,100 per annum. Effective June 30, 1996, Advanced Medical made a non-cash contribution of $2,885 to IMED representing Advanced Medical's net carrying value of these patents.

NOTE 5--LONG-TERM DEBT:

    The terms and maturities of Advanced Medical's long-term debt are described in Note 4 to the Consolidated Financial Statements.

NOTE 6--MANDATORILY REDEEMABLE EQUITY SECURITIES:

    Advanced Medical's mandatorily redeemable equity securities are described in
Note 6 to the Consolidated Financial Statements.

NOTE 7--LITIGATION AND CONTINGENCIES:

    Litigation and contingencies are described in Note 16 to the Consolidated Financial Statements.

                                    S-III-5