Form 10-Q
period 1997-03-31
ALARIS MEDICAL INC
filed 1997-05-15
CIK 817161

    UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, DC  20549
    FORM 10-Q


(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1997 or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from ___________ to ___________


Commission File Number: 33-26398



                            ALARIS MEDICAL, INC.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Delaware                                 13-3492624
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                 10221 Wateridge Circle, San Diego, CA  92121
------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

                                (619) 566-0426
------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                             Advanced Medical, Inc.
------------------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                   if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X         No
                                                 -----          -----

On May 13, 1997, 59,020,273 shares of Registrant's Common Stock were outstanding.

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                                   INDEX
PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements:

                                                                          Page
                                                                          ----
       Condensed consolidated balance sheet at
       December 31, 1996 and March 31, 1997. . . . . . . . . . . . .        3

       Condensed consolidated statement of operations for the
       three months ended March 31, 1996 and 1997. . . . . . . . . .        4

       Condensed consolidated statement of cash flows for the
       three months ended March 31, 1996 and 1997. . . . . . . . . .        5

       Condensed consolidated statement of changes in
       stockholders' equity for the period from
       December 31, 1996 to March 31, 1997 . . . . . . . . . . . . .        6

       Notes to the condensed consolidated financial statements. . .        7


     Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . .        9



PART II. OTHER INFORMATION


     Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . .      13

     Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . .      14


                                     FORM 10 - Q
                                   PART 1 - ITEM 1
                                 FINANCIAL INFORMATION

                        ALARIS MEDICAL, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEET

          (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                    ASSETS                                 DECEMBER 31,    MARCH 31,
                                                                               1996          1997
                                                                           ------------    ---------
                                                                                          (Unaudited)
Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   12,084     $   19,267
    Restricted cash and investment securities. . . . . . . . . . . . . .       2,332              -
    Receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . .      87,880         73,718
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      58,976         61,926
    Prepaid expenses and other current assets. . . . . . . . . . . . . .      21,582         22,707
                                                                          ----------     ----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . .     182,854        177,618

Net investment in sales-type leases, less current portion. . . . . . . .      27,276         31,678
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . .      56,628         56,637
Other non-current assets . . . . . . . . . . . . . . . . . . . . . . . .      18,107         18,966
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . .     308,517        304,505
                                                                          ----------     ----------
                                                                          $  593,382     $  589,404
                                                                          ----------     ----------
                                                                          ----------     ----------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt. . . . . . . . . . . . . . . . . .  $    3,963     $    6,619
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      25,812         25,012
    Accrued expenses and other current liabilities . . . . . . . . . . .      50,196         58,132
    Accrued restructuring and integration costs. . . . . . . . . . . . .      15,098          9,922
                                                                          ----------     ----------
         Total current liabilities . . . . . . . . . . . . . . . . . . .      95,069         99,685
                                                                          ----------     ----------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     436,130        434,458
Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . .      16,130         14,708
                                                                          ----------     ----------
  Total non-current liabilities. . . . . . . . . . . . . . . . . . . . .     452,260        449,166
                                                                          ----------     ----------
Contingent liabilities and commitments (Note 4)

Common stock and other stockholders' equity:
    Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding - 58,977 shares and 59,054 shares at December 31, 1996
       and March 31, 1997, respectively. . . . . . . . . . . . . . . . .         589            591
    Capital in excess of par value . . . . . . . . . . . . . . . . . . .     147,840        147,985
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (101,704)      (106,019)
    Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . .       (734)          (734)
    Other equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62        (1,270)
                                                                          ----------     ----------
         Total common stock and other stockholders' equity . . . . . . .      46,053         40,553
                                                                          ----------     ----------
                                                                          $  593,382     $  589,404
                                                                          ----------     ----------
                                                                          ----------     ----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS.

                         ALARIS MEDICAL, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

              (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             1996             1997
                                                                           ---------       ---------
Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 25,875       $ 81,995
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,895         46,970
                                                                            --------       --------
    Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,980         35,025
                                                                            --------       --------
Selling and marketing expense. . . . . . . . . . . . . . . . . . . . . .       4,207         15,495
General and administrative expense . . . . . . . . . . . . . . . . . . .       2,966          9,254
Research and development expense . . . . . . . . . . . . . . . . . . . .       1,812          4,068
Integration expense. . . . . . . . . . . . . . . . . . . . . . . . . . .           -          3,652
                                                                            --------       --------
    Total operating expense. . . . . . . . . . . . . . . . . . . . . . .       8,985         32,469
                                                                            --------       --------
Lease interest income. . . . . . . . . . . . . . . . . . . . . . . . . .         600          1,162
                                                                            --------       --------
    Income from operations . . . . . . . . . . . . . . . . . . . . . . .       3,595          3,718
                                                                            --------       --------
Other income (expense):
    Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . .         357            158
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,215)       (10,693)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2            (98)
                                                                            --------       --------
  Total other expense. . . . . . . . . . . . . . . . . . . . . . . . . .      (1,856)       (10,633)
                                                                            --------       --------
Income (loss) before income taxes. . . . . . . . . . . . . . . . . . . .       1,739         (6,915)
Provision for (benefit from) income taxes. . . . . . . . . . . . . . . .         880         (2,600)
                                                                            --------       --------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .         859         (4,315)
Dividends on mandatorily redeemable preferred stock. . . . . . . . . . .         162              -
                                                                            --------       --------
    Net income (loss) attributable to common stock . . . . . . . . . . .    $    697       $ (4,315)
                                                                            --------       --------
                                                                            --------       --------
    Net income (loss) per common share assuming no dilution. . . . . . .    $    .04       $   (.07)
                                                                            --------       --------
                                                                            --------       --------
    Net income (loss) per common share assuming full dilution. . . . . .    $    .03       $   (.07)
                                                                            --------       --------
                                                                            --------       --------
Weighted average common shares outstanding assuming no dilution. . . . .      16,461         59,026
                                                                            --------       --------
                                                                            --------       --------
Weighted average common shares outstanding assuming full dilution. . . .      42,550         59,026
                                                                            --------       --------
                                                                            --------       --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS.

                            ALARIS MEDICAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                  (DOLLARS IN THOUSANDS)



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              1996            1997
                                                                           ---------       --------
Net cash provided by operating activities. . . . . . . . . . . . . . . .    $  3,162       $  9,065
                                                                            --------       --------
Cash flows from investing activities:
    Net (increase) decrease in restricted cash and investments . . . . .        (19)          2,332
    Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .     (1,205)         (4,882)
    Payments for product distribution rights . . . . . . . . . . . . . .     (1,503)              -
    Proceeds from disposal of property, plant and equipment. . . . . . .          11             14
                                                                            --------       --------
Net cash used in investing activities. . . . . . . . . . . . . . . . . .     (2,716)         (2,536)
                                                                            --------       --------
Cash flows from financing activities:
    Net repayments under former credit facilities. . . . . . . . . . . .       (232)              -
    Principal payments on long-term debt . . . . . . . . . . . . . . . .       (322)         (3,309)
    Proceeds from borrowings under revolving credit facility . . . . . .           -          4,300
    Debt issue costs . . . . . . . . . . . . . . . . . . . . . . . . . .           -           (109)
    Proceeds from exercise of stock options. . . . . . . . . . . . . . .           8            147
                                                                            --------       --------
Net cash (used in) provided by financing activities. . . . . . . . . . .       (546)          1,029
                                                                            --------       --------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . .           1           (375)
                                                                            --------       --------
Net (decrease) increase in cash. . . . . . . . . . . . . . . . . . . . .        (99)          7,183
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . .       1,862         12,084
                                                                            --------       --------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,763      $  19,267
                                                                            --------       --------
                                                                            --------       --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS.

                        ALARIS MEDICAL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                       STOCKHOLDERS' EQUITY (UNAUDITED)

                       (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)

                                   COMMON STOCK          CAPITAL IN                     TREASURY STOCK
                               --------------------      EXCESS OF     ACCUMULATED    ---------------------    OTHER
                                SHARES       AMOUNT      PAR VALUE       DEFICIT      SHARES      AMOUNT       EQUITY     TOTAL
                               --------      -------     ----------    ------------   ------      -------     -------   --------

Balance at December 31, 1996     58,977      $   589     $ 147,840      $(101,704)        83      $ (734)      $    62   $ 46,053

Exercise of stock options            77            2           145                                                            147

Translation adjustment                                                                                          (1,332)    (1,332)

Net loss for the period                                                    (4,315)                                         (4,315)
                                -------      -------      ---------      ---------      ------    ------       -------   --------
Balance at March 31, 1997        59,054      $   591      $ 147,985      $(106,019)         83    $ (734)      $(1,270)  $ 40,553
                                -------      -------      ---------      ---------      ------    ------       -------   --------
                                -------      -------      ---------      ---------      ------    ------       -------   --------



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS.

                  ALARIS MEDICAL, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

THE COMPANY:
ALARIS-TM- Medical, Inc., formerly Advanced Medical, Inc. ("ALARIS Medical"), operating through its consolidated subsidiaries, designs, manufacturers, distributes and services intravenous infusion therapy and vital signs measurement instruments and related disposables and accessories. On November 26, 1996, IMED Corporation ("IMED"), then a wholly-owned subsidiary of Advanced Medical, Inc. ("Advanced Medical") acquired all of the outstanding stock of IVAC Holdings, Inc. ("IVAC Holdings") and its subsidiaries including IVAC Medical Systems, Inc. (Note 2). In connection with the acquisition, IMED and IVAC Medical Systems, Inc. were merged into IVAC Holdings (the "Merger"), which then changed its name to ALARIS Medical Systems, Inc. (ALARIS Medical Systems). ALARIS Medical and its subsidiaries are collectively referred to as the "Company." The acquisition was accounted for as a purchase. Accordingly, the 1996 operating results and cash flows exclude those of the acquired company and are not comparable to the 1997 operating results and cash flows.

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1997.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET INCOME PER COMMON SHARE:

The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents using the treasury stock method. The Company's net income (loss) per common share assuming full dilution is computed using the weighted average number of common shares outstanding plus dilutive common stock equivalents using the treasury stock method at the higher of the average or ending market price during the reporting period and non-common stock equivalents. The Company's non-common stock equivalents for the three months ended March 31, 1996 consisted of convertible promissory notes issued to Decisions Incorporated ("Decisions"), a corporation wholly owned by the Company's principal stockholder. Since conversion was assumed from the beginning of the period or date of issuance, if later, net income attributable to common stock for the three months ended March 31, 1996 has been increased by $412 for the interest expense (net of tax) on the convertible promissory notes. The convertible promissory notes issued to Decisions were all converted to common stock in connection with the Merger (Note 2). Net loss per common share assuming no dilution and full dilution is the same for March 31, 1997, as the Company experienced a net loss for the three months ended March 31, 1997.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 will be adopted by the Company as required in the fourth quarter of fiscal 1997. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of all dilutive potential common shares, computed using the treasury stock method, that were outstanding during the period. Using this standard, basic and diluted earnings per share would be the same as primary and fully diluted earnings per share for the three months ended March 31, 1996 and 1997.

NOTE 2 -- THE MERGER

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

In connection with the Merger, ALARIS Medical contributed $19,588 to IMED (the "Capital Contribution"). The Capital Contribution was funded in part through the sale to Decisions by ALARIS Medical of 13,333 shares of its common stock for aggregate proceeds of $40,000 (the "Decisions Contribution"). The balance of the Capital Contribution was funded with existing cash balances of ALARIS Medical. The portion of the net proceeds of the Decisions Contribution not applied to make the Capital Contribution was used by ALARIS Medical to redeem $21,924 principal amount of its 15% subordinated debentures due 1999 and fund the redemption of ALARIS Medical's outstanding preferred stock. In connection with the Decisions Contribution, Decisions exchanged an aggregate of $37,500 in principal amount of convertible promissory notes previously issued by ALARIS Medical for 29,416 shares of ALARIS Medical common stock, including 3,333 shares issued as an inducement to convert.

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

NOTE 3 -- INVENTORIES

Inventories comprise the following:       DECEMBER 31,      MARCH 31,
                                              1996             1997
                                          ------------      ----------

    Raw materials. . . . . . . . . .           $24,711        $25,889
    Work-in-process. . . . . . . . .             9,622         13,327
    Finished goods . . . . . . . . .            24,643         22,710
                                               -------        -------
                                               $58,976        $61,926
                                               -------        -------
                                               -------        -------

NOTE 4 -- CONTINGENCIES AND LITIGATION

FIELD CORRECTION

The Company will initiate a voluntary field correction of approximately 50,000 of its Gemini model PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which can cause the battery to overheat. Such overheating could result in product failure and discharge of hydrogen gas which may accumulate within the instrument's case. As an interim measure, the Company has advised its customers of simple precautions that can be taken to minimize the potential for an adverse incident pending completion of the field correction. The Company is not aware of any injuries sustained in known battery overcharging incidents.

As a result of this decision, the Company recorded a charge of $2.5 million to cost of sales for the quarter ended March 31, 1997. Based on management's current understanding of these incidents, the Company believes it has adequately accrued for this matter. However, since the Company's analysis of this matter is preliminary, there can be no assurances that it can be resolved for an amount consistent with management's estimated cost.

LITIGATION

The Company is a defendant in a lawsuit which alleges infringement of two patents by reason of certain activities including the sale of disposable probe covers for use with tympanic thermometers. The lawsuit seeks injunctive relief, treble damages and the recovery of costs and attorney fees. The discovery phase of the lawsuit has recently commenced. The Company is currently unable to quantify its exposure to the lawsuit; however, the Company believes it has sufficient defenses to all claims, including the defenses of noninfringement and invalidity. However, there can be no assurance that the Company will successfully defend all claims and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes the Company has meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

                                PART I -- ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL

ALARIS Medical is a holding company for ALARIS Medical Systems, Inc. ALARIS Medical also identifies and evaluates potential acquisitions and investments, and performs various corporate functions. As a holding company, ALARIS Medical currently has no revenues to fund its operating and interest expense and relies on its existing cash and cash generated from operations of ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"), external borrowings and other external sources of funds to meet its obligations.

As a result of the Merger on November 26, 1996, the operating results reported for the three months ended March 31, 1997 are not comparable to 1996. The first quarter 1996 operating results and cash flows represent those of Advanced Medical and IMED.

The Company sells and services infusion systems primarily in the United States, Western Europe, Canada, Australia, Latin America and the Middle East. The Company generates revenues from the sale and/or lease of infusion pumps and sales of associated proprietary disposable administration sets. Additionally, as a result of the Merger, the Company now generates revenue from the sale of vital signs measurement products.

In recent years, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. In particular, in order to reduce costs, certain hospitals have adopted a new protocol increasing the maximum time between disposable administration set changes from every 24 hours to as much as every 72 hours. Notwithstanding this change in protocol, unit sales volume of the Company's disposable administration sets have increased in every year since 1993, primarily as a result of its growing installed base of infusion pumps. The Company's profitability is also affected by the increasing use of GPOs which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which police compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's profitability in the future. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery would affect the Company's future results of operations. Although the final form of any such legislation is not known, it is likely that any such legislation may impose limits on the number and type of medical procedures which may be performed and may restrict a provider's ability to select specific devices or products for use in administering care which, in turn, could adversely impact demand and/or pricing for the Company's infusion systems. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net sales, as well as, pro forma first quarter 1996 operating results in thousands of dollars. The pro forma data is based on the historical operating results of Advanced Medical and IVAC Holdings, Inc. adjusted to give effect to the Merger, as if it occurred on January 1, 1996. The data excludes nonrecurring charges related to the Merger as well as the operating results of River Medical, Inc., a subsidiary of IVAC which was divested prior to the consummation of the Merger.

The pro forma financial data is not necessarily indicative of the Company's results of operations that might have occurred had such transactions been completed at the beginning of the period specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                ------------------------------------------------------------
                                                AS REPORTED      PRO FORMA        PRO FORMA      AS REPORTED
                                                    1996           1996              1996            1997
                                                ------------     ---------        ---------      -----------
                                                (% OF SALES)  ($ IN THOUSANDS)             (% OF SALES)
Sales. . . . . . . . . . . . . . . . . . .         100.0%         $ 79,677          100.0%         100.0%
Cost of sales. . . . . . . . . . . . . . .          53.7            41,322           51.9           57.3
                                                   -----          --------          -----          -----
Gross margin . . . . . . . . . . . . . . .          46.3%           38,355           48.1%          42.7%
Selling and marketing expense. . . . . . .          16.2            15,404           19.3           18.9
General and administrative expense . . . .          11.5             9,579           12.0           11.3
Research and development expense . . . . .           7.0             3,858            4.8            5.0
Integration expense. . . . . . . . . . . .             -                 -              -            4.4
Lease interest income. . . . . . . . . . .           2.3             1,243            1.5            1.4
                                                   -----          --------          -----          -----
Income from operations . . . . . . . . . .          13.9            10,757           13.5            4.5
Interest expense . . . . . . . . . . . . .          (8.6)          (10,392)         (13.0)         (13.0)
Other, net . . . . . . . . . . . . . . . .           1.4               111             .1             .1
                                                   -----          --------          -----          -----
Income (loss) before income taxes. . . . .           6.7               476             .6           (8.4)
Provision for (benefit from) income taxes.           3.4               760            1.0           (3.2)
                                                   -----          --------          -----          -----
Net income (loss). . . . . . . . . . . . .           3.3%         $   (284)           (.4)%         (5.2)%
                                                   -----          --------          -----          -----
                                                   -----          --------          -----          -----
OTHER DATA:
Adjusted EBITDA. . . . . . . . . . . . . .          21.3%         $ 18,479           23.2%          21.1%

                                                                    THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------------------------
                                                        AS REPORTED        PRO FORMA       AS REPORTED
                                                          1996               1996              1997
                                                        -----------        ---------       -----------
                                                                      (IN THOUSANDS)

ADJUSTED EBITDA (1) . . . . . . . . . . . . . . . . .     $ 5,521          $ 18,479           $ 17,262
Inventory purchase price allocation adjustment (2). .           -                 -             (1,607)
Integration expense . . . . . . . . . . . . . . . . .           -                 -             (3,652)
Depreciation and amortization (3) . . . . . . . . . .      (1,926)           (7,722)            (8,285)
Interest income . . . . . . . . . . . . . . . . . . .         357               109                158
Interest expense. . . . . . . . . . . . . . . . . . .      (2,215)          (10,392)           (10,693)
Other, net. . . . . . . . . . . . . . . . . . . . . .           2                 2                (98)
(Provision for) benefit from income taxes . . . . . .        (880)             (760)             2,600
                                                          -------          --------           --------

Net income (loss) . . . . . . . . . . . . . . . . . .     $   859          $   (284)          $ (4,315)
                                                          -------          --------           --------
                                                          -------          --------           --------

--------------------

(1) Adjusted EBITDA represents income from operations before nonrecurring non-cash purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time nonrecurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(2) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during 1997.

(3) Depreciation and amortization excludes amortization of debt issuance costs included in interest expense.

The following table summarizes sales to customers located in the United States and international locations:

                                              THREE MONTHS ENDED MARCH 31,
                                         ---------------------------------------
                                         AS REPORTED    PRO FORMA    AS REPORTED
                                            1996           1996          1997
                                         -----------    ---------    -----------
                                                      (IN MILLIONS)

U.S. sales. . . . . . . . . . . . . . .  $  20.2         $ 51.9       $  51.4
International sales . . . . . . . . . .      5.7           27.8          30.6
                                         -------         ------       -------
   Total sales. . . . . . . . . . . . .  $  25.9         $ 79.7       $  82.0
                                         -------         ------       -------
                                         -------         ------       -------


For purposes of this discussion and analysis, the three months ended March 31, 1996 and 1997 are referred to as 1996 and 1997, respectively.

SALES
Sales increased $56.1 million during 1997 as compared to 1996 due to the Merger. On a pro forma basis, sales increased $2.3 million, or 2.9%, during 1997 as compared to 1996. United States sales decreased $0.5 million, or 1.0%, on a pro forma basis while international sales increased $2.8 million, or 10.3%, on a pro forma basis. The increase in international sales is primarily due to higher 1997 sales of infusion therapy disposable products offset in part by foreign currency exchange rate fluctuations. The increase in 1997 disposable sales is partially due to the August 1996 repurchase of IMED product European distribution rights from Pharmacia and Upjohn, Inc. which has resulted in higher average selling prices for these products in 1997.

GROSS MARGIN
The gross margin percentage decreased from 1996 to 1997 primarily due to increased amortization expense resulting from the IVAC purchase price allocated to certain intangible assets as well as $1.6 million of nonrecurring purchase accounting inventory adjustments charged to cost of sales during 1997. Also adversely impacting the gross margin percentage during 1997 was $2.5 million related to a voluntary field correction of certain Gemini PC-1 and PC-2 infusion pumps (See Note 4 to the Condensed Consolidated Financial Statements). Pro forma 1996 gross margin percentage was 48.1% compared to 47.7% for 1997, exclusive of the purchase accounting inventory adjustment and product field correction charges.

SELLING AND MARKETING EXPENSE
Selling and marketing expense increased $11.3 million during 1997 primarily due to the Merger. On a pro forma basis, selling and marketing expense increased approximately $0.1 million, or 0.6%. As a percentage of sales, on a pro forma basis, selling and marketing expense decreased from 19.3% in 1996 to 18.9% in 1997 due primarily to a $2.3 million increase in sales. Domestic expense decreased by $1.0 million, or 9.0%, from 1996 due to merger related synergies which are anticipated to be offset in future periods as further investment is made to add personnel in this area. The decrease in domestic selling and marketing expense was more than offset by increased international expenses of $1.1 million, or 26.0%, due largely to IMED's repurchase of the European distribution rights for IMED products from Pharmacia & Upjohn, Inc. in August 1996 and an associated increase in European direct operations.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense increased $6.3 million during 1997 primarily due to the Merger. On a pro forma basis, general and administrative expense decreased by $0.3 million, or 3.4%, during 1997. As a percentage of sales, on a pro forma basis, general and administrative expense decreased from 12.0% for 1996 to 11.3% for 1997 due to an increase in sales as well as merger related synergies at ALARIS Medical Systems and lower outside legal expense at ALARIS Medical. International expenses increased by $0.2 million, or 13.2%, primarily as a result of IMED's repurchase of the European distribution rights for IMED products from Pharmacia & Upjohn, Inc. in August 1996 and an associated increase in European direct operations.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense increased approximately $2.3 million during 1997 primarily due to the Merger. On a pro forma basis, research and development expense increased from $3.9 million or 4.8% of sales during 1996 to $4.1 million or 5.0% of sales during 1997. This increase is due to continued investment in development of new infusion and vital signs products.

INTEGRATION EXPENSE
Integration expense of $3.7 million was incurred in the first quarter of 1997. This Merger related expense is in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of severance of $1.1 million, management consulting fees of $1.0 million, sales force integration expense of $0.9 million and information system conversion costs of $0.5 million.

INCOME (LOSS) FROM OPERATIONS
Income from operations increased $0.1 million during 1997 primarily due to the Merger. On a pro forma basis, operating income decreased $7.0 million, or 65.0%, from $10.8 million in 1996 to $3.7 million in 1997 due to the reasons discussed above.

ADJUSTED EBITDA
Adjusted EBITDA increased $11.7 million during 1997 primarily due to the Merger. On a pro forma basis, as a percentage of sales, Adjusted EBITDA decreased from 23.2% or $18.5 million, for 1996 to 21.1%, or $17.3 million, for 1997 due to the reasons discussed above. Excluding the $2.5 million charge to cost of sales during 1997, Adjusted EBITDA would have increased $1.3 million as compared to pro forma first quarter 1996. Adjusted EBITDA represents income from operations before nonrecurring non-cash purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time nonrecurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $8.5 million during 1997 primarily due to the Merger. In addition to approximately $404.0 million of borrowings to finance the Merger and related debt refinancings, higher interest expense was incurred in 1997 due to IMED's $11.0 million purchase of the European distribution rights for IMED products in August 1996. This increase in interest expense was offset by reductions in interest on $37.5 million of convertible debt which was converted to common stock in connection with the Merger as well as the redemption of $21.9 million of 15% subordinated debentures in December 1996. On a pro forma basis, interest expense increased $0.3 million due to additional borrowings under the Company's revolving credit facility (see Liquidity and Capital Resources). The additional borrowings were used to pay for restructuring and integration costs associated with the Merger.

LIQUIDITY AND CAPITAL RESOURCES:

Management currently believes that sufficient cash will be available through ALARIS Medical Systems, based upon current operations, to satisfy debt service and other corporate expenses of ALARIS Medical in the foreseeable future. In particular, ALARIS Medical Systems' credit facility permits ALARIS Medical Systems to transfer to ALARIS Medical up to $1.5 million annually to fund ALARIS Medical's operating expenses and additional amounts sufficient to meet interest expense requirements.

The Company expects to continue to meet its liquidity needs, including, in the short-term, funding of restructuring and integration costs, as well as long-term capital expenditures requirements with cash flow from operations and borrowings under the credit facility. The Company's primary future use of funds will be to fund capital expenditures and strategic acquisitions and to pay debt service on outstanding indebtedness.

During the quarter ended March 31, 1997 the Company made cash payments of approximately $5.2 million related to merger and integration costs accrued at December 31, 1996, as well as payments of approximately $3.0 million for integration costs expensed during the first quarter of 1997.

At March 31, 1997, the Company's outstanding indebtedness was $441.1 million, which includes $199.7 million of bank term debt under the credit facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were borrowed in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the credit facility at March 31, 1997 would result in additional annual interest expense of approximately $2.2 million. During the second quarter of 1997 the Company entered into an interest rate protection agreement covering 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average fixed rate of 9.6% on the principal balance covered. Included in total consolidated debt, at March 31, 1997, ALARIS Medical had $16.2 million of outstanding Convertible Debentures.

In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the credit facility. At March 31, 1997, $19.5 million in borrowings, of which $4.3 million was borrowed during the first quarter, and $0.5 million under letters of credit were outstanding under this line of credit and $30.0 million was available.

In connection with the Merger, the Company assumed IVAC's obligations to Siemens Infusion Systems Ltd. These obligations relate to the payment of additional purchase consideration related to the acquisition of the MiniMed product line (the predecessor product line to MS III) and provide for the payment of the greater of $3.0 million per year or 8% of the prior year's MS III sales in 1997 through 1999. The Company made the minimum 1997 payment of $3.0 million during the quarter ended March 31, 1997.

As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that cash provided by operations will be sufficient to meet its interest expense obligations.

Annual amortizations of the Company's indebtedness are $4.0 million, $14.6 million and $15.6 million for 1997, 1998 and 1999, respectively.

The Convertible Debentures provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The Notes and the credit facility permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the credit facility, there exists no default or event of default under the credit facility. The Notes and the credit facility, however, restricts distributions to ALARIS Medical to fund the repayment of the Convertible Debentures at maturity.

In addition to routine capital expenditures that are expected to be consistent with the combined historical capital expenditures of IMED and IVAC, the Company expects to make a total of approximately $12.3 million of capital and operating expenditures during 1997 and 1998 for the acquisition and implementation of a new enterprise-wide information system. In addition, during 1997 the Company plans to make approximately $5.5 million of capital expenditures with respect to leasehold improvements in connection with the consolidation of the domestic operations of IMED and IVAC.

The Company made capital expenditures of approximately $4.9 million during the first quarter of 1997, approximately $3.0 million of which was related to the consolidation of the IMED and IVAC facilities.

The Company believes that it will generate sufficient cash flow from operations to fund its operations, make planned capital expenditures and make required payments of principal and interest under its credit facility and interest on the Notes; however, the Company may not generate sufficient cash flow from operations to repay the Notes at maturity. Accordingly, the Company may have to refinance the Notes at or prior to maturity or sell assets or raise equity capital to repay the principal amount of the Notes. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

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

                                  PART II

                              OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Item 3. of the Company's December 31, 1996 Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11.1 -- Computation of Net Income per share for the three months ended March 31, 1996 and 1997.


                 _________________________________________


(b)  Reports on Form 8-K

During the quarter ended March 31, 1997 the Company filed a report on Form 8-K dated February 7, 1997. This report contained pro forma financial statements related to the Company's acquisition of IVAC Holdings, Inc.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      ALARIS MEDICAL, INC.
                                                    ----------------------
                                                              (REGISTRANT)

     Date:   May ___, 1997                    By:   /s/ WILLIAM J. MERCER
                                                   ----------------------------
                                                   William J. Mercer
                                                   PRESIDENT
                                                   (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX
-------------------------------------------------------------------------------

Exhibit                                                                  Page
  No.                                                                     No.
-------                                                                  ----

11.1   Computation of Net Income per share for the three months
       ended March 31, 1996 and 1997 . . . . . . . . . . . . . . . . . .  25


Exhibits 10.27 and 11.1 have been omitted from this copy of Advanced Medical's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.