Form 10-Q
period 1997-06-30
ALARIS MEDICAL INC
filed 1997-08-14
CIK 817161

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                      FORM 10-Q


         (MARK ONE)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended JUNE 30, 1997 or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ___________

Commission File Number:          33-26398
                        --------------------------


                         ALARIS MEDICAL, INC.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                                    13-3492624
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 10221 Wateridge Circle, San Diego, CA      92121
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X   No
                                                      ---     ---

On August 5, 1997, 59,030,103 shares of Registrant's Common Stock were outstanding.

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                       INDEX


PART I.  FINANCIAL INFORMATION


    Item 1 - Financial Statements:
                                                                          Page
                                                                          ----
         Condensed consolidated balance sheet at
         December 31, 1996 and June 30, 1997..............................  3

         Condensed consolidated statement of operations for the
         three and six months ended June 30, 1996 and 1997................  4

         Condensed consolidated statement of cash flows for the
         six months ended June 30, 1996 and 1997..........................  5

         Condensed consolidated statement of changes in
         stockholders' equity for the period from
         December 31, 1996 to June 30, 1997...............................  6

         Notes to the condensed consolidated financial statements.........  7


    Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  11



PART II. OTHER INFORMATION


    Item 1 - Legal Proceedings............................................  20

    Item 6 - Exhibits and Reports on Form 8-K.............................  21

                                  FORM 10 - Q
                                PART 1 - ITEM 1
                             FINANCIAL INFORMATION

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                        ASSETS
                                                        DECEMBER 31,  JUNE 30,
                                                            1996        1997
                                                        -----------   --------
                                                                    (Unaudited)
Current assets:
  Cash..................................................   $  12,084  $   4,012
  Restricted cash and investment securities.............       2,332          -
  Receivables, net......................................      87,880     77,193
  Inventories...........................................      58,976     65,323
  Prepaid expenses and other current assets.............      21,582     19,832
                                                           ---------  ---------
     Total current assets...............................     182,854    166,360

Net investment in sales-type leases, less
  current portion.......................................      27,276     31,334
Property, plant and equipment, net......................      56,628     55,683
Other non-current assets................................      18,107     18,228
Intangible assets, net..................................     308,517    295,865
                                                           ---------  ---------

                                                           $ 593,382  $ 567,470
                                                           ---------  ---------
                                                           ---------  ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.....................   $   3,963  $   9,265
  Accounts payable......................................      25,812     24,347
  Accrued expenses and other current liabilities........      50,196     55,178
  Accrued restructuring.................................      15,098      7,373
                                                           ---------  ---------
     Total current liabilities..........................      95,069     96,163
                                                           ---------  ---------
Long-term debt..........................................     436,130    434,595
Other non-current liabilities...........................      16,130      5,642
                                                           ---------  ---------
     Total non-current liabilities......................     452,260    440,237
                                                           ---------  ---------
Contingent liabilities and commitments (Notes 4 and 5)

Common stock and other stockholders' equity:
  Common stock, authorized 75,000 shares at
    $.01 par value; issued and outstanding  -
    58,977 shares and 59,062 shares at December 31,
    1996 and June 30, 1997, respectively................         589        591
  Capital in excess of par value........................     147,840    147,999
  Accumulated deficit...................................    (101,704)  (113,021)
  Treasury stock........................................        (734)    (2,027)
  Other equity..........................................          62     (2,472)
                                                           ---------  ---------
     Total common stock and other stockholders' equity..      46,053     31,070
                                                           ---------  ---------

                                                           $ 593,382  $ 567,470
                                                           ---------  ---------
                                                           ---------  ---------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                        ----------------------        ----------------------
                                                                          1996          1997            1996          1997
                                                                        -------       --------        -------       --------
Sales.................................................................  $28,216       $ 88,072        $54,091       $170,067
Cost of sales.........................................................   15,756         47,361         29,651         94,331
                                                                        -------       --------        -------       --------

  Gross margin........................................................   12,460         40,711         24,440         75,736
                                                                        -------       --------        -------       --------

Selling and marketing expense.........................................    4,655         16,414          8,862         31,909
General and administrative expense....................................    2,579          9,681          5,545         18,935
Research and development expense......................................    1,977          4,123          3,789          8,191
Integration and other non-recurring expense...........................        -         12,247              -         15,899
                                                                        -------       --------        -------       --------

  Total operating expense.............................................    9,211         42,465         18,196         74,934
                                                                        -------       --------        -------       --------

Lease interest income.................................................      600          1,029          1,200          2,191
                                                                        -------       --------        -------       --------

  Income (loss) from operations.......................................    3,849           (725)         7,444          2,993
                                                                        -------       --------        -------       --------

Other income (expense):
  Interest income.....................................................      357            227            714            385
  Interest expense....................................................   (2,184)       (11,002)        (4,399)       (21,695)
  Other, net..........................................................      304           (302)           306           (400)
                                                                        -------       --------        -------       --------

  Total other expense.................................................   (1,523)       (11,077)        (3,379)       (21,710)
                                                                        -------       --------        -------       --------

Income (loss) before income taxes.....................................    2,326        (11,802)         4,065        (18,717)
Provision for (benefit from) income taxes.............................    1,176         (4,800)         2,056         (7,400)
                                                                        -------       --------        -------       --------

Net income (loss).....................................................    1,150         (7,002)         2,009        (11,317)
Dividends on mandatorily redeemable preferred stock ..................      163              -            325              -
                                                                        -------       --------        -------       --------

  Net income (loss) attributable to common stock......................  $   987       $ (7,002)       $ 1,684       $(11,317)
                                                                        -------       --------        -------       --------
                                                                        -------       --------        -------       --------

  Net income (loss) per common share assuming no dilution.............  $   .06       $   (.12)       $   .10       $   (.19)
                                                                        -------       --------        -------       --------
                                                                        -------       --------        -------       --------

  Net income (loss) per common share assuming full dilution...........  $   .03       $   (.12)       $   .06       $   (.19)
                                                                        -------       --------        -------       --------
                                                                        -------       --------        -------       --------

Weighted average common shares outstanding assuming no dilution.......   16,402         58,635         16,432         58,788
                                                                        -------       --------        -------       --------
                                                                        -------       --------        -------       --------

Weighted average common shares outstanding assuming full dilution.....   42,593         58,635         42,589         58,788
                                                                        -------       --------        -------       --------
                                                                        -------       --------        -------       --------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ALARIS MEDICAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           ---------------------
                                                             1996         1997
                                                           --------     -------
Net cash provided by (used in) operating activities.....   $  6,656     $(2,776)
                                                           --------     -------

Cash flows from investing activities:
  Net decrease in restricted cash and investments.......     12,444       2,332
  Net capital expenditures..............................     (2,756)     (9,717)
  Payments for product distribution rights..............     (1,503)          -
  Proceeds from sale of investments.....................        154           -
  Return of capital by investee.........................          -         148
                                                           --------     -------

Net cash provided by (used in) investing activities.....      8,339      (7,237)
                                                           --------     -------

Cash flows from financing activities:
  Net repayments under former credit facilities.........     (1,973)          -
  Principal payments on long-term debt..................       (322)     (3,622)
  Purchase of IMED common stock warrants................    (12,500)          -
  Purchase of treasury stock............................          -      (1,293)
  Proceeds under revolving credit facility..............          -      10,300
  Repayments under revolving credit facility............          -      (3,000)
  Debt issue costs......................................          -        (429)
  Proceeds from exercise of stock options...............         15         161
                                                           --------     -------

Net cash (used in) provided by financing activities.....    (14,780)      2,117
                                                           --------     -------

Effect of exchange rate changes on cash.................         31        (176)
                                                           --------     -------

Net increase (decrease) in cash.........................        246      (8,072)
Cash at beginning of period.............................      1,862      12,084
                                                           --------     -------

Cash at end of period...................................   $  2,108     $ 4,012
                                                           --------     -------
                                                           --------     -------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    ALARIS MEDICAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                   (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                   COMMON STOCK     CAPITAL IN                   TREASURY STOCK
                                  ---------------   EXCESS OF    ACCUMULATED   ------------------       OTHER
                                  SHARES   AMOUNT   PAR VALUE      DEFICIT     SHARES     AMOUNT        EQUITY        TOTAL
                                  ------   ------   ---------    -----------   ------     -------       -------     ---------
Balance at December 31, 1996      58,977    $589     $147,840     $(101,704)      83      $  (734)      $    62     $  46,053

Exercise of stock options             85       2          159                                                             161

Purchase of treasury stock                                                       370       (1,293)                     (1,293)

Translation adjustment                                                                                   (2,534)       (2,534)

Net loss for the period                                             (11,317)                                          (11,317)
                                  ------    ----     --------     ---------      ---      -------       -------      --------

Balance at June 30, 1997          59,062    $591     $147,999     $(113,021)     453      $(2,027)      $(2,472)     $ 31,070
                                  ------    ----     --------     ---------      ---      -------       -------      --------
                                  ------    ----     --------     ---------      ---      -------       -------      --------



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------

NOTE 1--BUSINESS AND STATEMENT OF ACCOUNTING POLICY

THE COMPANY:
ALARIS-TM- Medical, Inc., formerly Advanced Medical, Inc. ("ALARIS Medical"), operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and vital signs measurement instruments and related disposables and accessories. On November 26, 1996, IMED Corporation ("IMED"), then a wholly-owned subsidiary of Advanced Medical, Inc. ("Advanced Medical") acquired all of the outstanding stock of IVAC Holdings, Inc. ("IVAC Holdings") and its subsidiaries including IVAC Medical Systems, Inc. (Note 2). In connection with the acquisition, IMED and IVAC Medical Systems, Inc. were merged into IVAC Holdings (the "Merger"), which then changed its name to ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"). ALARIS Medical and its subsidiaries are collectively referred to as the "Company." The acquisition was accounted for as a purchase. Accordingly, the interim 1996 operating results and cash flows exclude those of the acquired company and are not comparable to the interim 1997 operating results and cash flows.

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 1997, and the results of its operations and its cash flows for the six months ended June 30, 1996 and 1997.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE:
The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents using the treasury stock method. The Company's net income (loss) per common share assuming full dilution is computed using the weighted average number of common shares outstanding plus dilutive common stock equivalents using the treasury stock method at the higher of the average or ending market price during the reporting period and non-common stock equivalents. The Company's non-common stock equivalents for the three months ended June 30, 1996 consisted of convertible promissory notes issued to Decisions Incorporated ("Decisions"), a corporation wholly owned by the Company's principal stockholder. Since conversion was assumed from the beginning of the period or date of issuance, if later, net income attributable to common stock for the three months and six months ended June 30, 1996 has been increased by $412 and $824, respectively, for the interest expense (net of tax) on the convertible promissory notes. The convertible promissory notes issued to Decisions were all converted to common stock in connection with the Merger (Note 2). Net loss per common share assuming no dilution and full dilution is the same for June 30, 1997, as the Company experienced a net loss for the three months and six months ended June 30, 1997.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 will be adopted by the Company as required in the fourth quarter of fiscal 1997. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of all dilutive potential common shares, computed using the treasury stock method, that were outstanding during the period. Using this standard, basic and diluted earnings per share would be the same as primary and fully diluted earnings per share for the three months and six months ended June 30, 1996 and 1997.

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

NOTE 3--INVENTORIES

Inventories comprise the following:

                              DECEMBER 31,    JUNE 30,
                                 1996           1997
                              ------------    --------
  Raw materials . . . . . . .  $  24,711      $ 31,321
  Work-in-process . . . . . .      9,622         8,711
  Finished goods. . . . . . .     24,643        25,291
                              ------------    --------
                               $  58,976      $ 65,323
                              ------------    --------
                              ------------    --------

NOTE 4--CONTRACT SETTLEMENT

MAQUILADORA CONTRACT DISPUTE. On June 26, 1997, the Company entered into a settlement agreement which resolved its contract dispute with Cal Pacifico of California and affiliated entities (collectively, "Cal Pacifico"), the operator of the Company's two maquiladora assembly plants in Tijuana, Mexico. For over eight years, the Company has assembled disposable administration sets at these two plants, which utilize more than 1,200 workers employed by Cal Pacifico, under a contract with Cal Pacifico. The dispute originated in April 1997 when the Company, in accordance with the terms of such contract, informed Cal Pacifico that it would be terminating its contractual arrangements effective August 1, 1997. Cal Pacifico objected to such notification and proposed the systematic termination of the work force. In response to such objection, the Company on June 6, 1997 hired substantially all of the workers at the plants directly. On June 11, 1997, Cal Pacifico locked the Company's administrative personnel and production employees out of the plants and would not allow the Company access to its production equipment or inventory. As a result of the settlement agreement, the plants resumed full operations on June 27, 1997. The Company expects to directly operate these plants before the end of the third quarter of 1997.

The Company recorded a non-recurring charge of $4.1 million during the quarter ended June 30, 1997 relating to this settlement and the legal fees and other costs associated therewith. As a result of the manufacturing shutdown, sales of the Company's disposable administration sets during June 1997 were approximately $1.5 million below that of previous months and new orders for infusion pumps were not filled, resulting in a North American infusion pump sales backlog of approximately $5.5 million at June 30, 1997. During the contract dispute, the Company implemented interim assembly plans for disposable administration sets at its facilities in Creedmore, North Carolina and San Diego, California. The Company will continue to use these facilities during the third quarter of 1997 in order to replenish its inventory. While production costs of disposable administration sets at these facilities are greater than in Mexico, the incremental volume of the disposable administration sets to be produced outside of Mexico is not anticipated to have a significant impact on the Company's gross margins.

UNITED STATES CUSTOMS SERVICE LIABILITY. During the years 1988 through 1995, Cal Pacifico acted as the Company's United States customs broker and importer of record with respect to the importation into the United States of finished products ("Finished Products") assembled at the Company's two maquiladora assembly plants in Tijuana, Mexico. In May 1995, Cal Pacifico received a pre-penalty notice from the United States Customs Service ("Customs") to the effect that Customs intended to assess additional duties and substantial penalties against Cal Pacifico for its alleged failure, during the years 1988 through 1992, to comply with certain documentary requirements regarding the importation of goods on behalf of its clients, including the Company. Customs recently assessed additional duties with respect to Cal Pacifico's importation of goods on behalf of its clients, including the importation of the Company's Finished Products, for the years 1993 and 1994, and it is anticipated that Customs will issue a pre-penalty notice to Cal Pacifico in respect of these years as well (collectively with the amounts referred to in the immediately preceding sentence, the "Disputed Amounts"). Since Cal Pacifico was the importer of record during each of the foregoing years, the Company believes that it is unlikely that Customs will assess against the Company any portion of the Disputed Amounts.

Cal Pacifico is contesting Customs' assessment of the Disputed Amounts. Cal Pacifico has advised the Company that, should Cal Pacifico's challenge to the assessment of the Disputed Amounts prove to be unsuccessful, it will seek recovery from the Company, through arbitration, for any portion of the Disputed Amounts which it is required to pay to Customs. As part of the settlement agreement which resolved the Company's contract dispute with Cal Pacifico, the Company paid Cal Pacifico $550, which is to be applied toward Cal Pacifico's payment of Disputed Amounts. The $550 payment by the Company is to be credited toward any portion of the Disputed Amounts which the arbitrator determines the Company owes to Cal Pacifico. Although the ultimate outcome of such an arbitration proceeding cannot be guaranteed, the Company believes that it has meritorious defenses to claims with respect to Disputed Amounts which Cal Pacifico might raise against the Company. These defenses would be based, among other factors, on the contractual relationship between the Company and Cal Pacifico (including a defense with respect to the availability of indemnification under the agreements between Cal Pacifico and the Company), the conduct of Cal Pacifico with respect to both the Company and Customs, and the compliance obligations of Cal Pacifico under applicable customs laws.
                                     -9-

NOTE 5--CONTINGENCIES AND LITIGATION

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

As a result of this decision, the Company recorded a charge of $2.5 million to cost of sales during the first quarter of 1997. Based on management's current understanding of these incidents, the Company believes it has adequately accrued for this matter. However, since the Company's analysis of this matter is preliminary, there can be no assurances that it can be resolved for an amount consistent with management's estimated cost.

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

                                  PART I--ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

------------------------------------------------------------------------

GENERAL

ALARIS Medical is a holding company for ALARIS Medical Systems. ALARIS Medical also identifies and evaluates potential acquisitions and investments, and performs various corporate functions. As a holding company, ALARIS Medical currently has no revenues to fund its operating and interest expense and relies on its existing cash and cash generated from operations of ALARIS Medical Systems, external borrowings and other external sources of funds to meet its obligations. Capitalized terms used but not defined herein have the meaning ascribed to them in the Notes to the Condensed Consolidated
Financial Statements.

As a result of the Merger on November 26, 1996, the operating results reported for the three and six months ended June 30, 1997 are not comparable to 1996. The 1996 operating results and cash flows represent those of Advanced Medical and IMED.

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

In recent years, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. In particular, in order to reduce costs, certain hospitals have adopted a new protocol increasing the maximum time between disposable administration set changes from every 24 hours to as much as every 72 hours. Notwithstanding this change in protocol, unit sales volume of the Company's disposable administration sets has increased in every year since 1993, primarily as a result of its growing installed base of infusion pumps. The Company's profitability is also affected by the increasing use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which police compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's profitability in the future. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery would affect the Company's future results of operations. Although the final form of any such legislation is not known, it is likely that any such legislation may impose limits on the number and type of medical procedures which may be performed and may restrict a provider's ability to select specific devices or products for use in administering care which, in turn, could adversely impact demand and/or pricing for the Company's infusion systems. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales, as well as, pro forma second quarter 1996 and pro forma six months ended June 30, 1996 operating results in thousands of dollars. The pro forma data is based on the historical operating results of Advanced Medical and IVAC Holdings, Inc., adjusted to give effect to the Merger as if it occurred on January 1, 1996. The data excludes non-recurring charges related to the Merger, as well as, the operating results of River Medical, Inc., a subsidiary of IVAC which was divested prior to the consummation of the Merger.

The pro forma financial data is not necessarily indicative of the Company's results of operations that might have occurred had such transactions been completed at the beginning of the period specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.



                                                THREE MONTHS ENDED JUNE 30,
                                 ----------------------------------------------------------
                                 AS REPORTED      PRO FORMA       PRO FORMA     AS REPORTED
                                     1996           1996             1996           1997
                                 -----------   ----------------   ----------    -----------
                                 (% OF SALES)  ($ IN THOUSANDS)        (% OF SALES)

Sales . . . . . . . . . . . . .         100.0%        $ 86,803         100.0%         100.0%
Cost of sales . . . . . . . . .          55.8           47,774          55.0           53.8
                                    ---------        ---------     ---------      ---------
Gross margin. . . . . . . . . .          44.2%          39,029          45.0%          46.2%
Selling and marketing expense .          16.5           15,724          18.1           18.6
General and administrative
  expense . . . . . . . . . . .           9.1            9,948          11.5           11.0
Research and development
  expense . . . . . . . . . . .           7.0            4,645           5.4            4.7
Integration and other
  non-recurring expense . . . .             -                -             -           13.9
Lease interest income . . . . .           2.0             1,181          1.4            1.2
                                    ---------        ---------     ---------      ---------
Income (loss) from operations .          13.6             9,893         11.4            (.8)
Interest expense. . . . . . . .          (7.7)          (10,159)       (11.7)         (12.5)
Other, net. . . . . . . . . . .           2.3               522           .6            (.1)
                                    ---------        ---------     ---------      ---------
Income (loss) before income
  taxes . . . . . . . . . . . .           8.2               256           .3          (13.4)
Provision for (benefit from)
  income taxes  . . . . . . . .           4.1               675           .8           (5.4)
                                    ---------        ---------     ---------      ---------
Net income (loss) . . . . . . .           4.1%           $ (419)         (.5%)         (8.0%)
                                    ---------        ---------     ---------      ---------
                                    ---------        ---------     ---------      ---------

OTHER DATA:
  Adjusted EBITDA . . . . . . .          20.7%          $18,369         21.2%          23.3%



                                                SIX MONTHS ENDED JUNE 30,
                                 ----------------------------------------------------------
                                 AS REPORTED      PRO FORMA       PRO FORMA     AS REPORTED
                                     1996           1996             1996           1997
                                 -----------   ----------------   ----------    -----------
                                 (% OF SALES)  ($ IN THOUSANDS)        (% OF SALES)

Sales . . . . . . . . . . . .          100.0%    $   166,480           100.0%         100.0%
Cost of sales . . . . . . . .           54.8          89,096            53.5           55.5
                                    ---------        ---------     ---------      ---------
Gross margin. . . . . . . . .           45.2%         77,384            46.5%          44.5%
Selling and marketing
  expense . . . . . . . . . .           16.4          31,128            18.7           18.8
General and administrative
  expense . . . . . . . . . .           10.3          19,527            11.7           11.1
Research and development
  expense . . . . . . . . . .            7.0           8,503             5.1            4.8
Integration and other
  non-recurring expense . . .              -               -               -            9.3
Lease interest income . . . .            2.2           2,424             1.4            1.3
                                    ---------        ---------     ---------      ---------
Income from operations. . . .           13.7          20,650            12.4            1.8
Interest expense. . . . . . .           (8.1)        (20,551)          (12.3)         (12.8)
Other, net. . . . . . . . . .            1.9             633              .3              -
                                    ---------        ---------     ---------      ---------
Income (loss) before
  income taxes  . . . . . . .            7.5             732              .4           (11.0)
Provision for (benefit from)
  income taxes  . . . . . . .            3.8           1,435              .8            (4.3)
                                    ---------        ---------     ---------      ---------
Net income (loss) . . . . . .            3.7%       $   (703)            (.4%)          (6.7%)
                                    ---------        ---------     ---------      ---------
                                    ---------        ---------     ---------      ---------

OTHER DATA:
  Adjusted EBITDA . . . . . .           21.0%       $ 36,848            22.1%           22.2%



                                   THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                             ---------------------------------------    ---------------------------------------
                             AS REPORTED    PRO FORMA    AS REPORTED    AS REPORTED    PRO FORMA    AS REPORTED
                                1996          1996           1997           1996          1996          1997
                             -----------    ----------   -----------    -----------    ----------   -----------
                                          (IN THOUSANDS)                             (IN THOUSANDS)
ADJUSTED EBITDA (1)           $   5,836     $   18,369   $   20,560      $  11,357     $   36,848    $   37,822
Inventory purchase price
  allocation adjustment (2)           -              -            -              -              -        (1,607)
Integration and other non-
  recurring expense                   -              -      (12,247)             -              -       (15,899)
Depreciation and
   amortization (3)              (1,987)        (8,476)      (9,038)        (3,913)       (16,198)      (17,323)
Interest income                     357            218          227            714            327           385
Interest expense                 (2,184)       (10,159)     (11,002)        (4,399)       (20,551)      (21,695)
Other, net                          304            304         (302)           306            306          (400)
(Provision for) benefit
   from income taxes             (1,176)          (675)       4,800         (2,056)       (1,435)         7,400
                             ----------     ----------   ----------     -----------    ----------   -----------
  Net income (loss)           $   1,150       $   (419)   $  (7,002)      $  2,009       $   (703)   $  (11,317)
                             ----------     ----------   ----------     -----------    ----------   -----------
                             ----------     ----------   ----------     -----------    ----------   -----------




----------

(1) Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(2) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during 1997.

(3) Depreciation and amortization excludes amortization of debt issuance costs included in interest expense.


The following table summarizes sales to customers located in the United States and international locations:



                                   THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                             ---------------------------------------    ---------------------------------------
                             AS REPORTED    PRO FORMA    AS REPORTED    AS REPORTED    PRO FORMA    AS REPORTED
                                1996          1996           1997           1996          1996          1997
                             -----------    ----------   -----------    -----------    ----------   -----------
                                          (IN MILLIONS)                               (IN MILLIONS)

U.S. sales                    $   22.5       $   57.1      $   55.4       $   42.7      $   109.0      $   106.8
International sales                5.7           29.7          32.7           11.4           57.5           63.3
                             -----------    ----------   -----------    -----------    ----------   ------------
  Total sales                 $   28.2       $   86.8      $   88.1       $   54.1       $  166.5      $   170.1
                             -----------    ----------   -----------    -----------    ----------   ------------
                             -----------    ----------   -----------    -----------    ----------   ------------

For purposes of this discussion and analysis, the three months ended June 30, 1996 and 1997 are referred to as Second Quarter 1996 and Second Quarter 1997, respectively, and the six months ended June 30, 1996 and 1997 are referred to as 1996 and 1997, respectively.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

SALES
Sales increased $59.9 million during Second Quarter 1997 as compared to Second Quarter 1996 due to the Merger. On a pro forma basis, sales increased $1.3 million, or 1.5%, during Second Quarter 1997 as compared to Second Quarter 1996. United States sales decreased $1.6 million, or 2.9%, on a pro forma basis while international sales increased $2.9 million, or 9.8%, on a pro forma basis. The increase in international sales is partially due to the August 1996 repurchase of IMED product European distribution rights from Pharmacia & Upjohn, Inc. which has resulted in higher average selling prices for these products in 1997. The decrease in U.S. sales during Second Quarter 1997 as compared to Second Quarter 1996, on a pro forma basis, is primarily due to a decrease in the disposable administration set volume from 1996 as a result of the business interruption in Mexico during the second quarter of 1997 (see Note 4 to the Condensed Consolidated Financial Statements).

GROSS MARGIN
The gross margin percentage increased 2 percentage points, from 44.2% for Second Quarter 1996 to 46.2% for Second Quarter 1997, primarily due to favorable international margins due in part to the repurchase of European distribution rights from Pharmacia & Upjohn, Inc. This was partially offset by increased amortization expenses resulting from the IVAC purchase price allocated to certain intangible assets. Pro forma gross margin percentage for Second Quarter 1996 was 45.0% compared to 46.2% for Second Quarter 1997.

SELLING AND MARKETING EXPENSE
Selling and marketing expense increased $11.8 million during Second Quarter 1997 primarily due to the Merger. On a pro forma basis, selling and marketing expense increased approximately $0.7 million, or 4.4%, during Second Quarter 1997. As a percentage of sales, on a pro forma basis, selling and marketing expense increased from 18.1% in Second Quarter 1996 to 18.6% in Second Quarter 1997 due partly to the addition of sales and marketing management personnel. Domestic expense increased by $1.0 million, or 7.9%, from Second Quarter 1996. The increase in domestic selling and marketing expense was partially offset by decreased international expenses of $0.2 million, or 4.9%.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense increased $7.1 million during Second Quarter 1997 primarily due to the Merger. On a pro forma basis, general and administrative expense decreased by $0.3 million, or 2.7%, during Second Quarter 1997. As a percentage of sales, on a pro forma basis, general and administrative expense decreased from 11.5% for Second Quarter 1996 to 11.0% for Second Quarter 1997 due to an increase in sales as well as Merger-related synergies at ALARIS Medical Systems including lower data processing and general insurance expense.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense increased approximately $2.1 million during 1997 primarily due to the Merger. On a pro forma basis, research and development expense decreased from $4.6 million, or 5.4% of sales, during Second Quarter 1996 to $4.1 million, or 4.7% of sales, for Second Quarter 1997, primarily due to synergies realized in the Merger and realignment and prioritization of research and development projects.

INTEGRATION AND OTHER NON-RECURRING EXPENSE The Company incurred $12.2 million in integration costs and other non-recurring expense during Second Quarter 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996 and $3.7 million recorded in the first quarter of 1997. The Second Quarter 1997 expense consists primarily of the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump of $4.5 million, maquiladora settlement and related costs of $4.1 million, information systems conversion costs of $1.1 million and other integration costs of $2.5 million. The Company has reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and shareholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the write-off of the intangible asset associated with such agreement.

INCOME (LOSS) FROM OPERATIONS
Income from operations decreased $4.6 million during Second Quarter 1997 primarily due to the Merger. On a pro forma basis, operating income decreased $10.6 million, from $9.9 million in Second Quarter 1996 to a loss of $.7 million in Second Quarter 1997, due primarily to the 1997 integration and other non-recurring expense.

ADJUSTED EBITDA
Adjusted EBITDA increased $14.7 million during Second Quarter 1997 compared to Second Quarter 1996 primarily due to the Merger. On a pro forma basis, as a percentage of sales, Adjusted EBITDA increased from 21.2%, or $18.4 million, for Second Quarter 1996 to 23.3%, or $20.6 million, for Second Quarter 1997 due to the reasons discussed above. Adjusted EBITDA represents income from operations before non-recurring purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $8.8 million during Second Quarter 1997 compared to Second Quarter 1996 primarily due to the Merger. In addition to interest on approximately $404.0 million of borrowings to finance the Merger and related debt refinancings, higher interest expense was incurred in Second Quarter 1997 due to IMED's $11.0 million purchase of the European distribution rights for IMED products in August 1996. This increase in interest expense was offset by reductions in interest on $37.5 million of convertible debt which was converted to common stock in connection with the Merger as well as the redemption of $21.9 million of 15% subordinated debentures in December 1996. On a pro forma basis, interest expense increased $0.8 million due to additional borrowings under the Company's revolving credit facility (see Liquidity and Capital Resources). The additional borrowings were used to pay for restructuring and integration costs associated with the Merger.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

SALES
Sales increased $116.0 million during 1997 as compared to 1996 due to the Merger. On a pro forma basis, sales increased $3.6 million, or 2.2%, during 1997 as compared to 1996. United States sales decreased $2.2 million, or 2.0%, on a pro forma basis while international sales increased $5.8 million, or 10.1%, on a pro forma basis. The increase in international sales is partially due to the August 1996 repurchase of IMED product European distribution rights from Pharmacia & Upjohn, Inc. which has resulted in higher average selling prices for these products in 1997. The decrease in U.S. sales in the six months ended June 30, 1997 as compared to June 30, 1996, on a pro forma basis, is primarily due to a decrease in the disposable administration set volume from prior year as a result of the business interruption in Mexico during the second quarter of 1997 (see Note 4 to the Condensed Consolidated Financial Statements).

GROSS MARGIN
The gross margin percentage decreased from 45.2% for the six months ended June 30, 1996 to 44.5% for the six months ended June 30, 1997 primarily due to increased amortization expense resulting from the IVAC purchase price allocated to certain intangible assets as well as $1.6 million of non-recurring purchase accounting inventory adjustments charged to cost of sales during 1997. Also adversely impacting the gross margin percentage during 1997 was $2.5 million related to a voluntary field correction of certain Gemini PC-1 and PC-2 infusion pumps. (See Note 5 to the Condensed Consolidated Financial Statements.) These were partially offset by favorable international margins due in part to the repurchase of European distribution rights from Pharmacia & Upjohn, Inc. Pro forma gross margin percentage for the six months ended June 30, 1996 was 46.5% compared to 47.0% for the six months ended June 30, 1997, exclusive of the purchase accounting inventory adjustment and product field correction charges.

SELLING AND MARKETING EXPENSE
Selling and marketing expense increased $23.0 million during 1997 primarily due to the Merger. On a pro forma basis, selling and marketing expense increased approximately $0.8 million, or 2.5%, during 1997. As a percentage of sales, on a pro forma basis, selling and marketing expense increased from 18.7% in 1996 to 18.8% in 1997. Domestic expense decreased by $0.1 million, or 0.5%, from 1996 due to Merger-related synergies which are anticipated to be offset in future periods as further investment is made to add personnel in this area. The decrease in domestic selling and marketing expense was more than offset by increased international expenses of $0.9 million, or 8.7%, due largely to IMED's repurchase of the European distribution rights for IMED products from Pharmacia & Upjohn, Inc. in August 1996 and an associated increase in European direct operations.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense increased $13.4 million during 1997 primarily due to the Merger. On a pro forma basis, general and administrative expense decreased by $0.6 million, or 3.0%, during 1997. As a percentage of sales, on a pro forma basis, general and administrative expense decreased from 11.7% for 1996 to 11.1% for 1997 due to an increase in sales, as well as Merger-related synergies at ALARIS Medical Systems, including lower data processing and general insurance expense. International expenses increased by $0.3 million, or 8.5%, primarily as a result of IMED's repurchase of the European distribution rights for IMED products from Pharmacia & Upjohn, Inc. in August 1996 and an associated increase in European direct operations.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense increased approximately $4.4 million during 1997 primarily due to the Merger. On a pro forma basis, research and development expense decreased from $8.5 million, or 5.1% of sales, for the six months ended June 30, 1996 to $8.2 million, or 4.8% of sales, for the six months ended

June 30, 1997, primarily due to synergies realized in the Merger and realignment and prioritization of research and development projects.

INTEGRATION AND OTHER NON-RECURRING EXPENSE The Company incurred $15.9 million in integration costs and other non-recurring expense during the first six months of 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump of $4.5 million, maquiladora settlement and related costs of $4.1 million, information systems conversion costs of $1.6 million, management consulting fees of $1.4 million, severance of $1.3 million and other integration costs of $3.0 million. The Company has reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination of the aforesaid product distribution and license agreement.
The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the intangible asset associated with such agreement.

INCOME FROM OPERATIONS
Income from operations decreased $4.5 million during 1997 primarily due to the field correction on the Gemini pumps in the first quarter and the maquiladora business interruption in the second quarter. On a pro forma basis, operating income decreased $17.7 million from $20.7 million in 1996 to $3.0 million in 1997 due to the reasons discussed above.

ADJUSTED EBITDA
Adjusted EBITDA increased $26.5 million during 1997 primarily due to the Merger. On a pro forma basis, as a percentage of sales, Adjusted EBITDA increased from 22.1%, or $36.8 million, for 1996 to 22.2%, or $37.8 million, for 1997 due to the reasons discussed above. Excluding the $2.5 million charge to cost of sales during the first quarter of 1997, Adjusted EBITDA would have increased to $40.3 million, an increase of $3.5 million or approximately 9.5%, as compared to pro forma 1996. Adjusted
EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $17.3 million during 1997 primarily due to the Merger. In addition to interest on approximately $404.0 million of borrowings to finance the Merger and related debt refinancings, higher interest expense was incurred in 1997 due to IMED's $11.0 million purchase of the European distribution rights for IMED products in August 1996. This increase in interest expense was offset by reductions in interest on $37.5 million of convertible debt which was converted to common stock in connection with the Merger, as well as the redemption of $21.9 million of 15% subordinated debentures in December 1996. On a pro forma basis, interest expense increased $1.1 million due to additional borrowings under the Company's revolving credit facility (see Liquidity and Capital Resources). The additional borrowings were used to pay for restructuring and integration costs associated with the Merger.

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

The Company expects to continue to meet its liquidity needs, including, in the short-term, funding of restructuring and integration costs, as well as long-term capital expenditure requirements with cash flow from operations and borrowings under the credit facility. The Company's primary future use of funds will be to fund capital expenditures and strategic acquisitions and to pay debt service on outstanding indebtedness.

During the quarter ended June 30, 1997 the Company made cash payments of approximately $2.5 million related to merger and integration costs accrued at December 31, 1996, as well as payments of approximately $5.8 million for integration costs expensed during the second quarter of 1997.

At June 30, 1997, the Company's outstanding indebtedness was $443.9 million, which includes $199.4 million of bank term debt under the credit facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were borrowed in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the credit facility at June 30, 1997 would result in additional annual interest expense of approximately $2.0 million. During the second quarter of 1997 the Company entered into an interest rate protection agreement covering 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average fixed rate of 9.6% on the principal balance covered. Included in total consolidated debt, at June 30, 1997, ALARIS Medical had $16.2 million of outstanding Convertible Debentures.

In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the credit facility. At June 30, 1997, $22.5 million in borrowings, of which $3.0 million was borrowed during the second quarter, and $0.5 million under letters of credit were outstanding under this line of credit and $27.0 million was available.

In connection with the Merger, the Company assumed IVAC's obligations to Siemens Infusion Systems Ltd. These obligations relate to the payment of additional purchase consideration related to the acquisition of the MiniMed product line (the predecessor product line to MS III) and provide for the payment of the greater of $3.0 million per year or 8% of the prior year's MS III sales in 1997 through 1999. The Company made the minimum 1997 payment of $3.0 million during the first quarter of 1997.

As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that cash provided by operations will be sufficient to meet its interest expense obligations.

Annual amortizations of the Company's indebtedness are $4.2 million, $14.6 million and $15.6 million for 1997, 1998 and 1999, respectively.

The Convertible Debentures provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The Notes and the credit facility permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; PROVIDED THAT, with respect to the credit facility, there exists no default or event of default under the credit facility. The Notes and the credit facility, however, restrict distributions to ALARIS Medical to fund the repayment of the Convertible Debentures at maturity.

In addition to routine capital expenditures that are expected to be consistent with the combined historical capital expenditures of IMED and IVAC, the Company expects to make a total of approximately $12.3 million of capital and operating expenditures during 1997 and 1998 for the acquisition and implementation of a new enterprise-wide information system.

The Company made capital expenditures of approximately $4.8 million and $9.7 million during the three and six months ended June 30, 1997, respectively, of which approximately $1.6 million and $4.6 million, respectively, were related to the consolidation of the IMED and IVAC facilities. The Company anticipates capital spending for the second half of 1997 to be near or greater than first half spending as the Company plans to purchase hardware to support new information systems, move and consolidate its U.K. operations into a new leased facility and purchase tooling and other equipment for new products.

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

FORWARD-LOOKING STATEMENTS
Forward-Looking Statements in this report are made pursuant to the Safe
Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, the effect of legislative and regulatory changes effecting the health care industry; the potential of increased levels of competition; technological changes; the dependence of the Company upon the success of new products and ongoing research and development efforts; restrictions contained in the instruments governing the Company's indebtedness; the significant leverage to which the Company is subject; and other matters referred to in this report and ALARIS Medical's Report on Form 10-K for the year ended December 31, 1996.

BACKLOG
The backlog of orders, believed to be firm, at June 30, 1997 was $7.8 million.

                                   PART II
                              OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Item 3. of the Company's December 31, 1996 Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.1 -- Computation of Net Income per share for the three and six months ended June 30, 1996 and 1997.

                    ______________________________________


(b)  Reports on Form 8-K

     None.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ALARIS MEDICAL, INC.
                                       ----------------------------------------
                                                                   (REGISTRANT)



Date:   August 13, 1997               By: /s/ WILLIAM J. MERCER
                                       ----------------------------------------
                                                              William J. Mercer
                                             President, Chief Executive Officer
                                                    and Chief Financial Officer

                                 EXHIBIT INDEX
-------------------------------------------------------------------------------


Exhibit                                                                    Page
  No.                                                                       No.
-------                                                                    ----
11.1      Computation of Net Income per share for the three and six
          months ended June 30, 1996 and 1997 ..........................    20