Form 10-Q
period 1997-09-30
ALARIS MEDICAL INC
filed 1997-11-13
CIK 817161

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                      FORM 10-Q


         (MARK ONE)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended SEPTEMBER 30, 1997 or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ___________


Commission File Number:             33-26398
                       --------------------------------


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X     No
                                                      ------     ------

On November 4, 1997, 59,063,034 shares of Registrant's Common Stock were outstanding.

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                                       INDEX


PART I.  FINANCIAL INFORMATION

    Item 1 - Financial Statements:
                                                                      PAGE
         Condensed consolidated balance sheet at
         December 31, 1996 and September 30, 1997....................   3

         Condensed consolidated statement of operations for the
         three and nine months ended September 30, 1996 and 1997.....   4

         Condensed consolidated statement of cash flows for the
         nine months ended September 30, 1996 and 1997...............   5

         Condensed consolidated statement of changes in
         stockholders' equity for the period from
         December 31, 1996 to September 30, 1997.....................   6

         Notes to the condensed consolidated financial statements....   7

    Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................  12

PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings.......................................  21

    Item 6 - Exhibits and Reports on Form 8-K........................  22

                                  FORM 10 - Q
                                PART 1 - ITEM 1
                             FINANCIAL INFORMATION

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
        (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------

                                    ASSETS
                                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                                    1996          1997
                                                                               ------------   ------------
                                                                                               (Unaudited)
Current assets:
    Cash....................................................................     $ 12,084      $  5,028
    Restricted cash and investment securities...............................        2,332            --
    Receivables, net........................................................       87,880        79,312
    Inventories.............................................................       58,976        73,201
    Prepaid expenses and other current assets...............................       21,582        20,617
                                                                                 --------      --------
       Total current assets.................................................      182,854       178,158

Net investment in sales-type leases, less current portion...................       27,276        28,970
Property, plant and equipment, net..........................................       56,628        55,879
Other non-current assets....................................................       18,107        17,256
Intangible assets, net......................................................      308,517       292,108
                                                                                 --------      --------

                                                                                 $593,382      $572,371
                                                                                 --------      --------
                                                                                 --------      --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.......................................     $  3,963      $ 11,912
    Accounts payable........................................................       25,812        24,743
    Accrued expenses and other current liabilities..........................       50,196        56,825
    Accrued restructuring...................................................       15,098         5,938
                                                                                 --------      --------
       Total current liabilities............................................       95,069        99,418
                                                                                 --------      --------
Long-term debt..............................................................      436,130       435,733
Other non-current liabilities...............................................       16,130         5,648
                                                                                 --------      --------
       Total non-current liabilities........................................      452,260       441,381
                                                                                 --------      --------

Contingent liabilities and commitments (Notes 4 and 5)

Common stock and other stockholders' equity:
    Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding  - 58,977 shares and 59,065 shares at December 31, 1996
       and September 30, 1997, respectively................................           589           592
    Capital in excess of par value.........................................       147,840       148,005
    Accumulated deficit....................................................      (101,704)     (111,927)
    Treasury stock.........................................................          (734)       (2,027)
    Other equity...........................................................            62        (3,071)
                                                                                 --------      --------
       Total common stock and other stockholders' equity...................        46,053        31,572
                                                                                 --------      --------

                                                                                 $593,382      $572,371
                                                                                 --------      --------
                                                                                 --------      --------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------

                                                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                               ------------------    -----------------
                                                                                1996       1997       1996      1997
                                                                               -------    -------    -------   -------
Sales........................................................................  $27,679    $ 86,830   $81,770   $256,897
Cost of sales................................................................   15,080      42,400    44,731    136,731
                                                                               -------    --------   --------  --------

    Gross margin.............................................................   12,599      44,430    37,039    120,166
                                                                               -------    --------   --------  --------

Selling and marketing expense................................................    4,305      15,896    13,167     47,805
General and administrative expense...........................................    2,908       9,273     8,453     28,208
Research and development expense.............................................    1,984       4,534     5,773     12,725
Integration and other non-recurring expense..................................       --       1,693        --     17,592
                                                                               -------    --------   --------  --------

    Total operating expense..................................................    9,197      31,396    27,393    106,330
                                                                               -------    --------   --------  --------

Lease interest income........................................................      600       1,226     1,800      3,417
                                                                               -------    --------   --------  --------

    Income from operations...................................................    4,002      14,260    11,446     17,253
                                                                               -------    --------   --------  --------

Other income (expense):
    Interest income..........................................................      298          57     1,012        442
    Interest expense.........................................................   (2,308)    (11,277)   (6,707)   (32,972)
    Other, net...............................................................      (51)        (46)      255       (446)
                                                                               -------    --------   --------  --------

    Total other expense......................................................   (2,061)    (11,266)   (5,440)   (32,976)
                                                                               -------    --------   --------  --------

Income (loss) before income taxes............................................    1,941       2,994     6,006    (15,723)
Provision for (benefit from) income taxes....................................    1,162       1,900     3,218     (5,500)
                                                                               -------    --------   --------  --------

Net income (loss)............................................................      779       1,094     2,788    (10,223)
Dividends on mandatorily redeemable preferred stock..........................      162          --       487         --
                                                                               -------    --------   --------  --------

    Net income (loss) attributable to common stock...........................  $   617    $  1,094   $ 2,301   $(10,223)
                                                                               -------    --------   --------  --------
                                                                               -------    --------   --------  --------

    Net income (loss) per common share assuming no dilution..................  $   .04    $    .02   $   .14   $   (.17)
                                                                               -------    --------   --------  --------
                                                                               -------    --------   --------  --------

    Net income (loss) per common share assuming full dilution................  $   .02    $    .02   $   .08   $   (.17)
                                                                               -------    --------   --------  --------
                                                                               -------    --------   --------  --------

Weighted average common shares outstanding assuming no dilution..............   16,494      59,246    16,453     58,645
                                                                               -------    --------   --------  --------
                                                                               -------    --------   --------  --------

Weighted average common shares outstanding assuming full dilution............   42,602      59,760    42,600     58,645
                                                                               -------    --------   --------  --------
                                                                               -------    --------   --------  --------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  ALARIS MEDICAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                --------------------
                                                                   1996       1997
                                                                ---------  ---------
Net cash provided by operating activities....................    $  7,979   $    776
                                                                ---------  ---------

Cash flows from investing activities:
    Net decrease in restricted cash and investments..........      12,429      2,332
    Net capital expenditures.................................      (3,912)   (15,107)
    Payments for product distribution rights.................      (1,503)        --
    Proceeds from sale of investments........................       1,145         --
    Purchase of European distribution rights.................     (11,053)        --
    Return of capital by investee............................          --        148
                                                                ---------  ---------

Net cash used in investing activities........................      (2,894)   (12,627)
                                                                ---------  ---------

Cash flows from financing activities:
    Net borrowings under former credit facilities  ..........       8,801         --
    Principal payments on long-term debt.....................        (322)    (3,935)
    Purchase of IMED common stock warrants...................     (12,500)        --
    Purchase of treasury stock...............................          --     (1,293)
    Proceeds under revolving credit facility.................          --     18,800
    Repayments under revolving credit facility...............          --     (7,500)
    Debt issue costs.........................................          --       (662)
    Proceeds from exercise of stock options..................          17        168
                                                                ---------  ---------

Net cash (used in) provided by financing activities..........      (4,004)     5,578
                                                                ---------  ---------

Effect of exchange rate changes on cash......................          28       (783)
                                                                ---------  ---------

Net increase (decrease) in cash..............................       1,109     (7,056)
Cash at beginning of period..................................       1,862     12,084
                                                                ---------  ---------

Cash at end of period........................................    $  2,971   $  5,028
                                                                ---------  ---------
                                                                ---------  ---------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    ALARIS MEDICAL, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                       STOCKHOLDERS' EQUITY (UNAUDITED)
                   (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)


                                    COMMON STOCK      CAPITAL IN                 TREASURY   STOCK
                                  -----------------    EXCESS OF   ACCUMULATED   ------------------   OTHER
                                  SHARES     AMOUNT    PAR VALUE     DEFICIT      SHARES    AMOUNT    EQUITY    TOTAL
                                  ------    -------    ---------   -----------   --------- --------   -------   --------
Balance at December 31, 1996      58,977    $    589    $147,840   $(101,704)        83    $  (734)  $     62   $ 46,053
Exercise of stock options             88           3         165                                                     168
Purchase of treasury stock                                                          370     (1,293)               (1,293)
Translation adjustment                                                                                 (3,133)    (3,133)
Net loss for the period                                              (10,223)                                    (10,223)
                                  ------    -------     --------   ---------       ----    --------   -------   --------
Balance at September 30, 1997     59,065    $    592    $148,005   $(111,927)       453    $(2,027)  $ (3,071)  $ 31,572
                                  ------    -------     --------   ---------       ----    --------   -------   --------
                                  ------    -------     --------   ---------       ----    --------   -------   --------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    ALARIS MEDICAL, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------


NOTE 1 - BUSINESS AND STATEMENT OF ACCOUNTING POLICY

THE COMPANY:

ALARIS Medical, Inc., formerly Advanced Medical, Inc. ("ALARIS Medical"), operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and vital signs measurement instruments and related disposables and accessories. On November 26, 1996, IMED Corporation ("IMED"), then a wholly-owned subsidiary of Advanced Medical, Inc. ("Advanced Medical") acquired all of the outstanding stock of IVAC Holdings, Inc. ("IVAC Holdings") and its subsidiaries including IVAC Medical Systems, Inc. (Note 2). In connection with the acquisition, IMED and IVAC Medical Systems, Inc. were merged into IVAC Holdings (the "Merger"), which then changed its name to ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"). ALARIS Medical and its subsidiaries are collectively referred to as the "Company." The acquisition was accounted for as a purchase. Accordingly, the interim 1996 operating results and cash flows exclude those of the acquired company and are not comparable to the interim 1997 operating results and cash flows.

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 1997, and the results of its operations and its cash flows for the nine months ended September 30, 1996 and 1997.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE:

The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents using the treasury stock method. The Company's net income (loss) per common share assuming full dilution is computed using the weighted average number of common shares outstanding plus dilutive common stock equivalents using the treasury stock method at the higher of the average or ending market price during the reporting period and non-common stock equivalents. The Company's non-common stock equivalents for the three months ended September 30, 1996 consisted of convertible promissory notes issued to Decisions Incorporated ("Decisions"), a corporation wholly owned by the Company's principal stockholder. Since conversion was assumed from the beginning of the period or date of issuance, if later, net income attributable to common stock for the three months and nine months ended September 30, 1996 has been increased by $417 and $1,241, respectively, for the interest expense (net of tax) on the convertible promissory notes. The convertible promissory notes issued to Decisions were all converted to common stock in connection with the Merger (Note 2). Net loss per common share assuming no dilution and full dilution is the same for the nine months ended September 30, 1997, as the Company experienced a net loss during this period.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 will be adopted by the Company as required in the fourth quarter of fiscal 1997. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of all dilutive potential common shares, computed using the treasury stock method, that were outstanding during the period. Using this standard, basic and diluted earnings per share would be the same as primary and fully diluted earnings per share for the three months and nine months ended September 30, 1996 and 1997.

NOTE 2 - THE MERGER

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

NOTE 3 - INVENTORIES

Inventories comprise the following:

                                        DECEMBER 31,    SEPTEMBER 30,
                                            1996            1997
                                        ------------    -------------

     Raw materials......................  $24,711         $35,068
     Work-in-process....................    9,622          12,477
     Finished goods.....................   24,643          25,656
                                          -------         -------
                                          $58,976         $73,201
                                          -------         -------
                                          -------         -------

NOTE 4 - CONTRACT SETTLEMENT

MAQUILADORA CONTRACT DISPUTE. On June 26, 1997, the Company entered into a settlement agreement which resolved its contract dispute with Cal Pacifico of California and affiliated entities (collectively, "Cal Pacifico"), the operator of the Company's two maquiladora assembly plants in Tijuana, Mexico.
 For over eight years, the Company has assembled disposable administration sets at these two plants, which utilized more than 1,200 workers employed by Cal Pacifico, under a contract with Cal Pacifico. The dispute originated in April 1997 when the Company, in accordance with the terms of such contract, informed Cal Pacifico that it would be terminating its contractual arrangements effective August 1, 1997. Cal Pacifico objected to such notification and proposed the systematic termination of the work force. In response to such objection, the Company on June 6, 1997 hired substantially all of the workers at the plants directly. On June 11, 1997, Cal Pacifico locked the Company's administrative personnel and production employees out of the plants and would not allow the Company access to its production equipment or inventory. As a result of the settlement agreement, the assembly plants resumed full operations on June 27, 1997 and Cal Pacifico provided the Company with assistance as it transitioned into the direct operation of such plants. The Company began operating these plants directly during the third quarter of 1997.

The Company recorded a non-recurring charge of $4.1 million during the quarter ended June 30, 1997 relating to this settlement and the legal fees and other costs associated therewith. The individual costs included within such non-recurring charge consist of approximately $2.7 million of settlement and legal fees and approximately $1.4 million of idle labor costs and start-up costs incurred in connection with the implementation of the interim assembly plans discussed below.

As a result of the manufacturing shutdown, sales of the Company's disposable administration sets during June 1997 were approximately $1.5 million below that of previous months and new orders for infusion pumps were not filled, resulting in a North American infusion pump sales backlog of approximately $5.5 million at June 30, 1997. During the contract dispute, the Company implemented interim assembly plans for disposable administration sets at its facilities in Creedmoor, North Carolina and San Diego, California. The Company utilized these facilities through the third quarter of 1997 in order to replenish its inventory. While production costs of disposable administration sets at these facilities were greater than in Mexico, the incremental volume of disposable administration sets produced outside of Mexico has not had a significant impact on the Company's gross margins.

UNITED STATES CUSTOMS SERVICE LIABILITY. During the years 1988 through 1995, Cal Pacifico acted as the Company's United States customs broker and importer of record with respect to the importation into the United States of finished products ("Finished Products") assembled at the Company's two maquiladora assembly plants in Tijuana, Mexico. In May 1995, Cal Pacifico received a pre-penalty notice from the United States Customs Service ("Customs") to the effect that Customs intended to assess additional duties and substantial penalties against Cal Pacifico for its alleged failure, during the years 1988 through 1992, to comply with certain documentary requirements regarding the importation of goods on behalf of its clients, including the Company.
Customs recently assessed additional duties with respect to Cal Pacifico's importation of goods on behalf of its clients, including the importation of the Company's Finished Products, for the years 1993 and 1994, and it is anticipated that Customs will issue a pre-penalty notice to Cal Pacifico in respect of these years as well (collectively with the amounts referred to in the immediately preceding sentence, the "Disputed Amounts"). The Company has been advised by its special Customs counsel that, under applicable law, no person, by fraud, gross negligence or negligence, may (i) import merchandise into the commerce of the United States by means of any material and false document, statement or act, or any material omission, or (ii) aid or abet any other person to import merchandise in such manner. No proceeding has been initiated by Customs against the Company in respect of the matters which are the subject of the proceeding against Cal Pacifico. Since Cal Pacifico was the Company's United States customs broker and importer of record during each of the foregoing years, the Company believes that it is unlikely that Customs will assess against the Company any portion of the Disputed Amounts.

Cal Pacifico is contesting Customs' assessment of the Disputed Amounts. Cal Pacifico's challenge to the assessment of the Disputed Amounts is in its preliminary stages. Given the present posture of Cal Pacifico's challenge, and the inherent uncertainty of contested matters such as this, it is not possible for the Company to express an opinion as to the likelihood that Cal Pacifico will prevail on its challenge. The Company has not been informed by Cal Pacifico or Customs as to the specific amount of the Disputed Amounts.

Cal Pacifico has advised the Company that, should Cal Pacifico's challenge to the assessment of the Disputed Amounts prove to be unsuccessful, it will seek recovery from the Company, through arbitration, for any portion of the Disputed Amounts which it is required to pay to Customs. As part of the settlement agreement which resolved the Company's contract dispute with Cal Pacifico, the Company paid Cal Pacifico $550, which is to be applied toward Cal Pacifico's payment of Disputed Amounts. The $550 payment by the Company is to be credited toward any portion of the Disputed Amounts which the arbitrator determines the Company owes to Cal Pacifico. The actual amount so determined by the arbitrator may be less or greater than $550. Although the ultimate outcome of such an arbitration proceeding cannot be guaranteed, the Company believes that it has meritorious defenses to claims with respect to Disputed Amounts which Cal Pacifico might raise against the Company. These defenses would be based, among other factors, on the contractual relationship between the Company and Cal Pacifico (including a defense with respect to the availability of indemnification under the agreements between Cal Pacifico and the Company), the conduct of Cal Pacifico with respect to both the Company and Customs, and the compliance obligations of Cal Pacifico under applicable customs laws. Inasmuch as Cal Pacifico's challenge before Customs is still pending and any claim against the Company for indemnification would be based on Cal Pacifico's ultimate lack of success in that challenge, and inasmuch as any arbitration proceeding by which Cal Pacifico might seek indemnification has not been filed nor has Cal Pacifico committed itself to the theories under which it might seek indemnification or the recovery of damages from the Company, it is not possible for the Company to express an opinion at this time as to the likelihood of an unfavorable outcome in such a proceeding.

NOTE 5 - CONTINGENCIES AND LITIGATION

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

As a result of the Merger on November 26, 1996, the operating results reported for the three and nine months ended September 30, 1997 are not comparable to 1996. The 1996 operating results and cash flows represent those of Advanced Medical and IMED.

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

In recent years, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. In particular, in order to reduce costs, certain hospitals have adopted a protocol increasing the maximum time between disposable administration set changes from every 24 hours to as much as every 72 hours. Notwithstanding this change in protocol, unit sales volume of the Company's disposable administration sets increased in every year since 1993, primarily as a result of the growth in its installed base of infusion pumps. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the increasing use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which police compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's future profitability. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery would affect the Company's future results of operations. Although the final form of any such legislation is not known, it is likely that any such legislation may impose limits on the number and type of medical procedures which may be performed and may restrict a provider's ability to select specific devices or products for use in administering care which, in turn, could adversely impact demand and/or pricing for the Company's infusion systems. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales, as well as pro forma third quarter 1996 and pro forma nine months ended September 30, 1996 operating results in thousands of dollars. The pro forma data is based on the historical operating results of Advanced Medical and IVAC Holdings, Inc., adjusted to give effect to the Merger as if it occurred on January 1, 1996. The data excludes non-recurring charges related to the Merger, as well as the operating results of River Medical, Inc., a subsidiary of IVAC which was divested prior to the consummation of the Merger.

The pro forma financial data is not necessarily indicative of the Company's results of operations that might have occurred had such transactions been completed at the beginning of the period specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------------------------------
                                                  AS REPORTED     PRO FORMA      PRO FORMA   AS REPORTED
                                                     1996           1996             1996        1997
                                                 -------------  -------------     ----------  ---------
                                                 (% OF SALES)  ($ IN THOUSANDS)        (% OF SALES)
Sales........................................     100.0%          $ 85,072           100.0%    100.0%
Cost of sales................................      54.5             45,446            53.4      48.8
                                                -------          ---------          ------    ------
Gross margin.................................      45.5%            39,626            46.6%     51.2%
Selling and marketing expense................      15.6             16,354            19.2      18.3
General and administrative expense...........      10.5              9,473            11.1      10.7
Research and development expense.............       7.2              4,734             5.6       5.2
Integration and other non-recurring expense..        --                 --              --       1.9
Lease interest income........................       2.2              1,188             1.4       1.3
                                                -------          ---------          ------    ------
Income from operations.......................      14.4             10,253            12.1      16.4
Interest expense.............................      (8.3)           (10,341)          (12.2)    (13.0)
Other, net...................................        .9                171              .2        --
                                                -------          ---------          ------    ------
Income before income taxes...................       7.0                 83              .1       3.4
Provision for income taxes...................       4.2                600              .7       2.2
                                                -------          ---------          ------    ------
Net income (loss)............................       2.8%          $   (517)            (.6%)     1.2%
                                                -------          ---------          ------    ------
                                                -------          ---------          ------    ------
OTHER DATA:
   Adjusted EBITDA...........................      22.1%          $ 18,942           22.3%      28.3%

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------
                                                 AS REPORTED     PRO FORMA        PRO FORMA   AS REPORTED
                                                    1996           1996              1996        1997
                                                 -------------  -------------     ----------  ---------
                                                (% OF SALES)  ($ IN THOUSANDS)        (% OF SALES)

Sales........................................    100.0%          $251,552           100.0%    100.0%
Cost of sales................................     54.7            134,542            53.5      53.2
                                               -------          ---------          ------    ------
Gross margin.................................     45.3%           117,010            46.5%     46.8%
Selling and marketing expense................     16.1             47,482            18.9      18.6
General and administrative expense...........     10.3             29,000            11.5      11.0
Research and development expense.............      7.1             13,237             5.3       5.0
Integration and other non-recurring expense..       --                 --              --       6.8
Lease interest income........................      2.2              3,612             1.5       1.3
                                               -------          ---------          ------    ------
Income from operations.......................     14.0             30,903            12.3       6.7
Interest expense.............................     (8.2)           (30,892)          (12.3)    (12.8)
Other, net...................................      1.5                804              .3        --
                                               -------          ---------          ------    ------
Income (loss) before income taxes............      7.3                815              .3      (6.1)
Provision for (benefit from) income taxes....      3.9              2,035              .8      (2.1)
                                               -------          ---------          ------    ------
Net income (loss)............................      3.4%          $ (1,220)            (.5%)    (4.0%)
                                               -------          ---------          ------    ------
                                               -------          ---------          ------    ------
OTHER DATA:
   Adjusted EBITDA...........................   21.4%          $ 55,790            22.2%      24.3%

                                            THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------    ---------------------------------------
                                       AS REPORTED    PRO FORMA   AS REPORTED     AS REPORTED   PRO FORMA    AS REPORTED
                                           1996          1996        1997            1996          1996          1997
                                       -----------   -----------  -----------    -----------    -----------  -----------
                                                    (IN THOUSANDS)                           (IN THOUSANDS)

ADJUSTED EBITDA (1)                    $ 6,104       $ 18,942      $ 24,580      $ 17,461       $ 55,790      $ 62,402
Inventory purchase price
   allocation adjustment (2)                --             --            --            --             --        (1,607)
Integration and other non-
   recurring expense                        --             --        (1,693)           --             --       (17,592)
Depreciation and
   amortization (3)                     (2,102)        (8,689)       (8,627)       (6,015)       (24,887)      (25,950)
Interest income                            298            222            57         1,012            549           442
Interest expense                        (2,308)       (10,341)      (11,277)       (6,707)       (30,892)      (32,972)
Other, net                                 (51)           (51)          (46)          255            255          (446)
(Provision for) benefit
   from income taxes                    (1,162)          (600)       (1,900)       (3,218)        (2,035)        5,500
                                       --------      --------      --------      --------       --------      --------
   Net income (loss)                   $   779       $   (517)     $  1,094      $  2,788       $ (1,220)     $(10,223)
                                       --------      --------      --------      --------       --------      --------
                                       --------      --------      --------      --------       --------      --------


----------------

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

(3) Depreciation and amortization excludes amortization of debt issuance costs included in interest expense.

The following table summarizes sales to customers located in the United States and international locations:

                            THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                       --------------------------------------    ---------------------------------------
                       AS REPORTED    PRO FORMA   AS REPORTED     AS REPORTED   PRO FORMA    AS REPORTED
                           1996          1996        1997            1996          1996          1997
                       -----------   -----------  -----------    -----------    -----------  -----------
                                    (IN MILLIONS)                              (IN MILLIONS)
U.S. sales               $21.9         $55.8        $55.9            $64.6       $164.8         $162.6
International sales        5.8          29.3         31.0             17.2         86.8           94.3
                         -----         -----        -----            -----       ------         ------
  Total sales            $27.7         $85.1        $86.9            $81.8       $251.6         $256.9
                         -----         -----        -----            -----       ------         ------
                         -----         -----        -----            -----       ------         ------


For purposes of this discussion and analysis, the three months ended September 30, 1996 and 1997 are referred to as Third Quarter 1996 and Third Quarter 1997, respectively, and the nine months ended September 30, 1996 and 1997 are referred to as 1996 and 1997, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

SALES

Sales increased $59.2 million during Third Quarter 1997 as compared to Third Quarter 1996 due to the Merger. On a pro forma basis, sales increased $1.8 million, or 2.1%, during Third Quarter 1997 as compared to Third Quarter 1996. United States sales increased $0.1 million, or 0.2%, on a pro forma basis while international sales increased $1.7 million, or 5.8%, on a pro forma basis. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar as compared to the actual foreign currency exchange rates in effect during Third Quarter 1996, translation of Third Quarter 1997 international sales were adversely impacted by approximately $2.3 million. The increase in international sales is primarily due to an increase in volume of drug infusion disposable administration sets as well as the August 1996 repurchase of IMED product European distribution rights from Pharmacia & Upjohn, Inc. which has resulted in higher average selling prices for these products in 1997.

GROSS MARGIN

The gross margin percentage increased 5.7 percentage points, from 45.5% for Third Quarter 1996 to 51.2% for Third Quarter 1997, primarily due to vendor price concessions resulting from the Merger and favorable international margins due in part to the repurchase of European distribution rights from Pharmacia & Upjohn, Inc. This was partially offset by increased amortization expenses resulting from the IVAC purchase price allocated to certain intangible assets. Pro forma gross margin percentage for Third Quarter 1996 was 46.6% compared to 51.2% for Third Quarter 1997.

SELLING AND MARKETING EXPENSE

Selling and marketing expense increased $11.6 million during Third Quarter 1997 primarily due to the Merger. On a pro forma basis, selling and marketing expense decreased approximately $0.5 million, or 2.8%, during Third Quarter 1997. As a percentage of sales, on a pro forma basis, selling and marketing expense decreased from 19.2% in Third Quarter 1996 to 18.3% in Third Quarter 1997 primarily due to Merger-related synergies resulting in a decrease in domestic labor and advertising costs offset by increased international expenses of $.5 million, or 2.8%.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased $6.4 million during Third Quarter 1997 primarily due to the Merger. On a pro forma basis, general and administrative expense decreased by $0.2 million, or 2.1%, during Third Quarter 1997. As a percentage of sales, on a pro forma basis, general and administrative expense decreased from 11.1% for Third Quarter 1996 to 10.7% for Third Quarter 1997 due to an increase in sales, as well as Merger-related synergies at ALARIS Medical Systems including lower data processing and general insurance expense. International expenses increased by $0.4 million, or 28%, primarily as a result of IMED's repurchase of the European distribution rights for IMED products from Pharmacia & Upjohn, Inc. in August 1996 and an associated increase in European direct operations.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense increased approximately $2.6 million during Third Quarter 1997 due to the Merger. On a pro forma basis, research and development expense decreased from $4.7 million, or 5.6% of sales, during Third Quarter 1996 to $4.5 million, or 5.2% of sales, for Third Quarter 1997, primarily due to synergies realized in the Merger and realignment and prioritization of research and development projects.

INTEGRATION AND OTHER NON-RECURRING EXPENSE

The Company incurred $1.7 million in integration costs during Third Quarter 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996, $3.7 million and $12.2 million recorded in the first and second quarters of 1997,
respectively.   The Third Quarter 1997 expense consists primarily of
information systems conversion costs of $1.4 million and other integration costs of $0.3 million.

INCOME FROM OPERATIONS

Income from operations increased $10.3 million during Third Quarter 1997 primarily due to the Merger. On a pro forma basis, operating income increased $4.0 million, from $10.3 million in Third Quarter 1996 to $14.3 million in Third Quarter 1997, due primarily to improved gross margin of $4.8 million and reduced selling and marketing, general and administrative and research and development expenses. This increase was partially offset by integration expenses incurred in Third Quarter 1997.

ADJUSTED EBITDA

Adjusted EBITDA increased $18.5 million during Third Quarter 1997 compared to Third Quarter 1996 primarily due to the Merger. On a pro forma basis, as a percentage of sales, Adjusted EBITDA increased from 22.3%, or $18.9 million, for Third Quarter 1996 to 28.3%, or $24.6 million, for Third Quarter 1997 due to the reasons discussed above. Adjusted EBITDA represents income from operations before non-recurring purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $9.0 million during Third Quarter 1997 compared to Third Quarter 1996 primarily due to the Merger. In addition to interest on approximately $404.0 million of borrowings to finance the Merger and related debt refinancings, higher interest expense was incurred in Third Quarter 1997 due to IMED's $11.0 million purchase of the European distribution rights for IMED products in August 1996. This increase in interest expense was offset by reductions in interest on $37.5 million of convertible debt which was converted to common stock in connection with the Merger, as well as the redemption of $21.9 million of 15% subordinated debentures in December 1996. On a pro forma basis, interest expense increased $0.9 million due to additional borrowings under the Company's revolving credit facility (see Liquidity and Capital Resources). The additional borrowings were used to pay for restructuring and integration costs associated with the Merger and to ramp up inventory for fourth quarter sales.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

SALES

Sales increased $175.1 million during 1997 as compared to 1996 due to the Merger. On a pro forma basis, sales increased $5.3 million, or 2.1%, during 1997 as compared to 1996. United States sales decreased $2.2 million, or 1.3%, on a pro forma basis while international sales increased $7.5 million, or 8.6%, on a pro forma basis. The increase in international sales is primarily due to an increase in volume of drug infusion instruments and disposable administration sets as well as the August 1996 repurchase of IMED product European distribution rights from Pharmacia & Upjohn, Inc. which has resulted in higher average selling prices for these products in 1997. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1997 as compared to the actual foreign currency exchange rates in effect during 1996, translation of 1997 international sales were adversely impacted by $4.2 million. The decrease in U.S. sales in the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, on a pro forma basis, is primarily due to a decrease in the drug infusion instrument and disposable administration set volume from the prior year as a result of the business interruption in Mexico during the second quarter of 1997 (see Note 4 to the Condensed Consolidated Financial Statements).

GROSS MARGIN

The gross margin percentage increased from 45.3% for the nine months ended September 30, 1996 to 46.8% for the nine months ended September 30, 1997 primarily due to vendor price concessions resulting from the Merger and favorable international margins due in part to the repurchase of European distribution rights from Pharmacia & Upjohn, Inc. These were partially offset by increased amortization expense resulting from the IVAC purchase price allocated to certain intangible assets, $1.6 million of non-recurring purchase accounting inventory adjustments, as well as $2.5 million related to a voluntary field correction of certain Gemini PC-1 and PC-2 infusion pumps (see Note 5 to the Condensed Consolidated Financial Statements) charged to cost of sales during 1997. Pro forma gross margin percentage for 1996 was 46.5% compared to 48.4% for 1997, exclusive of the purchase accounting inventory adjustment and product field correction charges.

SELLING AND MARKETING EXPENSE

Selling and marketing expense increased $34.6 million during 1997 primarily due to the Merger. On a pro forma basis, selling and marketing expense increased approximately $0.3 million, or 0.7%, during 1997. As a percentage of sales, on a pro forma basis, selling and marketing expense decreased from 18.9% in 1996 to 18.6% in 1997. Domestic expense decreased by $2.4 million, or 7.9%, from 1996 due to Merger-related synergies. The decrease in domestic selling and marketing expense was more than offset by increased international expenses of $2.7 million, or 16.2%, due largely to increased distribution costs and IMED's repurchase of the European distribution rights for IMED products from Pharmacia & Upjohn, Inc. in August 1996 and an associated increase in European direct operations.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased $19.8 million during 1997 primarily due to the Merger. On a pro forma basis, general and administrative expense decreased by $0.8 million, or 2.7%, during 1997. As a percentage of sales, on a pro forma basis, general and administrative expense decreased from 11.5% for 1996 to 11.0% for 1997 due to an increase in sales, as well as Merger-related synergies at ALARIS Medical Systems, including lower data processing and general insurance expense. International expenses increased by $0.2 million, or 4.8%, primarily as a result of IMED's repurchase of the European distribution rights for IMED products from Pharmacia & Upjohn, Inc. in August 1996 and an associated increase in European direct operations.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense increased approximately $7.0 million during 1997 primarily due to the Merger. On a pro forma basis, research and development expense decreased from $13.2 million, or 5.3% of sales, for the nine months ended September 30, 1996 to $12.7 million, or 5.0% of sales, for the nine months ended September 30, 1997, primarily due to synergies realized in the Merger and realignment and prioritization of research and development projects.

INTEGRATION AND OTHER NON-RECURRING EXPENSE

The Company incurred $17.6 million in integration costs and other non-recurring expense during the first nine months of 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump of $4.5 million, maquiladora settlement and related costs of $4.1 million, information systems conversion costs of $3.1 million, management consulting fees of $1.4 million, severance of $1.3 million and other integration costs of $3.2 million. The Company has reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the intangible asset associated with such agreement.

INCOME FROM OPERATIONS

Income from operations increased $5.8 million during 1997 primarily due to the Merger. This increase was partially offset by expenses related to the field correction on the Gemini pumps in the first quarter and the maquiladora business interruption in the second quarter. On a pro forma basis, operating income decreased $13.6 million from $30.9 million in 1996 to $17.3 million in 1997 due to the reasons discussed above.

ADJUSTED EBITDA

Adjusted EBITDA increased $44.9 million during 1997 primarily due to the Merger. On a pro forma basis, as a percentage of sales, Adjusted EBITDA increased from 22.2%, or $55.8 million, for 1996 to 24.3%, or $62.4 million, for 1997 due to the reasons discussed above. Excluding the $2.5 million charge to cost of sales during the first quarter of 1997, Adjusted EBITDA would have increased to $64.9 million, an increase of $9.1 million or approximately 16.3%, as compared to pro forma 1996. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $26.3 million during 1997 primarily due to the Merger. In addition to interest on approximately $404.0 million of borrowings to finance the Merger and related debt refinancings, higher interest expense was incurred in 1997 due to IMED's $11.0 million purchase of the European distribution rights for IMED products in August 1996. This increase in interest expense was offset by reductions in interest on $37.5 million of convertible debt which was converted to common stock in connection with the Merger, as well as the redemption of $21.9 million of 15% subordinated debentures in December 1996. On a pro forma basis, interest expense increased $2.1 million due to additional borrowings under the Company's revolving credit facility (see Liquidity and Capital Resources). The additional borrowings were used to pay for restructuring and integration costs associated with the Merger.

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

During the quarter ended September 30, 1997 the Company made cash payments of approximately $1.5 million related to merger and integration costs accrued at December 31, 1996, as well as payments of approximately $1.7 million for integration costs expensed during the third quarter of 1997.

At September 30, 1997, the Company's outstanding indebtedness was $447.6 million, which includes $199.1 million of bank term debt under the credit facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were borrowed in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the credit facility at September 30, 1997 would result in additional annual interest expense of approximately $1.0 million. During the second quarter of 1997 the Company entered into an interest rate protection agreement covering 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average fixed rate of 9.6% on the principal balance covered. Included in total consolidated debt, at September 30, 1997, ALARIS Medical had $16.2 million of outstanding Convertible Debentures.

In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the credit facility. At September 30, 1997, $26.5 million in borrowings and $0.5 million under letters of credit were outstanding under this line of credit and $23.0 million was available. A net $4.0 million was borrowed during the quarter.

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

Annual amortization of the Company's indebtedness are $.3 million for the fourth quarter of 1997 and $14.6 million and $15.6 million for 1998 and 1999, respectively.

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

In addition to routine capital expenditures that are expected to be consistent with the combined historical capital expenditures of IMED and IVAC, the Company expects to make a total of approximately $12.4 million of capital and operating expenditures during 1997 and 1998 for the acquisition and implementation of a new enterprise-wide information system.

The Company made capital expenditures of approximately $5.4 million and $15.1 million during the three and nine months ended September 30, 1997, respectively, of which approximately $0.7 million and $5.3 million, respectively, were related to the consolidation of the IMED and IVAC facilities. The Company anticipates capital spending for the fourth quarter of 1997 to be approximately $5.0 million as the Company plans to purchase hardware to support new information systems, move and consolidate its U.K. operations into a new leased facility and purchase tooling and other equipment for new products.

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

HEALTH CARE REFORM

Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States may result in the enactment of legislation affecting payment mechanisms and health care delivery. Legislation which imposes limits on the number and type of medical procedures which may be performed or which has the effect of restricting a provider's ability to select specific devices or products for use in administrating medical care may adversely impact the demand for the Company's products. In addition, legislation which imposes restrictions on the price which may be charged for medical products may adversely affect the Company's results of operations. It is not possible to predict the extent to which the Company or the health care industry in general may be adversely affected by the aforementioned in the future.

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

BACKLOG

The backlog or orders, believed to be firm, at September 30, 1997 was $7.9 million.

                                    PART II
                               OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     11.1 - Computation of Net Income per share for the three and nine months ended September 30, 1996 and 1997.

                _________________________________________


(b)  Reports on Form 8-K

None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    ALARIS MEDICAL, INC.
                                                    --------------------
                                                            (REGISTRANT)




     Date:   November 11, 1997                 By:  /S/ DOUGLAS C. JEFFRIES
                                                   ------------------------
                                                        Douglas C. Jeffries
                                          Vice President and Chief Financial
                                                                     Officer

                              EXHIBIT INDEX

Exhibit                                                          Page
  No.                                                             No.
------                                                           ----
11.1    Computation of Net Income per share for the three and
        nine months ended September 30, 1996 and 1997...........  25