Form 10-K
period 1997-12-31
ALARIS MEDICAL INC
filed 1998-03-31
CIK 817161

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

             For the fiscal year ended DECEMBER 31, 1997 or

          / /  Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

             For the period from __________ to __________

                           Commission file number  33-26398

                             ALARIS MEDICAL, INC.
           (Exact name of registrant as specified in its charter)

                   DELAWARE                                   13-3492624
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                   Identification Number)

10221 WATERIDGE CIRCLE, SAN DIEGO, CALIFORNIA                    92121
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (619) 458-7000

  Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                     ON WHICH REGISTERED
   -------------------                                   ----------------------
   Common Stock, $0.01 par value                                NASDAQ
   7 1/4% Convertible Subordinated Debentures            American Stock Exchange
   due 2002

  Securities registered pursuant to Section 12(g) of the Act:

                                         NONE
                                    ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   YES:   X    NO:
                             -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the shares of the registrant's common stock, $0.01 par value per share ("Common Stock"), held by nonaffiliates of the registrant, computed by reference to the price at which such stock was last sold, on March 23, 1998, was $61,082,630. Solely for purposes of this calculation, the following persons, who beneficially owned in the aggregate 47,382,011 shares of Common Stock at March 23, 1998, have been deemed to be affiliates of the registrant: directors of the registrant, the Named Executive Officers (as defined) and known stockholders of the registrant beneficially owning 5% or more of the outstanding shares of Common Stock.

As of March 23, 1998, the registrant had 59,122,035 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1. BUSINESS

BACKGROUND

     ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc., operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and periodic patient monitoring instruments and related disposables and accessories. On November 26, 1996, IMED Corporation ("IMED"), then a wholly-owned subsidiary of Advanced Medical, Inc., ("Advanced Medical") acquired all of the outstanding stock of IVAC Holdings, Inc. ("IVAC Holdings") and its subsidiaries including IVAC Medical Systems, Inc. In connection with the acquisition, IMED and IVAC Medical Systems, Inc. were merged into IVAC Holdings (the "Merger"), which then changed its name to ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"). The acquisition was accounted for as a purchase. ALARIS Medical and its subsidiaries are collectively referred to as the "Company." ALARIS Medical was incorporated on September 28, 1988 under the laws of the State of Delaware.

OVERVIEW

     The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). In addition, the Company is a leader in the international infusion systems market. The Company, based on installed base of infusion pumps, has a number one or two market position in eleven Western European countries, the number three market position in Germany and Italy, the largest installed base of infusion pumps in Australia and Canada, and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver fluids, generally pharmaceuticals or nutritionals, accurately and safely to patients, consist of single and multi-channel infusion pumps and controllers, and proprietary and non-proprietary disposable administration sets (plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse and blood pressure, with the largest installed base of hospital thermometry systems in the United States.

     The Company sells a full range of products through a direct sales force consisting of over 200 salespersons and through more than 150 distributors to over 5,000 hospitals worldwide. The Company's United States sales and sales to customers located outside the United States accounted for approximately 63% and 37%, respectively, of the Company's sales for 1997. For the year ended December 31, 1997, the Company had sales of approximately $359.1 million.

     INFUSION SYSTEMS. The Company offers a wide variety of infusion pumps designed to meet the varying price and technological requirements of its broad array of customers. These infusion pumps include the Gemini series, consisting of single, dual and four channel infusion pumps designed for use in all hospital settings by customers with sophisticated technological requirements; the Signature Edition system, a versatile, user-friendly single and dual channel infusion pump for use in general medical and surgical settings; the MedSystem III instrument ("MS III"), a compact, lightweight, programmable three channel infusion pump targeted for the hospital critical care and transport applications; and the 560/570 Series,

                  ________________________________

     The Company has registered or applied to register the following trademarks: IMED-Registered Trademark-, Accuset-Registered Trademark-, Graviset-Registered Trademark-, Microset-Registered Trademark-, Flo-Stop-Registered Trademark-, Gemini-Registered Trademark-, Gemini PC-1-Registered Trademark-, Gemini PC-2-Registered Trademark-, Gemini PC-4-Registered Trademark-, Gemini PC-2TX-Registered Trademark-, Autotaper-Registered Trademark-, Versataper-Registered Trademark-, ReadyMED-Registered Trademark-, VersaSafe-Registered Trademark-, IVAC-Registered Trademark-, IVAC MEDICAL SYSTEMS-TM-, CORE-CHECK-Registered Trademark-, DYNAMIC MONITORING-TM-, MEDSYSTEM III-Registered Trademark-, PCAM-TM-, SIGNATURE EDITION-TM-, TEMP-PLUS-Registered Trademark-, VITAL-CHECK-Registered Trademark-, ACCUSLIDE-TM-, and Smart-Site-TM-SAFSITE-Registered Trademark- is a registered trademark of B. Braun, Inc.

consisting of single channel infusion pumps designed for the price-conscious customer. In addition, the Company offers the ReadyMED ambulatory infusion pump ("ReadyMED"), which is compact, lightweight and disposable, for use in the alternate site market and a variety of syringe infusion pumps for use primarily outside the United States.

     The Company manufactures higher margin proprietary disposable administration sets which can only be used with the Company's large volume infusion pumps. Since the useful life of the Company's infusion pumps is typically seven to ten years, the Company's industry-leading installed base allows it to generate stable, predictable and recurring revenues from sales of disposable administration sets. The Company's disposable administration sets offer protection features designed to prevent the unregulated flow of fluids into a patient's blood stream ("free flow"). In addition, the Company has introduced several enhancements to its disposable administration sets, including needle-free access systems that are designed to reduce the risk to health care providers of diseases, such as AIDS and hepatitis, that may be transmitted through accidental needlesticks and, in the case of the SmartSite System, to eliminate patient exposure to latex which can cause severe allergic or anaphylactic shock reactions. These features continue to provide the Company's customers with the latest cost-effective technology for the Company's installed base of infusion pumps. For the year ended December 31, 1997, the Company's infusion systems sales were $306.2 million, representing approximately 85% of the Company's total sales.

     PATIENT MONITORING PRODUCTS. The patient monitoring products market consists of discrete market niches, each of which has different competitive dynamics. The Company primarily operates in the United States, Canada and Western Europe in two market niches of the patient monitoring products market: (i) hospital thermometry systems and (ii) stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, temperature and blood pressure. The Company's large base of installed hospital thermometry instruments allows it to generate stable, predictable and recurring revenues from sales of related disposable probe covers. In 1997, the Company manufactured and sold over 595 million proprietary disposable probe covers. For the year ended December 31, 1997, the Company's patient monitoring products sales were $33.4 million, representing approximately 9% of the Company's total sales.

     At December 31, 1996, the Company's installed base of thermometry instruments constituted approximately 42% of the United States hospital electronic and infrared thermometry market, making the Company the largest provider of hospital thermometry systems in the United States. The Company's principal thermometry instruments are the TEMP-PLUS II electronic thermometer and the CORE-CHECK infrared thermometer, both of which are widely used in hospitals and alternate site settings. The Company is also the second largest participant in the United States infrared thermometry market, the fastest growing segment of the hospital thermometry market, and, at December 31, 1996, had approximately 31% of the United States hospital installed base. In addition, the Company's hospital installed base of stand-alone, non-invasive, multi-parameter patient monitoring products, which measure a combination of pulse, temperature and blood pressure, is the second largest in this market niche in the United States.

INDUSTRY

     GENERAL. Cost containment measures both imposed and proposed by federal and state regulators and private payors, combined with increased utilization review and case management, have led to greater financial pressure on hospitals. In response to these cost-containment pressures, hospitals and other potential customers for the Company's products are increasingly combining into group purchasing organizations ("GPOs") which may be large and which effectively police compliance with exclusive purchase commitments. GPOs may enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or vital signs measurement products, for a period of several years. See "-Marketing and Sales." These trends have, in turn, led to downward pricing pressure on manufacturers of medical products, including the Company, and greater use of alternate sites for treatment. Growth in the alternate site market is also attributable to advances in technology that have facilitated the provision of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable with home infusion therapy and increased acceptance by the medical community of, and patient preference for, non-hospital treatment. As both the complexity of infusion therapy treatments and the potency of drugs administered have increased, the demand for technologically-advanced infusion systems has risen significantly. In the patient monitoring products markets, similar trends of cost reduction of health care delivery and technological innovation have resulted in the creation of a number of new products and product areas, such as infrared thermometry products, pulse oximetry and multi-parameter patient monitoring products.

     The Company believes that as the infusion system and patient monitoring products markets continue to mature, providers of goods and services in these markets will need to increase the scale of their operations and broaden the scope of their product lines in order to leverage worldwide sales, service and research and development infrastructures. These trends are driving industry consolidation which, in turn, provides opportunities for leading suppliers to increase market share and participate in strategic alliances, joint ventures and acquisitions.

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

     Infusion systems include three major delivery technologies: pumps/controllers, disposable ambulatory pumps and gravity delivery products. In 1996, these three segments had sales in the United States of approximately $800 million, $80 million and $350 million, respectively. While the Company competes in the pumps/controllers and disposable pumps segments, it has never competed in gravity delivery products because of the commodity nature of this market.

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

     PATIENT MONITORING PRODUCTS. Patient monitoring products are used to measure and monitor pulse, temperature, blood pressure and respiration rate. Products sold in this market have varying levels of technological sophistication and are used in a variety of diagnostic and health care settings. The patient monitoring products market consists of discrete market niches, each of which has different competitive dynamics. The Company competes in two niches - hospital thermometry systems, and stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, temperature and blood pressure. In the United States, these two market niches had sales of approximately $55.0 million and $140.0 million, respectively, in 1996.

     The three major instrument types in the hospital thermometry market are glass, electronic and infrared devices, which in 1996 accounted for approximately 5%, 65% and 30%, respectively, of the United States hospital market installed base. The Company offers electronic and infrared instruments but does not compete in the glass thermometry market. Over the last several years, there has been a shift toward increased use of infrared instruments due primarily to their ease of use. While infrared thermometers constituted only approximately 31% of the installed base in the United States in 1996, sales of these products accounted for approximately 41% of total market sales in 1996.

     As with the infusion therapy market, the hospital thermometry market has higher margin disposable products that are used in concert with instruments and, consequently, the existence of an installed base is important for generating ongoing disposable product sales and enhancing overall margins.

PRODUCTS AND SERVICES

     The Company manufactures and markets both single and multi-channel infusion pumps and disposable administration sets. The Company's infusion pumps include large volume infusion pumps such as its Gemini series, the Signature Edition system, MS III and 560/570 Seriespumps, syringe infusion pumps such as P1000, P3000, PCAM and P7000, which are sold primarily in Western Europe, and the ReadyMED system. The Company's large volume infusion pumps require the use of higher margin proprietary disposable administration sets. The Company also sells non-proprietary disposable administration sets for use with syringe infusion pumps manufactured by the Company and others. Furthermore, the Company manufactures and markets hospital thermometry instruments and related disposable probe covers, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor temperature, pulse and blood pressure. In the United States hospital electronic and infrared thermometry market, the Company had an installed base market share of approximately 42% in 1996 and was the second largest supplier of hospital thermometry products in the infrared market. In its niche of stand-alone, non-invasive, multi-parameter instruments, the Company had an installed base market share of approximately 14% in the United States in 1996.

     The table set forth below summarizes the key features, actual or estimated market introduction dates and predecessor product line information with respect to the Company's product line and products in development.


      PRODUCT                                     DESCRIPTION                             STATUS
-----------------------         -------------------------------------------    -----------------------------

LARGE VOLUME INFUSION
  PUMPS

 SIGNATURE EDITION             Single and dual channel pump; incorporates     Selectively marketed since
  (MODEL 7100/7200)             intuitive user interface; for critical and     September 1995; full
                                general care use                               commercial availability in
                                                                               the United States
                                                                               achieved in the first
                                                                               quarter of 1996;
                                                                               introduced in Europe
                                                                               during the second half of
                                                                               1997

 SIGNATURE EDITION GP          Single channel pump using the Signature        Market introduction in
  (MODEL 7000)                  Edition technology platform designed for       1997
                                the price-conscious consumer; intended to
                                be marketed in the United States for
                                general care and alternate site markets

 GEMINI PC-1                   Single channel instrument with pump and        Marketed since 1988
                                controller capability; for use in all
                                hospital settings

 GEMINI PC-2T                  Dual channel instrument with pump and          Marketed since 1987
                                controller capability; for use in all
                                hospital settings

 GEMINI PC-2TX                 Dual channel instrument with pump and          Marketed since May 1994
                                controller capability; programmable drug
                                delivery/dose calculations and pressure
                                history; for use in all hospital settings




      PRODUCT                                     DESCRIPTION                             STATUS
-----------------------         -------------------------------------------    -----------------------------


  GEMINI PC-4                  Four channel instrument with pump and          Marketed since December
                                controller capability; programmable drug       1992
                                delivery/dose calculations and pressure
                                history; for use in critical care settings




  MODULAR INFUSION PUMP        Compact, flexible, lightweight modular         Market introduction
                                infusion pump with an adjustable               planned for 1999
                                hardware and software platform with
                                advanced programming capabilities; for
                                use in all hospital and alternate site
                                settings

  560/570 SERIES              Single channel pump with largest installed      On market since 1983 and
                               base worldwide; for general care use in the     1990, respectively
                               United States, and general and critical care
                               use in Europe

  597/598 SERIES              Single channel, multi-pump configuration        On market in Euroope since
                               of reduced size and weight; used                1993
                               frequently for delivery of nutritional
                               products; sold in Europe; for general care
                               and alternate site use

  MS III                      Three channel pump; smallest and lightest       Originally introduced in
                               multi-channel pump available on the             late 1980s by Siemens
                               United States market; for critical care use     Infusion Systems, Ltd. as
                                                                               MiniMed; reengineered
                                                                               since its acquisition in
                                                                               1993

 SYRINGE INFUSION PUMPS

  P1000, P2000, P3000,        Preferred method of delivery in many            Various models introduced
   P4000                       markets outside the United States; for          between late 1980s and
                               critical and non-critical care use              early 1990s

   P7000                      Syringe pump with advanced features for         Introduced to European
                               critical, non-critical and neonatal care use    market during second
                               in markets outside the United States            quarter of 1996

   P6000                      Syringe pump using the P7000 technology         Introduced to European
                               platform designed for the price-conscious       market during the second
                               consumer in markets outside the United          half of 1997
                               States; for critical and non-critical
                               care use

   P6000-TIVA                 Syringe pump designed for critical and non-     Introduced during third
                               critical care use                               quarter 1997

   P6000-TCI                  Syringe pump that incorporates Diprifusor       Introduced during fourth
                               module from Zeneca                              quarter 1997



      PRODUCT                                     DESCRIPTION                             STATUS
-----------------------         -------------------------------------------    -----------------------------

 PCAM (PATIENT                Syringe pump used in markets outside the        Introduced internationally
  CONTROLLED ANALGESIA         United States that allows patients to           in first quarter of 1995
  PUMP)                        control the delivery of pain medication

 AMBULATORY PUMPS

  READYMED                    Compact, disposable, lightweight                100 mL marketed since
                               ambulatory infusion pump designed for           July 1992 and 50 mL and
                               alternate site use                              250 mL introduced in 1993

  RYTHMIC                     Family of lightweight, self-contained           Agreement with Micrel
                               portable pumps for PCA, intermittent and        signed in second half of
                               continuous use at home in international         1997, 1998 launch
                               markets                                         planned


 DISPOSABLE                   Proprietary and non-proprietary                 On market and in
  ADMINISTRATION               administration sets for use with each of the    development
  SETS                         Company's existing and proposed infusion
                               pumps


 NEEDLE-FREE ACCESS
  PRODUCTS

  SMARTSITE SYSTEM            Needle-free, capless, latex-free infusion       Introduced in 1996
                               system component intended to increase
                               safety of patients and health care workers


  VERSASAFE                   Infusion system component utilizing a blunt     Marketed since 1994
                               cannula device combined with a split-           through a non-exclusive
                               septum "Y" site                                 license

 PATIENT MONITORING:

 THERMOMETRY SYSTEMS

  TEMP-PLUS II                Electronic thermometer; for general hospital    On market since mid-
   (MODEL 2080)                and alternate site use                          1980s

  TEMP-PLUS III               Electronic thermometer; a 7-to-10-second        Market introduction
                               version of the Model 2080; intended for         planned for 1998

  CORE-CHECK                  Infrared tympanic thermometer that saves        On market since 1991
   (MODEL 2090)                time, patient interruption and
                               lowers risk of infection; for general
                               hospital use




      PRODUCT                                     DESCRIPTION                             STATUS
-----------------------         -------------------------------------------    -----------------------------

  DISPOSABLE PROBE            Proprietary covers for use with each of the     On market since mid-
   COVERS                      Company's existing and proposed                 1980s
                               thermometers

 OTHER PATIENT MONITORING
  PRODUCTS

  VITAL-CHECK                 Continuous monitoring model that rapidly        On market in the United
   (MODEL 4200)                measures pulse, blood pressure and              States since late 1980s
                               temperature; for general hospital use

  VITAL-CHECK                 Multiparameter non-invasive patient             Introduced during fourth
   (MODEL 4400)                monitor providing blood pressure, pulse         quarter of 1997
                               oximetry and temperature monitoring


     LARGE VOLUME INFUSION PUMPS. The Company's large volume infusion pumps are either single or multi-channel and are used in both the general care and critical care settings. The large volume infusion pumps consist of volumetric piston cassette pumps, which regulate the flow of fluid through a syringe-like mechanism, and peristaltic pumps, which regulate fluid flow by means of a multi-finger-like mechanism that alternately compresses sections of the tubing contained in the pumping chamber. Peristaltic pumps represent the largest portion of the Company's installed base of infusion pumps. The Company discontinued manufacturing piston cassette pumps in the first quarter of 1995.

     The Signature Edition line of peristaltic infusion pumps includes a single channel and dual channel pump. The Signature Edition line of infusion pumps is designed for use primarily in hospitals. The Signature Edition line of infusion pumps features include cost-effectiveness, ease of use, reliability and innovative features, such as new safety features designed to minimize the chance of free flow.

     The Gemini peristaltic infusion pump series, which consists of single, dual and four channel pumps, is based on a flexible hardware and software technology platform. This technology platform has enabled the Company over time to offer incremental feature enhancements based on evolving customer needs. The Gemini series currently offers the following features: free flow protection (which the Company pioneered); independent channel operation; ability to switch from pump to controller mode without changing the disposable administration set; programmable to automatically taper-up and taper-down infusion rates to facilitate delivery of complex drug-dosing regimens; capability to operate in either micro mode (0.1 to 99.9 mL/hr) for use with neonatal patients, among others, or macro mode (1 to 999 mL/hr) for use with adult patients; drug dose calculation; pressure monitoring; pressure history and volume/time dosing; and nuisance alarm (alarms with no clinical significance) reduction. The Gemini PC-1 infusion pump is currently subject to a voluntary recall initiated by the Company. See "-Government Regulation - Product Regulation."

     The MedSystem III instrument is a compact, lightweight, programmable, three channel, peristaltic infusion pump used primarily in the critical care market. The MedSystem III predecessor product line was acquired from Siemens Infusion Systems, Ltd. in September 1993. Since such time, significant resources have been invested to reengineer the MedSystem III pump. The Company believes that as a result of this reengineering, the MedSystem III system is one of the smallest, most versatile and most technologically advanced multi-channel pumps currently on the market.

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

     The Company continued to expand its syringe pump product line by introducing the P7000 syringe pump to the international market during the second quarter of 1996 and the P6000 syringe pump to the European Market during the second quarter of 1997. Designed for critical, non-critical and neonatal care settings, the P7000 offers several advanced features, including an automatic dose rate calculator; a pre-programmable drug menu; a range of pre-programmed infusion administration protocols; and an automatic pressure reduction capability in response to administration set occlusions. The P6000 syringe pump, which is based on the P7000 syringe pump technology platform, is designed for use in critical and non-critical care settings by the price conscious consumer.

     The Company has initiated a voluntary safety alert of its P1000, P2000, P3000 and P4000 syringe pumps. These syringe pumps are marketed internationally. See "--Government Regulation --Product Regulation."

     AMBULATORY PUMPS. The ReadyMED pump is a disposable, compact, ambulatory pump for the intravenous administration of antibiotics. ReadyMED is designed to offer a number of advantages over systems currently in use for this purpose. Traditional systems require the patient to attach a small bag and tubing set, through which the antibiotics are administered, to a catheter placed in the patient's circulatory system. The patient must eliminate all air from the system and set a manual rate adjustment clamp, a process that generally must be repeated every four to six hours. Since traditional systems are gravity driven, the bag must remain on an intravenous solution pole during infusion, thereby restricting the patient's movement. The ReadyMED pump is pre-filled (in 50 mL, 100 mL and 250 mL sizes) and pre-primed, allowing infusion to be initiated when the patient simply opens a clamp. In addition, since the ReadyMED pump is small and uses positive pressure, the patient is able to carry the device in a pocket or wear it on a belt. In March 1992, the Company entered into a five-year agreement with McGaw, Inc. ("McGaw") pursuant to which McGaw obtained the exclusive right to distribute the 50 mL, 100 mL and 250 mL sizes of the ReadyMED pump in the United States and Puerto Rican alternate site markets. The Company and McGaw amended their distribution agreement during 1997, extending its term until March 31, 1998, and converting McGaw's exclusive distribution right into a non-exclusive distribution right. Effective April 1998, the Company will initiate direct sales of ReadyMED through its alternate site sales force and distribution network.

     DISPOSABLE ADMINISTRATION SETS. The Company estimates that it has approximately 212,000 single and multi-channel large volume infusion pumps installed in the United States, each of which uses proprietary disposable administration sets designed and manufactured only by the Company. Disposable administration sets consist of a plastic pump interface and tubing and have a variety of features, such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple entry ports for injecting medication and delivery of more than one solution. Components such as burettes and filters may also be added for critical drugs or special infusion. In addition, many of the Company's disposable administration sets offer protection features designed to prevent free flow. Each of the Company's current and proposed large volume infusion pumps uses only disposable administration sets designed by the Company for that particular pump.

     NEEDLE-FREE ACCESS PRODUCTS. There is increasing pressure by regulatory agencies, such as the Occupational Safety and Health Administration ("OSHA") and the FDA, for more stringent control of needles in hospitals. OSHA requires that hospitals must put in place systems to reduce the potential for accidental needlesticks. The FDA recommends using needle-free systems or protected needle systems to replace hypodermic needles for accessing intravenous lines. The Company's needle-free access products are designed to permit access to the Company's disposable administration sets without the use of needles, thus reducing the potential for accidental needlesticks. The VersaSafe system utilizes a blunt cannula device combined with a split-septum "Y" site. The Company has a non-exclusive license, which expires in April 2000, to the VersaSafe system which was a cooperative development effort of IMED, Elcam Plastic of Israel and Medical Associates Network. The Company's SmartSite Needle-Free System, introduced in the third quarter of 1996, is a component which is compatible with standard luer or luer-locking syringes and disposable administration sets, thereby allowing users to integrate the Needle-Free System into existing care practices. The Company's latest needle-free access product, the SmartSite System, offers a fully integrated design and eliminates the need for separate caps to maintain an infection control barrier. The SmartSite System is latex-free and therefore reduces the risk of exposure of patients and health care workers to latex which can cause severe allergic or anaphylactic shock reactions. The Company's needle-free access products have received strong interest from customers and provide the Company with an opportunity to increase revenues in what has previously been a commodity market.

     PATIENT MONITORING PRODUCTS. Patient monitoring instruments are used to measure pulse, temperature and blood pressure. Products sold in this market have varying levels of technological sophistication and are used in a variety of diagnostic and health care settings. The Company competes in two key niches: hospital thermometry systems and stand-alone, non-invasive, multi-parameter patient monitoring products.

     THERMOMETRY. The Company is a leader in hospital thermometry systems, which consist of thermometers and disposable probe covers, and maintains a strong position in both the United States and Western Europe. The Company believes that in 1997 its installed base comprised approximately 42% of the United States hospital electronic and infrared thermometry market, thereby making the Company the largest provider of hospital thermometry systems in the United States. The Company's primary product is an electronic thermometer which is widely used in hospitals and alternate site settings. The Company is currently developing the TEMP-PLUS III instrument (formerly known as the "Fast"
2080), an improved cost-effective and technologically-advanced electronic thermometer designed to provide a temperature reading in seven-to-ten seconds. The Company also manufactures and markets the CORE-CHECK system, a thermometer that measures temperature by detecting the emission of infrared energy in the ear. In the infrared market, the fastest growing segment of the industry's market, the Company is currently the second largest domestic participant, with a United States hospital installed base market share of approximately 31% at December 31, 1996. The only disposable probe covers which can be used with the Company's thermometry instruments are those manufactured by the Company.

     OTHER PATIENT MONITORING PRODUCTS. The Company also produces stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, temperature and blood pressure. The Company's hospital installed base of these instruments is the second largest in the United States.

     In January 1997, the Company entered into two agreements with Criticare Systems, Inc., a manufacturer of patient monitoring systems and non-invasive sensors for use in the hospital and alternate site markets. Under these agreements, Criticare Systems, Inc. obtained the right to use the Company's electronic thermometry technology in certain monitoring systems to be manufactured and distributed by both Criticare Systems, Inc. and the Company. The Company also obtained exclusive distribution rights to certain of these monitoring systems in the United States hospital market and in all Canadian markets. The first of these exclusive systems is the Vital-Check 4400, which provides non-invasive blood pressure, pulse oximetry and temperature monitoring.

     CUSTOMER SERVICE. The Company provides repair service for its products at its facilities in San Diego or on site at the customer's facilities through third-party contractors. Customers may elect to enter into service agreements or to receive service on a time and materials basis. The Company also trains customers as to the use of its products and maintains a technical support help-line to answer customers' questions. In addition, the Company maintains its parts inventory at levels which enable it to deliver critical supplies immediately and minimize back-ordered products. The Company believes that the availability of such services is important for maintaining strong customer relations.

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

     The Company has contracts with ten GPOs. GPOs have emerged in response to cost containment pressures and health care reform. GPOs often enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or vital signs measurement products for a period of several years. If the Company is not one of the selected providers, it may be precluded from making sales to members of a GPO for several years and, in certain situations, the GPO may require removal of the Company's existing installed infusion pumps, which would result in a loss of the related disposable administration set sales. Even if the Company is one of the selected providers, the Company may be at a disadvantage relative to other selected providers which are able to offer volume discounts based on "bundled" purchases or a broader range of medical equipment and supplies. Further, the Company may be required to commit to pricing which has a material adverse effect on net sales and profit margins. See "--Competition."

     In January 1997, the Company entered into a five-year sole-source supply contract with Premier Purchasing Partners, L.P. ("Premier"), an affiliate of Premier, Inc., the nation's largest healthcare alliance GPO, for tympanic and electronic thermometry instruments and related disposable probe covers. Under this agreement, Premier agreed to purchase 80% of its needs for such products from the Company. In addition, in March 1997, the Company entered into a dual source supply agreement with Premier for the purchase of large volume infusion pumps and associated disposable administration sets. The dual source agreement is for a five year period with a two-year renewal option. Premier had previously signed a seven-year supply contract with Baxter International, Inc. covering a number of hospital supplies, including a dual source award for large volume infusion pumps and disposable administration sets.

     In December 1997, the Company and Tenet Healthcare Corporation entered into a ten-year, sole-source agreement for intravenous infusion pumps and associated IV disposables. In addition, ALARIS Medical is named as one of two approved sources by Tenet for needleless IV tubing sets and components, which are included in the $100 million Tenet expects to spend on IV-related equipment over the term of the contract.

     No single account is material to the business or operations of the Company.

     The Company sells its products through a combined direct sales force consisting of over 200 salespersons and through more than 150 distributors. The Company's domestic marketing efforts are supported by a staff of nurses and pharmacists who consult with customers providing ongoing clinical support in the evaluation, installation and use of the Company's products. The Company believes its sales force in the United States and internationally plays a key role in the effective introduction of new products.

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


                                     1995      1996      1997
                                   --------  --------  --------
                                       (DOLLARS IN MILLIONS)
     United States...............  $  238.3  $  224.6  $  227.0
     International...............     114.4     121.7     132.1
                                   --------  --------  --------
          Total sales............  $  352.7  $  346.3  $  359.1
                                   --------  --------  --------
                                   --------  --------  --------

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

MANUFACTURING

     The Company manufactures its products at plants in San Diego, California; Creedmoor, North Carolina; Tijuana, Mexico; and Hampshire, England. The San Diego facilities are the primary manufacturing facilities for infusion pumps and vital signs measurement instruments and also house a service operation for installed infusion pumps and vital signs measurement instruments. The Creedmoor, North Carolina facility houses a portion of the current disposables operations and is a distribution center for North American disposable finished products. Product release from sterilization is done in San Diego,

California and Creedmoor, North Carolina. The Tijuana facilities primarily focus on the manual assembly of disposables, and the England facility focuses on the manufacturing of syringe pumps. Disposable products for international markets are currently supported through a number of foreign manufacturers.

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

     The Company has identified the reduction of production and operating costs as a key component of its operating strategy. As part of this strategy, the Company has reduced overall head count through termination and attrition. The Company continues to focus on the following programs: (i) consolidating supply sources and (ii) design improvements.

RESEARCH AND DEVELOPMENT

     The Company believes that a well-targeted research and development program constitutes an essential part of the Company's activities and is an integral part of its future success. The Company is actively engaged in research and development programs to develop and improve products. These activities are performed in the United States and, to a lesser extent, in the United Kingdom. For the year ended December 31, 1997, the Company expended approximately $16.9 million on in-house research and development. Substantially all of such amount was dedicated to the development of new products.

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

     The Company's policy is to secure patent protection for significant inventions. The Company holds approximately 212 unexpired patents in the United States and approximately 385 unexpired patents in foreign countries, principally in Europe, Canada, Japan and Australia. Additional applications are pending or in preparation. Within the next ten years, approximately 122 of the Company's United States patents and approximately 168 of the Company's foreign patents will expire. The Company does not believe that the expiration of any such patents will, individually or in the aggregate, have a material adverse effect on the Company's results of operations, business or financial condition.

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

COMPETITION

     The Company faces substantial competition in all of its markets. Many of the Company's competitors have greater financial, research and development and marketing resources than the Company. Some of the Company's principal competitors are able to offer volume discounts based on "bundled" purchases of a broad range of their medical equipment and supplies. The Company intends to improve its competitive position in this area by seeking acquisitions that will allow or enhance its own "bundles" of devices and instruments. The Company expects the trend toward volume discounts to continue in the future. The Company believes that the competitive factors most important in its markets are quality of products and services, technological innovation and price.


     The primary markets for the Company's products are relatively mature and highly competitive. The Company's success is therefore dependent on the development of new infusion technologies and the development of other markets for its products. The Company's older infusion therapy and thermometry product lines have experienced declining sales and market share recently, primarily due to competitors who offer volume discounts based on "bundled" purchases of a broader range of medical equipment and supplies, as well as to the aging of the Company's core products. The Company's introduction of new products may offset future declines in sales and market share. There can be no assurance, however, that new products will be successfully completed or marketed for sale, will not necessitate upgrades or technical adjustments after market introduction, can be manufactured in sufficient volumes to satisfy demand, or will offset declines in sales and market share experienced with respect to existing products. See "--Products and Services." Moreover, there can be no assurance that the Company's efforts to take advantage of opportunities it perceives in the alternate site and international markets will be successful. In addition, although the pace of technological change in the Company's industry historically has been relatively slow, the Company is unable to predict the pace of such change in the future. There can be no assurance that technological change will not place one or more of the Company's existing or proposed products at a significant competitive disadvantage. Additionally, to the extent the Company does not successfully reposition existing products for sale to different markets, the introduction of new products by the Company will reduce sales of such existing products.

     At December 31, 1996, on a pro forma basis, the Company had a market share of approximately 40% of the installed base of infusion pump channels in the United States. Major competitors in this market include Baxter International, Inc., Abbott Laboratories, Inc. and McGaw, which in the aggregate had a market share of approximately 55% of the installed base of infusion pump channels in the United States at December 31, 1997.

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

     The FDA regulates the development, production, distribution and promotion of medical devices in the United States. Virtually all of the products being developed, manufactured and sold by the Company in the United States (and products likely to be developed, manufactured or sold in the foreseeable future) are subject to regulation as medical devices by the FDA. Pursuant to the FDC Act, a medical device is classified as a Class I, Class II or Class III device. Class I devices are subject to general controls, including registration, device listing, recordkeeping requirements, labeling requirements, "Quality Systems Regulation" (as defined in FDA Quality System regulations) ("QSR"), prohibitions on adulteration and misbranding, and reporting of certain adverse events ("MDR"). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. New Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive preclinical and clinical testing to prove safety and effectiveness of the devices.

     Virtually all of the Company's products are Class II devices. The Company is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future. Unless otherwise exempt, all medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure a 510(k) premarket notification clearance ("510(k)") or a Premarket Approval Application ("PMA"). A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed medical device that was on the market prior to May 28, 1976 or to a product that has previously received a 510(k) and is lawfully on the market. In general, if a product is not substantially equivalent to such a medical device, and not otherwise exempt, the FDA must first approve a PMA before it can be marketed. An approved PMA indicates that the FDA has determined the product has been proven, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year from submission and requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) currently takes, on average, approximately six months from the date of submission. However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. The 510(k) must include submission of supporting information, including design details and labeling, and may be required to contain safety and efficacy data. Product modifications intended to be made to a cleared device or new product claims also may require submission and clearance of a new 510(k) application or submission and approval of a PMA, during which time the modified product cannot be distributed in interstate commerce. Although there can be no assurance, the Company believes that its proposed products under development will qualify for the 510(k) procedure.

     As part of its normal course of business, the FDA regularly conducts investigations regarding the safety or efficacy of medical products, including those manufactured by the Company, which may result in the Company's inability to market a particular device or cause the Company to need to generate additional data to support submissions for market clearance. Future products developed by the Company may require FDA clearance through either the 510(k), PMA, new drug approval application procedures or abbreviated new drug approval application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

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

     The Company has received ISO 9000 certification for all of its facilities regarding the quality of its manufacturing systems, a requirement for doing business in EC countries. The Company has been granted approval to affix the CE mark, pursuant to the EC Medical Device Directives, on certain of its products. Approval to affix the CE mark to a product does not necessarily preclude, however, additional restrictions on marketing in any individual country in the EC.

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

     The Company is registered as a medical device manufacturer with the FDA and certain state agencies. These agencies inspect the Company periodically to determine whether the Company is in compliance with the FDC Act and regulations, including regulations relating to MDR reporting, product labeling and promotion, and medical device GMPs governing design, manufacturing, testing, quality control, product packaging and storage practices. The FDA has recently revised the GMP regulations. These revised regulations include new requirements such as design control, which may increase the cost of regulatory compliance for the Company. The MDR regulations promulgated by the FDA require the Company to provide information to the FDA on certain malfunctions, as well as serious injuries or deaths which may have been associated with the use of a product. The EC Medical Device Directives also require reporting of serious injuries or deaths which may be associated with the use of a medical device to the competent authority in the country where the incident occurred.

     A determination that the Company is in material violation of the FDC Act or such FDA regulations could lead to the issuance of warning letters, imposition of civil or criminal sanctions against the Company, its officers and employees, including fines, recalls, repair, replacement or refund to the user of the cost of such products. In addition, if the FDA believes any of the Company's products violate the law and present a potential health hazard, the FDA could seek to detain and seize products, to require the Company to cease distribution and to notify users to stop using the product. The FDA could also seek criminal sanctions or seek to close some or all of the Company's manufacturing facilities. Such actions could also result in an inability of the Company to obtain additional market clearances. Since 1992, the Company has on sixteen occasions removed products from the market that were found not to meet performance standards. None of such recalls materially interfered with the Company's operations and all such affected product lines, except the 599 Series infusion pumps (as noted below), were subsequently returned to the market. One such product recall, a recent voluntary recall related to the Company's Signature Edition infusion pumps, has not yet been terminated or otherwise closed by the FDA and the FDA could take further regulatory action against the Company, including actions such as those described above. The Signature Edition infusion pumps were recalled because of an unacceptable level of malfunction alarms due to less than expected reliability of their pressure monitoring systems. The user of these pumps is notified of such malfunction alarms by both a continuous audible signal and a visual message. The Company has completed the upgrade and replacement, at no charge to its customers, the current pressure monitoring system contained in certain of the infusion pumps included within the Signature Edition product line. This recall was completed at the end of the second quarter of 1997. In addition, a voluntary recall of approximately 645 Gemini PC-1 infusion pumps (limited to distribution outside the United States) was initiated by the Company in June 1996. At this time, the Company has completed required modifications.

     In the first quarter of 1998 the Company will initiate a voluntary field correction of approximately 50,000 of its Gemini model PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which can cause the battery to overheat. Such overheating could result in product failure and discharge of hydrogen gas which may accumulate within the instrument's case. As an interim measure, the Company has advised its customers of simple precautions that can be taken to minimize the potential for an adverse incident pending completion of the field correction. The Company is not aware of any injuries sustained in known battery overcharging incidents.

     As a result, the Company recorded a charge of $2.5 million to cost of sales during the first quarter of 1997. Based on management's current understanding of these incidents, the Company believes it has adequately accrued for this matter. However, since the Company's analysis of this matter is preliminary, there can be no assurances that it can be resolved for an amount consistent with management's estimated cost.

     In addition, the Company has initiated a voluntary safety alert of its 599 Series infusion pumps, which it discontinued selling in March 1997. This safety alert advises customers to inspect and, if necessary, make an adjustment to the infusion pump in order to prevent misloading of disposable administration sets. The Company has initiated a product recall of certain MS III disposable administration sets affecting 44,000 units. This recall advises the user to return the affected product for replacement. The sets were recalled due to a low level assembly defect which could result in reverse flow.

     The Company's manufacturing facilities in San Diego have been licensed by the State of California Department of Health Services, Food and Drug Branch, under the applicable GMP and other regulations.

     ANTI-REMUNERATION LAWS. The sale of the Company's products is subject to the illegal remuneration/"anti-kickback" provisions of the Social Security Act of 1935, as amended (the "Social Security Act"), which prohibits knowingly and willfully the offering, receiving or paying of any remuneration, whether directly or indirectly, in return for inducing the purchase of items or services, or patient referrals to providers of services, for which payment may be made in whole or in part by Medicare, Medicaid or similar state programs. Violations of the statute are punishable by civil and criminal penalties and exclusion of the provider from future participation in the Medicare and Medicaid programs. The Social Security Act contains exceptions to these prohibitions for, among other things, properly reported discounts and payment of certain administrative fees to GPOs. Because of the breadth of the statutory prohibitions, the lack of court decisions or other authority addressing the types of arrangements that are permissible under the law and the narrowness of statutory exceptions, the Secretary of Health and Human Services published regulations creating "safe harbors" identifying certain practices that will not be treated as violating the "anti-kickback" provisions of the Social Security Act. While failure to satisfy all of the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, engaging in a business practice for which there is a safe harbor may be regarded as suspect if the practice fails to meet each of the prescribed criteria of the appropriate safe harbor. The enumerated safe harbors include safe harbors which implement, and further refine, the statutory exceptions for discounts and payments to GPOs. Because the Company sells some of its products to customers at prices below list price and in various combinations, the Company is engaged in giving discounts within the meaning of the Social Security Act. The regulations require sellers to fully and accurately report all discounts and inform buyers of their obligations to report such discounts. The Company also pays administrative fees to certain purchasing agents within the meaning of the Social Security Act. In order to qualify for the GPO safe harbor, certain requirements must be met including disclosure of the existence of the GPO fee arrangement to GPO members and that members are neither wholly owned by the

GPO nor subsidiaries of a parent corporation that wholly owns the GPO. Certain of the Company's discounts and arrangements with purchasing agents may not meet all the requirements of the appropriate safe harbors.

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

     The Company is currently involved in two such matters; one, at the Seaboard Chemical site in Jamestown, North Carolina, and another at the Caldwell Systems, Inc., site in Lenoir, North Carolina. In relation to the Seaboard Chemical site, the Company has entered into a DE MICROMIS administrative order on consent with the North Carolina Department of Environment, Health and Natural Resources and a group of PRPs, settling its liability for past and future response costs associated with the site. Under the consent order, the Company receives a release from further liability associated with the site, a covenant not to sue by the other PRPs entering into the consent order, and protection under CERCLA against contribution actions for matters addressed by the consent order. Protection from further liability is conditioned on the absence of information indicating that the Company disposed of a greater quantity of hazardous substances at the site than currently known. Although there can be no assurance that such further information does not exist, the Company believes the amount of its liability at this site will be DE MINIMIS.

     In relation to the Caldwell Systems site, the Company has agreed to enter into a DE MICROMIS administrative order on consent with the US Environmental Protection Agency (US EPA) and a group of PRPs, settling its potential liability for past and future response costs associated with the site. Under the consent order, the Company will receive a covenant not to sue by the US EPA and by other PRPs entering into the consent order, and protection under CERCLA against contribution actions for matters addressed by the consent order.

     In 1997, the Company received a Notice of Intent to Sue from a citizen's group which claimed that the Company had violated California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65") in the warning it provided with respect to DEHP, a plasticizer used in certain of the Company's IV sets. Proposition 65 requires, among other things, that warnings be given in connection with the exposure of consumers to products containing certain listed substances. The Company entered into a settlement agreement, pursuant to which the Company received a release and covenant not to sue from the group.

EMPLOYEES

     As of February 28, 1998, the Company employed 2,588 people including 1,018 in the United States.

     ALARIS Medical's operations are supported by persons employed by ALARIS Medical Systems and its subsidiaries. The Company's principal executive offices are located at 10221 Wateridge Circle, San Diego, California 92121.

ITEM 2.    PROPERTIES

     The Company has long-term leases on substantially all of its major facilities. The Company maintains its primary instrument manufacturing facilities in San Diego, California and Hampshire, England. Disposable administration set manufacturing facilities are located in Creedmoor, North Carolina and Tijuana, Mexico. The disposable manufacturing facility in Creedmoor, North Carolina is owned by the Company. The disposable manufacturing facilities in Tijuana, Mexico are maintained under one year lease agreements.

     The Company's principal international sales offices are maintained under long-term leases in England, Germany, Spain, France, Sweden, Belgium, The Netherlands, Italy, Canada and Australia.

     The Company's principal offices are located in San Diego, California and its international headquarters are located in Hampshire, England. These facilities are maintained under long-term lease arrangements.

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

     The Company is a defendant in a QUI TAM lawsuit filed by a former IMED employee in the United States District Court for the Northern District of Illinois. On November 15, 1996, an amended complaint was filed which alleges fraud in the inducement, breach of employment contract, common law fraud and violations of the Federal False Claims Act and Medicare Fraud and Abuse Act. To date, the United States has declined to intervene in this action. The Company believes it has sufficient defenses to all claims by the plaintiff. However, there can be no assurance that the Company will successfully defend all claims made in this lawsuit and the failure of the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER
          MATTERS

     The Common Stock was listed and traded on the American Stock Exchange under the symbol ALRS through June 9, 1997. Beginning June 10, 1997, the Common Stock listing and trading was moved to NASDAQ. The following table sets forth the high and low reported sale prices for the Common Stock as reported by the stock exchanges for the quarters indicated.

                                                          HIGH       LOW
                                                         ------    -------
1996:
  First Quarter . . . . . . . . . . . . . . . . . . . .  3-1/8      2-1/4
  Second Quarter. . . . . . . . . . . . . . . . . . . .  3-1/16     2-1/8
  Third Quarter . . . . . . . . . . . . . . . . . . . .  4-1/16     2-1/16
  Fourth Quarter. . . . . . . . . . . . . . . . . . . .  3-7/8      2-11/16

1997:
  First Quarter . . . . . . . . . . . . . . . . . . . .  5-3/4      3-11/16
  Second Quarter. . . . . . . . . . . . . . . . . . . .  4-7/8      2-7/8
  Third Quarter . . . . . . . . . . . . . . . . . . . .  4-3/4      3-1/16
  Fourth Quarter. . . . . . . . . . . . . . . . . . . .  6-3/4      4-1/8

     At March 23, 1998, there were 515 holders of record of the Common Stock.

     ALARIS Medical has not paid any dividends on the Common Stock since its organization, and it is not contemplated that it will pay any dividends on the Common Stock in the foreseeable future. ALARIS Medical is prohibited from declaring and paying dividends on the Common Stock under the bank credit facility entered into in connection with the Merger. In addition, the bank credit facility limits ALARIS Medical System's ability to declare and pay dividends and to make other distributions and payments to ALARIS Medical. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data of ALARIS Medical at December 31, 1993, 1994, 1995, 1996 and 1997, and for the years then ended, have been derived from ALARIS Medical's annual financial statements including the consolidated balance sheet at December 31, 1996 and 1997 and the related consolidated statement of operations for the three-year period ended December 31, 1997 and notes thereto which appear elsewhere herein.

                                                                           YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                             1993       1994        1995      1996        1997
                                                           --------    --------  ---------   --------   -------
                                                                (DOLLAR AND SHARE AMOUNTS IN THOUSANDS,
                                                                        EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Sales. . . . . . . . . . . . . . . . . . . . . . . . .  $119,858    $112,122   $112,551   $136,371   $359,077
   Cost of sales. . . . . . . . . . . . . . . . . . . . .    72,209      65,590     63,219     78,616    188,340
                                                           --------    --------   --------   --------   --------
   Gross margin . . . . . . . . . . . . . . . . . . . . .    47,649      46,532     49,332     57,755    170,737
   Total operating expenses (1) . . . . . . . . . . . . .   (51,057)    (33,941)   (34,614)  (105,614)  (142,806)
   Lease interest income (2). . . . . . . . . . . . . . .     2,627       2,449      2,333      2,501      4,559
                                                           --------    --------   --------   --------   --------
   Income (loss) from operations. . . . . . . . . . . . .      (781)     15,040     17,051    (45,358)    32,490
   Interest income. . . . . . . . . . . . . . . . . . . .       140          77        192      1,193        532
   Interest expense . . . . . . . . . . . . . . . . . . .   (10,880)     (8,690)    (8,153)   (13,393)   (44,413)
   Debt conversion expense (6). . . . . . . . . . . . . .         -           -          -    (10,000)         -
   Other (expense) income, net. . . . . . . . . . . . . .     6,004       1,136        313      1,222     (1,535)
                                                           --------    --------   --------   --------   --------
   Income (loss) before income taxes,
     minority interests, extraordinary
     item and cumulative effect of change
     in accounting principle (3). . . . . . . . . . . . .    (5,517)      7,563      9,403    (66,336)   (12,926)
   Provision (benefit) for income taxes . . . . . . . . .       926       1,886     (9,374)      (730)    (3,300)
   Minority interests in consolidated
     subsidiaries . . . . . . . . . . . . . . . . . . . .     3,755           -     (6,500)         -          -
                                                           --------    --------   --------   --------   --------
   Income (loss) before extraordinary
     item and cumulative effect of change
     in accounting principle. . . . . . . . . . . . . . .    (2,688)      5,677     12,277    (65,606)    (9,626)
   Dividends and accretion on mandatorily
     redeemable preferred stock . . . . . . . . . . . . .     1,387         874        650        962          -
                                                           --------    --------   --------   --------   --------
   Income (loss) applicable to common
     stock before extraordinary item and
     cumulative effect of change in
     accounting principle . . . . . . . . . . . . . . . .  $ (4,075)   $  4,803   $ 11,627   $(66,568)  $ (9,626)
                                                           --------    --------   --------   --------   --------
                                                           --------    --------   --------   --------   --------
   Income (loss) per common share before
     extraordinary item and cumulative
     effect of change in accounting
     principle assuming no dilution (4) . . . . . . . . .  $   (.29)   $    .34   $    .75   $  (3.27)  $   (.16)
                                                           --------    --------   --------   --------   --------
                                                           --------    --------   --------   --------   --------
   Income (loss) per common share before
     extraordinary item and cumulative
     effect of change in accounting
     principle assuming dilution (4). . . . . . . . . . .  $   (.29)   $    .23   $    .38   $  (3.27)  $   (.16)
                                                           --------    --------   --------   --------   --------
                                                           --------    --------   --------   --------   --------
   Weighted average common shares
     outstanding assuming no dilution (4) . . . . . . . .    14,073      14,069     15,506     20,343     58,644
                                                           --------    --------   --------   --------   --------
                                                           --------    --------   --------   --------   --------
   Weighted average common shares
     outstanding assuming dilution (4). . . . . . . . . .    14,073      24,304     33,236     20,343     58,644
                                                           --------    --------   --------   --------   --------
                                                           --------    --------   --------   --------   --------

                                                                                 DECEMBER 31,
                                                           ------------------------------------------------------
                                                             1993         1994        1995      1996      1997
                                                           ---------   ---------   --------  ---------   --------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
   Cash and cash equivalents. . . . . . . . . . . . . . .  $   1,762    $  1,340   $  1,862   $ 12,084   $  6,984
   Working capital (deficit). . . . . . . . . . . . . . .     (2,833)     29,576     31,938     87,785     84,047
   Total assets   . . . . . . . . . . . . . . . . . . . .    142,891     132,124    169,630    593,382    565,297
   Short-term debt (5) (6). . . . . . . . . . . . . . . .     35,815       1,214        322      3,963     14,559
   Long-term debt . . . . . . . . . . . . . . . . . . . .     70,999      91,803     86,789    436,130    431,571
   Mandatorily redeemable equity securities . . . . . . .      6,478       6,567      7,217          -          -
   Stockholders' (deficit) equity (3) (6) (7) . . . . . .     (8,274)     (2,238)    31,532     46,053     31,949

ADJUSTED EBITDA (8) . . . . . . . . . . . . . . . . . . .  $  18,420    $ 22,851   $ 24,626   $ 27,775   $ 89,287
Inventory purchase price allocation
  adjustment (9). . . . . . . . . . . . . . . . . . . . .          -           -          -     (4,014)    (1,607)
Restructuring, integration and other
  non-recurring charges . . . . . . . . . . . . . . . . .     (9,352)          -          -    (15,277)   (20,902)
Purchased in-process research and
  development . . . . . . . . . . . . . . . . . . . . . .          -           -          -    (44,000)         -
Depreciation and amortization (10). . . . . . . . . . . .     (9,849)     (7,811)    (7,575)    (9,842)   (34,288)
Interest income . . . . . . . . . . . . . . . . . . . . .        140          77        192      1,193        532
Interest expense. . . . . . . . . . . . . . . . . . . . .    (10,880)     (8,690)    (8,153)   (13,393)   (44,413)
Debt conversion expense . . . . . . . . . . . . . . . . .          -           -          -    (10,000)         -
Other, net. . . . . . . . . . . . . . . . . . . . . . . .      6,004       1,136        313      1,222     (1,535)
(Provision) benefit for income taxes. . . . . . . . . . .       (926)     (1,886)     9,374        730      3,300
Minority interests in consolidated
  subsidiaries. . . . . . . . . . . . . . . . . . . . . .      3,755           -     (6,500)         -          -
Extraordinary gain (loss) . . . . . . . . . . . . . . . .          -           -     15,177     (1,630)         -
Cumulative effect of change in
  accounting principle . . . . . . . . . . . . . . . . .       3,985           -          -          -          -
                                                           ---------    --------  ---------   --------   --------
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $   1,297    $  5,677  $  27,454   $(67,236)  $ (9,626)
                                                           ---------    --------  ---------   --------   --------
                                                           ---------    --------  ---------   --------   --------

------------
(1) In 1993 and 1996 ALARIS Medical restructured its operations. During 1997, the Company incurred significant non-recurring integration and other non-recurring expense resulting from the Merger. Operating expenses for the years ended December 31, 1993, 1996 and 1997 include restructuring, integration and other non-recurring charges of $9,352, $15,277 and $20,902, respectively. Additionally, in 1996, the Company recorded $44,000 of purchased in-process research and development in connection with the Merger.

(2) Lease interest income consists of interest income associated with contracts or agreements pursuant to which a third party acquires infusion pumps under sales-type leases.

(3) In 1995, ALARIS Medical completed exchanges wherein $43,848 of ALARIS Medical's 7 1/4% convertible subordinated debentures were exchanged for an aggregate of $21,924 of the Company's 15% subordinated debentures and 2,062 shares of ALARIS Medical's common stock. As a result of these transactions ALARIS Medical's long term debt was reduced $21,924 and ALARIS Medical recorded an extraordinary gain on extinguishment of debt of $15,177. For further discussion, see Note 4 to the Consolidated Financial Statements.

(4) In February, 1997 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for all periods ending after December 15, 1997 and requires all prior-period earnings per share data to be restated to conform with the provisions of the Statement. As a result of the application of this statement, prior period numbers presented may not agree with the earnings per share data previously reported.

(5) On December 4, 1995, ALARIS Medical issued a $25,000 secured promissory note which was converted to common stock during 1996 in connection with the Merger.

(6) In connection with the Merger, the Company entered into a $250,000 credit facility and also issued $200,000 of 9 3/4% senior subordinated notes due 2006. Additionally, convertible promissory notes in the aggregate principal amount of $37,500 were exchanged for 29,416 shares of Common Stock, including 3,333 shares issued as an inducement to convert, which resulted in $10,000 of debt conversion expense. ALARIS Medical also redeemed the remaining $21,924 principal amount of its 15% subordinated debentures due 1999 and recorded an extraordinary loss on extinguishment of debt of $1,630 as a result of this transaction. For further discussion, see Note 4 to the Consolidated Financial Statements.

(7)  ALARIS Medical has never paid dividends on the Common Stock.

(8) Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as ALARIS Medical believes that the inclusion of these items would not be helpful to an investor's understanding of ALARIS Medical's ability to service debt. ALARIS Medical's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(9) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during December 1996 and the first quarter of 1997.

(10) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense of $732, $681, $521, $1,332 and $3,125 for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ALARIS MEDICAL AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

     ALARIS Medical is a holding company for ALARIS Medical Systems. ALARIS Medical also identifies and evaluates potential acquisitions and investments, and performs various corporate functions. As a holding company, ALARIS Medical currently has no revenues to fund its operating and interest expense and relies on its existing cash, cash generated from operations of ALARIS Medical Systems and external borrowings to meet its obligations. Capitalized terms used but not defined herein have the meaning ascribed to them in the Notes to the Consolidated Financial Statements.

     As a result of the Merger on November 26, 1996, the operating results reported for the year ended December 31, 1997 are not comparable to 1995 or 1996. The 1995 operating results and cash flows represent those of Advanced Medical and IMED. The 1996 operating results and cash flows include those of IVAC from November 27, 1996 through December 31, 1996.

     The Company sells and services infusion systems primarily in the United States, Western Europe, Canada, Australia, Latin America and the Middle East. The Company generates revenues from the sale and/or lease of infusion pumps and sales of associated proprietary disposable administration sets. Additionally, as a result of the Merger, the Company now generates revenue from the sale of patient monitoring products.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales, as well as pro forma year ended 1996 operating results in thousands of dollars. The pro forma data is based on the historical operating results of Advanced Medical and IVAC Holdings, Inc., adjusted to give effect to the Merger as if it occurred on January 1, 1996. The data excludes non-recurring charges related to the Merger, as well as the operating results of River Medical, Inc., a subsidiary of IVAC which was divested prior to the consummation of the Merger.

     The pro forma financial data is not necessarily indicative of the Company's results of operations that might have occurred had such transactions been completed at the beginning of the period specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.


                                                                      YEAR ENDED DECEMBER 31
                                              ----------------------------------------------------------------------
                                              AS REPORTED     AS REPORTED      PRO FORMA     PRO FORMA   AS REPORTED
                                                 1995            1996            1996          1996         1997
                                              -----------     -----------     ---------      ---------   -----------
                                              (% OF SALES)   (% OF SALES)  ($ IN THOUSANDS)      (% OF SALES)
Sales . . . . . . . . . . . . . . . . . . . . .  100.0%         100.0%         $346,348       100.0%        100%
Cost of sales . . . . . . . . . . . . . . . . .  56.2            57.6           184,742         53.3        52.5
                                                ------         ------          --------        -----        ----
Gross margin. . . . . . . . . . . . . . . . . .  43.8            42.4           161,606         46.7        47.5

Selling and marketing expenses. . . . . . . . .  14.7            16.3            65,385         18.9        18.3
General and administrative expenses . . . . . .  9.5             11.2            39,985         11.5        10.9
Research and development expenses . . . . . . .  6.6              6.5            18,142          5.2         4.7
Purchased in-process research and development .   -              32.3              -              -           -
Restructuring, integration and other
    non-recurring charges . . . . . . . . . . .   -              11.2              -              -          5.8
Lease interest income . . . . . . . . . . . . .  2.1              1.8             4,601          1.2         1.2
                                                ------         ------          --------        -----        ----
Income (loss) from operations . . . . . . . . . 15.1            (33.3)            42,695        12.3         9.0
Interest income . . . . . . . . . . . . . . . .   .2               .9                363          .1          .1
Interest expense. . . . . . . . . . . . . . . . (7.2)            (9.8)           (41,692)      (12.0)      (12.4)
Debt conversion expense . . . . . . . . . . . .   -              (7.3)              -             -           -
Other, net. . . . . . . . . . . . . . . . . . .   .3               .9              1,009          .3         (.3)
                                                ------         ------           --------       -----        ----
Income (loss) before income taxes, minority
   interests and extraordinary item . . . . . .  8.4            (48.6)             2,375          .7        (3.6)
Provision for (benefit from) income taxes . . . (8.3)             (.5)             3,250          .9         (.9)

Income (loss) before minority interests
   and extraordinary item . . . . . . . . . . . 16.7%           (48.1%)          $  (875)        (.2%)      (2.7%)
                                                ------         ------           --------       -----        ----
                                                ------         ------           --------       -----        ----

OTHER DATA:
    Adjusted EBITDA . . . . . . . . . . . . . . 21.9%            20.4%          $ 75,883        21.9%       24.9%


    The following table summarizes sales to customers located in the United States and international locations:

                                                     YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------
                                         AS REPORTED  AS REPORTED  PRO FORMA  AS REPORTED
                                             1995         1996        1996        1997
                                         -----------  -----------  ---------  -----------
                                                           (IN MILLIONS)
U.S. sales. . . . . . . . . . . . . . .    $  92.2      $  100.2    $  224.6   $  227.0
International sales . . . . . . . . . .       20.4          36.2       121.7      132.1
                                           -------      --------    --------   --------
    Total sales . . . . . . . . . . . .    $ 112.6      $  136.4    $  346.3   $  359.1
                                           -------      --------    --------   --------
                                           -------      --------    --------   --------


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     SALES.   Sales increased $222.7 million during 1997 as compared to 1996 due to the Merger. On a pro forma basis, sales increased $12.7 million, or 3.7%, during 1997 as compared to 1996. United States sales increased $2.4 million, or 1.1%, on a pro forma basis while international sales increased $10.4 million, or 8.5%, on a pro forma basis. The increase in international sales is primarily due to an increase in volume of drug infusion instruments and disposable administration sets as well as the August 1996 repurchase of IMED product European distribution rights from Pharmacia & Upjohn, Inc. which has resulted in higher average selling prices for these products in 1997. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1997 as compared to the actual foreign currency exchange rates in effect during 1996, translation of 1997 international sales were adversely impacted by $7.1 million. The increase in U.S. sales in 1997 as compared to 1996, on a pro forma basis, is primarily due to an increase in drug infusion disposable administration set revenue. Such increase is due to an increase in volume of the Company's SmartSite Needle-Free System administration sets.

     GROSS MARGIN.   The gross margin percentage increased from 42.4% in 1996 to
47.5% in 1997 primarily due to supplier price concessions resulting from the Merger and favorable international margins due in part to the repurchase of European distribution rights from Pharmacia & Upjohn, Inc. These were partially offset by increased amortization expense resulting from the IVAC purchase price allocated to certain intangible assets, $1.6 million of non-recurring purchase accounting inventory adjustments, as well as $2.5 million related to a voluntary field correction of certain Gemini PC-1 and PC-2 infusion pumps charged to cost of sales during 1997. The pro forma gross margin percentage for 1996 was 46.7% compared to 48.7% for 1997, exclusive of the purchase accounting inventory adjustment and product field correction charges.

     SELLING AND MARKETING EXPENSE.   Selling and marketing expense increased
$43.5 million during 1997 primarily due to the Merger. On a pro forma basis, selling and marketing expense increased approximately $0.4 million, or 0.6%, during 1997. As a percentage of sales, on a pro forma basis, selling and marketing expense decreased from 18.9% in 1996 to 18.3% in 1997. Domestic expense decreased by $2.3 million, or 5.6%, from 1996 due to Merger-related synergies. The decrease in domestic selling and marketing expense was more than offset by increased international expenses of $2.7 million, or 10.9%, due to increased international sales and associated increase in European direct operations.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $24.0 million during 1997 primarily due to the Merger. On a pro forma basis, general and administrative expense decreased by $0.8 million, or 1.9%, during 1997. As a percentage of sales, on a pro forma basis, general and administrative expense decreased from 11.5% for 1996 to 10.9% for 1997 due to an increase in sales, as well as Merger-related synergies at ALARIS Medical Systems, including lower labor and facilities expenses. International expenses increased by $0.6 million, or 9.1% as a result of an increase in the investment in direct operations in Europe.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased approximately $8.0 million during 1997 primarily due to the Merger.
On a pro forma basis, research and development expense decreased from $18.1 million, or 5.2% of sales, for 1996 to $16.9 million, or 4.7% of sales for 1997, primarily due to synergies realized in the Merger and realignment and prioritization of research and development projects.

     PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT.   In connection with the
Merger, the assets and liabilities of IVAC were adjusted to their estimated fair values. As a result of this process, the Company incurred a one-time $44.0 million write-off during 1996 related to the value assigned to the acquired in-process research and development of IVAC projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects. The project, which represents the most significant portion of the acquired in-process research and development charge, is an improved cost effective and technologically advanced electronic thermometer.

     RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES.   The Company
incurred $20.9 million in integration costs and other non-recurring expense during 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of information systems conversion costs of $4.8 million, the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump of $4.5 million, maquiladora contract dispute settlement and related costs of $4.1 million (see Note 9 to the Consolidated Financial Statements), the write-off of drug infusion instrument tooling associated with the redesign effort on a product in development of $1.7 million, facilities moving expenses and Company name change costs of $1.6 million, management consulting fees of $1.4 million, severance of $1.3 million and other integration costs of $1.5 million. The Company has reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the intangible asset that had been recorded associated with such agreement.

     LEASE INTEREST INCOME. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income increased $2.1 million or 82.3% for 1997 as compared to 1996 primarily due to the Merger. On a pro forma basis, lease interest income decreased approximately 0.9% from 1996 to 1997.

     INCOME (LOSS) FROM OPERATIONS.   Income from operations increased $77.8
million during 1997 primarily due to the 1996 operating results including significant non-recurring purchase accounting charges. Additionally, due to the Merger being completed on November 26, 1996, the 1996 operating results include only one month of operating profit from the acquired business while 1997 includes a full year of profit contribution. This increase was partially offset by expenses related to the field correction on the Gemini pumps in the first quarter and the maquiladora business interruption in the second quarter. On a pro forma basis, operating income decreased $10.2 million from $42.7 million in 1996 to $32.5 million in 1997 primarily due to the $20.9 million of integration costs discussed above, offset by a $9.1 million improvement in gross profit.

     ADJUSTED EBITDA.   Adjusted EBITDA increased $61.5 million during 1997
primarily due to the Merger. On a pro forma basis, as a percentage of sales, Adjusted EBITDA increased from 21.9%, or $75.9 million, for 1996 to 24.9%, or $89.3 million, for 1997 due to the reasons discussed above. Excluding the $2.5 million charge to cost of sales during the first quarter of 1997, Adjusted EBITDA would have increased to $91.8 million, an increase of $15.9 million or approximately 21.0%, as compared to pro forma 1996. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

     INTEREST EXPENSE.   Interest expense increased $31.0 million during 1997
primarily due to the Merger. In addition to interest on approximately $404.0 million of borrowings to finance the Merger and related debt refinancings, higher interest expense was incurred in 1997 due to IMED's $11.0 million purchase of the European distribution rights for IMED products in August 1996. This increase in interest expense was offset by reductions in interest on $37.5 million of convertible debt which was converted to common stock in connection with the Merger, as well as the redemption of $21.9 million of 15% subordinated debentures in December 1996. On a pro forma basis, interest expense increased $2.7 million due to additional borrowings under the Company's revolving credit facility (see Liquidity and Capital Resources). The additional borrowings were used to pay for restructuring and integration costs associated with the Merger.

     INTEREST INCOME.   Interest income decreased approximately $0.7 million
during 1997 as compared to 1996 due to the liquidation of interest earning restricted cash balances during 1996.

     DEBT CONVERSION EXPENSE. In connection with the Merger, $37.5 million of convertible notes payable to Decisions were converted to Common Stock. In order to induce conversion, 3,333,333 shares of Common Stock were issued to Decisions. As a result, during 1996 ALARIS Medical recorded a non-cash charge of $10.0 million based upon the fair value of the shares issued.

     OTHER (EXPENSE) INCOME.   Other income decreased $2.8 million during 1997
as compared to 1996, partially due to a foreign exchange loss of approximately $1.0 million during 1997 as compared to foreign exchange gain of approximately $.5 million during 1996. Also, during 1996, ALARIS Medical sold its investment in the common stock of Alteon, Inc. for approximately $2.4 million and realized a gain of approximately $0.7 million.

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

     PURCHASED RESEARCH AND DEVELOPMENT. In connection with the Merger, the assets and liabilities of IVAC were adjusted to their estimated fair values. As a result of this process, the Company incurred a one-time $44.0 million write-off during 1996 related to the value assigned to the acquired in-process research and development of IVAC projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects. The project, which represents the most significant portion of the acquired in-process research and development charge, is an improved cost effective and technologically advanced electronic thermometer.

     RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING COSTS. In connection with the Merger, management performed an extensive review of the operating activities of both IMED and IVAC in order to reduce costs and maximize synergies. Management identified duplicative costs to eliminate and developed and implemented plans to consolidate and integrate the companies' operations including product strategies, manufacturing, service centers, research and development, marketing and other administrative functions. As a result, the Company recorded a non-recurring charge related to the implementation of these plans in the amount of $15.3 million in 1996. Estimated dealer termination costs, as well as severance and benefits costs related to the acquired company's personnel in the amount of $2.8 million were also accrued at the acquisition date. In accordance with generally accepted accounting principles, such items effectively increased the amount of goodwill recorded in connection with the Merger and were not included in the $15.3 million restructuring and integration expense included in the Consolidated Statement of Operations for the year ended December 31, 1996. At December 31, 1996, the Company had approximately $15.1 million accrued related to restructuring costs, primarily all of which was paid during 1997.

     As a result of the Merger, approximately 225 employees from all functional areas were given notice of termination in December 1996. Approximately 125 of such terminations were effective December 31, 1996 while the additional 100 employees were phased-out during the first half of 1997.

     Due to excess capacity at the manufacturing facilities of both companies, the Company consolidated IMED's instrument manufacturing operations into the existing IVAC facility. This consolidation was completed in December 1996. In addition, as a result of the employee terminations described above, management decided to consolidate the headquarters of IMED into IVAC's existing headquarters. This consolidation was substantially completed during the first quarter of 1997.

     LEASE INTEREST INCOME. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income increased $0.2 million or 7.2% for 1996 as compared to 1995 primarily due to the Merger.

     INCOME (LOSS) FROM OPERATIONS. Income from operations decreased from $17.1 million for 1995 to a loss of $45.3 million for 1996 primarily due to the Merger and resulting purchase accounting adjustments which more than offset the IVAC only operating income generated in December 1996. Excluding the impact of the Merger on the 1996 operating results, consolidated ALARIS Medical operating income decreased $2.3 million or 13.5% from $17.1 million in 1995 to $14.8 million in 1996 due to the reasons discussed above.

     ADJUSTED EBITDA.   For the reasons discussed above excluding the impact of
the Merger, as a percentage of sales, Adjusted EBITDA decreased from 21.9%, or $24.6 million, for 1995 to 20.3%, or $22.9 million, for 1996. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, restructuring charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

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

     DEBT CONVERSION EXPENSE. In connection with the Merger, $37.5 million of convertible notes payable to Decisions were converted to Common Stock. In order to induce conversion, 3.3 million shares of Common Stock were issued to Decisions. As a result, during 1996 ALARIS Medical recorded a non-cash charge of $10.0 million based upon the fair value of the shares issued.

     OTHER INCOME. During 1996, ALARIS Medical sold its investment in the common stock of Alteon, Inc. for approximately $2.4 million and realized a gain of approximately $0.7 million.

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

     The Company expects to continue to meet its liquidity needs, including capital expenditure requirements with cash flow from operations and borrowings under the credit facility. In addition to operating expenses, the Company's primary future use of funds will be to fund capital expenditures and strategic acquisitions and to pay debt service on outstanding indebtedness.

     During 1997, the Company made cash payments of approximately $12.2 million related to merger and integration costs accrued at December 31, 1996, as well as payments of approximately $15.0 million for integration costs expensed during 1997.

     At December 31, 1997, the Company's outstanding indebtedness was $446.1 million, which includes $198.8 million of bank term debt under the credit facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average fixed rate of 9.6% on the principal balance covered. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the credit facility at December 31, 1997 would result in additional annual interest expense of approximately $1.0 million. During March, 1998 the credit facility was amended and the interest rates on the bank debt reduced. As a result, the weighted average interest rate, including the effect of the interest rate protection agreement, was reduced to 8.5% based on the amounts outstanding at the time of the amendment. The Company incurred fees of approximately $.4 million related to such interest rate reductions. Included in total consolidated debt, at December 31, 1997, ALARIS Medical had outstanding $16.2 million of 71/4% Convertible Debentures.

     In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the credit facility. At December 31, 1997, $25.2 million in borrowings and $0.5 million under letters of credit were outstanding under this line of credit and $24.3 million was available.

     In connection with the Merger, the Company assumed IVAC's obligations to Siemens Infusion Systems Ltd. (SIS). These obligations relate to the payment of additional purchase consideration related to the acquisition of the MiniMed product line (the predecessor product line to MS III). The Company's remaining obligation to SIS is the greater of $3.0 million per year or 8% of the prior year's MS III sales in 1998 and 1999. The Company made the minimum 1997 payment of $3.0 million during the first quarter of 1997.

     As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that cash provided by operations will be sufficient to meet its interest expense obligations.

     Annual amortization of the Company's indebtedness is $14.6 million, $15.6 million and $13.7 million for 1998, 1999 and 2000, respectively.

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

     The Company made capital expenditures of approximately $19.8 million during the year ended December 31, 1997, of which approximately $5.7 million was related to the consolidation of the IMED and IVAC facilities. The Company anticipates capital expenditures of approximately $25.0 million during 1998.

     In addition to routine capital expenditures, the Company has made a total of approximately $6.0 million of capital and operating expenditures during 1997 and expects to make approximately $5.8 million and $.3 million during 1998 and 1999, respectively, for the acquisition and implementation of a new enterprise-wide information system.

     During the first quarter of 1998 the Company created a corporate development function to assess product and company acquisitions, distribution alliances and joint ventures which would expand Company technologies into unserved markets. While there can be no assurances that the Company will complete any acquisitions, depending on the value of potential acquisitions, the Company might fund such transactions through a variety of sources, including existing or new debt facilities or through the sale of equity securities.

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

BACKLOG

     The backlog of orders, believed to be firm, at December 31, 1996 and 1997 was $8.5 million and $2.7 million, respectively.

FOREIGN OPERATIONS

     As a result of the Merger, the Company has significant foreign operations. Accordingly, the Company is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1997, primarily a strengthening of the U.S. dollar against many European currencies, the Company recognized a foreign currency transaction loss of approximately $1.0 million during 1997. The Company will evaluate hedging programs during 1998 to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ALARIS Medical, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 82 present fairly, in all material respects, the financial position of ALARIS Medical, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Diego, California
March 2, 1998

                    ALARIS MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
       (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                 1996       1997
                                                              ---------   --------
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . .   $  12,084   $   6,984
   Restricted cash and investment securities. . . . . . . .       2,332           -
   Receivables, net . . . . . . . . . . . . . . . . . . . .      87,880      83,406
   Inventories. . . . . . . . . . . . . . . . . . . . . . .      58,976      61,666
   Prepaid expenses and other current assets. . . . . . . .      21,582      23,260
                                                              ---------   ---------
     Total current assets . . . . . . . . . . . . . . . . .     182,854     175,316
                                                              ---------   ---------
Net investment in sales-type leases, less current portion .      27,276      30,404
Property, plant and equipment, net. . . . . . . . . . . . .      56,628      55,365
Other non-current assets. . . . . . . . . . . . . . . . . .      18,107      16,279
Intangible assets, net. . . . . . . . . . . . . . . . . . .     308,517     287,933
                                                              ---------   ---------
                                                              $ 593,382   $ 565,297
                                                              ---------   ---------
                                                              ---------   ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt. . . . . . . . . . . .    $  3,963   $  14,559
   Accounts payable . . . . . . . . . . . . . . . . . . . .      25,812      24,042
   Accrued expenses and other current liabilities . . . . .      50,196      50,988
   Accrued restructuring and integration costs. . . . . . .      15,098       1,680
                                                              ---------   ---------
     Total current liabilities. . . . . . . . . . . . . . .      95,069      91,269
                                                              ---------   ---------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . .     436,130     431,571
Other non-current liabilities . . . . . . . . . . . . . . .      16,130      10,508
                                                              ---------   ---------
     Total non-current liabilities. . . . . . . . . . . . .     452,260     442,079
                                                              ---------   ---------

Contingent liabilities and commitments (Notes 8 and 15)
Stockholders' equity:
   Preferred stock, authorized 6,000 shares at $.001 par
     value, issued and outstanding - none . . . . . . . . .
   Common stock, authorized 75,000 shares at $.01 par
     value; issued and outstanding - 58,977 and 59,102
     shares at December 31, 1996 and 1997, respectively . .         589         591
   Capital in excess of par value . . . . . . . . . . . . .     147,840     148,341
   Accumulated deficit. . . . . . . . . . . . . . . . . . .    (101,704)   (111,330)
   Treasury stock . . . . . . . . . . . . . . . . . . . . .        (734)     (2,027)
   Equity adjustment for foreign currency translation . . .          62      (3,626)
                                                              ---------   ---------
     Total stockholders' equity . . . . . . . . . . . . . .      46,053      31,949
                                                              ---------   ---------
                                                              $ 593,382   $ 565,297
                                                              ---------   ---------
                                                              ---------   ---------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                        ALARIS MEDICAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
            (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            YEAR ENDED DECEMBER 31,
                                                                       1995         1996         1997
                                                                    ----------   ----------   ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  112,551   $  136,371   $  359,077
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .     63,219       78,616      188,340
                                                                    ----------   ----------   ----------
     Gross margin . . . . . . . . . . . . . . . . . . . . . . . . .     49,332       57,755      170,737
                                                                    ----------   ----------   ----------
Selling and marketing expenses. . . . . . . . . . . . . . . . . . .     16,567       22,273       65,797
General and administrative expenses . . . . . . . . . . . . . . . .     10,661       15,210       39,231
Research and development expenses . . . . . . . . . . . . . . . . .      7,386        8,854       16,876
Purchased in-process research and development . . . . . . . . . . .          -       44,000            -
Restructuring, integration and other non-recurring charges. . . . .          -       15,277       20,902
                                                                    ----------   ----------   ----------
     Total operating expenses . . . . . . . . . . . . . . . . . . .     34,614      105,614      142,806
                                                                    ----------   ----------   ----------

Lease interest income . . . . . . . . . . . . . . . . . . . . . . .      2,333        2,501        4,559
                                                                    ----------   ----------   ----------
     Income (loss) from operations. . . . . . . . . . . . . . . . .     17,051      (45,358)      32,490

Other income (expenses):
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . .        192        1,193         532
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .     (8,153)     (13,393)    (44,413)
  Debt conversion expense . . . . . . . . . . . . . . . . . . . . .          -      (10,000)          -
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .        313        1,222      (1,535)
                                                                    ----------   ----------   ----------
     Total other expense. . . . . . . . . . . . . . . . . . . . . .     (7,648)     (20,978)    (45,416)
                                                                    ----------   ----------   ----------
Income (loss) before income taxes, minority interests and
  extraordinary item. . . . . . . . . . . . . . . . . . . . . . . .      9,403      (66,336)    (12,926)
Benefit from income taxes . . . . . . . . . . . . . . . . . . . . .     (9,374)        (730)     (3,300)
                                                                    ----------   ----------   ----------
Income (loss) before minority interests and extraordinary item. . .     18,777      (65,606)     (9,626)
Minority interests in consolidated subsidiaries . . . . . . . . . .     (6,500)           -           -
                                                                    ----------   -----------  ----------
Income (loss) before extraordinary item . . . . . . . . . . . . . .     12,277      (65,606)     (9,626)
Extraordinary item - gain (loss) on early retirement
of debt, net of taxes . . . . . . . . . . . . . . . . . . . . . . .     15,177       (1,630)          -
                                                                    ----------   ----------   ----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .     27,454      (67,236)     (9,626)
Dividends on mandatorily redeemable preferred stock . . . . . . . .        650          962           -
                                                                    ----------   ----------   ----------
Net income (loss) attributable to common stock. . . . . . . . . . .  $  26,804   $  (68,198)  $  (9,626)
                                                                    ----------   ----------   ----------
                                                                    ----------   ----------   ----------

Income (loss) per common share assuming no dilution:
     Income (loss) before extraordinary item. . . . . . . . . . . .  $     .75   $    (3.27)  $    (.16)
     Extraordinary item . . . . . . . . . . . . . . . . . . . . . .        .98         (.08)          -
                                                                    ----------   ----------   ----------
     Net income (loss) per common share assuming no dilution. . . .  $    1.73   $    (3.35)  $    (.16)
                                                                    ----------   ----------   ----------

Income (loss) per common share assuming dilution:
     Income (loss) before extraordinary item. . . . . . . . . . . .  $     .38   $    (3.27)  $    (.16)
     Extraordinary item . . . . . . . . . . . . . . . . . . . . . .        .46         (.08)          -
                                                                    ----------   ----------   ----------
     Net income (loss) per common share assuming dilution . . . . .  $     .84   $    (3.35)  $    (.16)
                                                                    ----------   ----------   ----------
                                                                    ----------   ----------   ----------

Weighted average common shares outstanding assuming no dilution . .     15,506       20,343       58,644
                                                                    ----------   ----------   ----------
                                                                    ----------   ----------   ----------

Weighted average common shares outstanding assuming dilution. . . .     33,236       20,343       58,644
                                                                    ----------   ----------   ----------
                                                                    ----------   ----------   ----------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                            FINANCIAL STATEMENT

                        ALARIS MEDICAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------
                               (DOLLARS IN THOUSANDS)


                                                                          YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                      1995       1996          1997
                                                                    --------   ---------     ---------
Cash flows from operating activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . .  $ 27,454   $ (67,236)    $ (9,626)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . .     7,575      10,499       34,288
  Net (gain) loss on disposal/write-off of property, plant
    and equipment and intangible assets. . . . . . . . . . . . . .      (176)       (452)       6,735
  Minority interests in consolidated subsidiaries. . . . . . . . .     6,500           -            -
  Extraordinary (gain) loss - early retirement of debt,
    net of taxes . . . . . . . . . . . . . . . . . . . . . . . . .   (15,177)      1,630            -
  Debt conversion expense. . . . . . . . . . . . . . . . . . . . .         -      10,000            -
  Debt discount and issue costs amortization . . . . . . . . . . .       521       1,332        3,125
  Purchased in-process research and development. . . . . . . . . .         -      44,000            -
  Inventory purchase price allocation adjustment . . . . . . . . .         -       4,014        1,607
  Non-cash restructuring charges . . . . . . . . . . . . . . . . .         -       1,616            -
  (Increase) decrease in assets, net of effects of the Merger:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . .    (2,096)     (2,932)       1,509
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .     4,518      (1,223)      (4,681)
    Prepaid expenses and other current assets. . . . . . . . . . .    (1,511)        578       (1,773)
    Net investment in sales-type leases. . . . . . . . . . . . . .      (458)      1,830       (3,128)
    Other non-current assets . . . . . . . . . . . . . . . . . . .   (10,718)      7,872          172
Increase (decrease) in liabilities, net of effects of the Merger:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      (546)      2,975       (1,548)
    Accrued expenses, restructuring and integration
    costs and other current liabilities. . . . . . . . . . . . . .     2,900       1,536      (11,305)
    Other non-current liabilities. . . . . . . . . . . . . . . . .      (313)     (8,324)      (5,622)
                                                                    --------   ---------     ---------
Net cash provided by operating activities . . . . . . . . . . . .     18,473       7,715        9,753
                                                                    --------   ---------     ---------

Cash flows from investing activities:
    Net (increase) decrease in restricted cash and investments . .  (25,486)      24,886        2,332
    Capital expenditures . . . . . . . . . . . . . . . . . . . . .   (4,803)      (9,502)     (19,843)
    Payments for product distribution rights . . . . . . . . . . .   (3,402)     (12,556)           -
    Proceeds from disposal of property, plant and equipment. . . .       17          106           89
    Proceeds from sale of investments. . . . . . . . . . . . . . .      859        2,374            -
    Acquisition of business, net of cash acquired (Note 2) . . . .        -     (219,459)           -
    Return of capital investment . . . . . . . . . . . . . . . . .        -            -          148
                                                                    --------   ---------     ---------
Net cash used in investing activities. . . . . . . . . . . . . . .  (32,815)    (214,151)     (17,274)
                                                                    --------   ---------     ---------

Cash flows from financing activities:
    Principal payments on long-term debt . . . . . . . . . . . . .   (1,218)        (322)      (4,248)
    Proceeds from issuance of notes payable and long-term debt . .   25,000      400,000            -
    Net (repayments) proceeds under former revolving credit
      facilities . . . . . . . . . . . . . . . . . . . . . . . . .   (7,764)      10,006            -
    Proceeds from revolving credit facility. . . . . . . . . . . .        -       15,200       34,300
    Repayments of revolving credit facility. . . . . . . . . . . .        -            -      (24,300)
    Proceeds from issuance of common stock . . . . . . . . . . . .        -       40,024            -
    Proceeds from exercise of stock options. . . . . . . . . . . .        -            -          241
    Debt issuance costs. . . . . . . . . . . . . . . . . . . . . .     (498)     (16,888)        (919)
    Debt repaid in Merger. . . . . . . . . . . . . . . . . . . . .        -     (210,723)           -
    Redemption of preferred stock including related dividends. . .        -       (7,844)           -
    Purchase of common stock warrant . . . . . . . . . . . . . . .        -      (12,500)           -
    Repurchase of common stock . . . . . . . . . . . . . . . . . .        -            -       (1,293)
                                                                    --------   ---------     ---------
Net cash provided by financing activities. . . . . . . . . . . . .   15,520      216,953        3,781
                                                                    --------   ---------     ---------
Effect of exchange rate changes on cash. . . . . . . . . . . . . .     (656)        (295)      (1,360)
                                                                    --------   ---------     ---------
Net increase (decrease) in cash . . . . . . . . . . . . . . . . . .     522       10,222       (5,100)
Cash at beginning of year . . . . . . . . . . . . . . . . . . . . .   1,340        1,862       12,084
                                                                    --------   ---------     ---------
Cash at end of year . . . . . . . . . . . . . . . . . . . . . . . .$  1,862    $  12,084      $ 6,984
                                                                    --------   ---------     ---------
                                                                    --------   ---------     ---------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                           FINANCIAL STATEMENTS.

                    ALARIS MEDICAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------
                   (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)

                                                                                                    UNREALIZED
                                                                                                      HOLDING    EQUITY
                                                                                                       GAINS   ADJUSTMENT
                                                                                                       FROM       FROM
                                         COMMON STOCK     CAPITAL IN               TREASURY STOCK   SECURITIES   FOREIGN
                                      -----------------    EXCESS OF  ACCUMULATED  ---------------   AVAILABLE  CURRENCY
                                        SHARES   AMOUNT    PAR VALUE    DEFICIT    SHARES   AMOUNT   FOR SALE  TRANSLATION   TOTAL
                                      --------  -------   ----------  -----------  -------- ------  ---------- -----------   ------
Balance at December 31, 1994. . . .     14,152   $  142    $  58,703  $ (61,922)     83    $ (734)   $  883      $   690   $ (2,238)

Issuance of common stock. . . . . .      2,062       20        4,912                                                          4,932
Dividends on mandatorily
  redeemable preferred stock. . . .                             (650)                                                          (650)
Increase in unrealized gains from
  securities available for sale,
  net of tax. . . . . . . . . . . .                                                                   2,694                   2,694
Equity adjustment from foreign
  currency translation. . . . . . .                                                                                 (660)      (660)
Net income for the year . . . . . .                                      27,454                                              27,454
                                      --------    -----     --------   --------    ----     -----    ------       ------   --------
Balance at December 31, 1995. . . .     16,214      162       62,965    (34,468)     83      (734)    3,577           30     31,532

Issuance of common stock upon
  conversion of notes payable . . .     29,416      294       47,206                                                         47,500
Issuance of common stock. . . . . .     13,333      133       39,867                                                         40,000
Dividends on mandatorily
  redeemable preferred stock. . . .                             (962)                                                          (962)
Decrease in unrealized gain on
  securities available for sale,
  net of tax. . . . . . . . . . . .                                                                  (3,577)                 (3,577)
Purchase of common stock warrant. .                           (1,000)                                                        (1,000)
Exercise of stock options . . . . .         14                    24                                                             24
Equity adjustment from foreign
  currency translation. . . . . . .                             (260)                                                 32       (228)
Net loss for the year . . . . . . .                                     (67,236)                                            (67,236)
                                      --------    -----     --------   --------    ----     -----    ------       ------   --------
Balance at December 31, 1996. . . .     58,977      589      147,840   (101,704)     83      (734)        -           62     46,053

Exercise of stock options . . . . .        125        2          239                                                            241
Tax benefit from exercise of
  options . . . . . . . . . . . . .                              262                                                            262
Purchase of treasury stock. . . . .                                                 370    (1,293)                           (1,293)
Equity adjustment from foreign
  currency translation. . . . . . .                                                                               (3,688)    (3,688)
Net loss for the year . . . . . . .                                      (9,626)                                             (9,626)
                                      --------    -----     --------   --------    ----     -----    ------       ------   --------
Balance at December 31, 1997. . . .     59,102    $ 591     $148,341  $(111,330)    453   $(2,027)   $    -      $(3,626)  $ 31,949
                                      --------    -----     --------   --------    ----     -----    ------       ------   --------
                                      --------    -----     --------   --------    ----     -----    ------       ------   --------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                FINANCIAL STATEMENTS.

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY:

     ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc., operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories. On November 26, 1996, IMED Corporation ("IMED"), then a wholly-owned subsidiary of Advanced Medical, Inc., ("Advanced Medical") acquired all of the outstanding stock of IVAC Holdings, Inc. ("IVAC Holdings") and its subsidiaries including IVAC Medical Systems, Inc. (Note 2). In connection with the acquisition, IMED and IVAC Medical Systems, Inc. were merged into IVAC Holdings (the "Merger"), which then changed its name to ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"). The acquisition was accounted for as a purchase. The accompanying balance sheet as of December 31, 1996 reflects the assets, liabilities and stockholders' equity of ALARIS Medical and its subsidiaries, including the merged entity. The accompanying statements of operations, of cash flows and of stockholders' equity for the year ended December 31, 1996 include the operations and cash flows of IVAC Holdings subsequent to the acquisition date. ALARIS Medical and its subsidiaries are collectively referred to as the "Company."

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION:

     The financial statements include the accounts of ALARIS Medical and its greater than 50 percent-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION:

     Revenue is recorded upon product shipment, net of an allowance for estimated returns, or service delivery. Additionally, the Company leases instruments to customers under non-cancelable sales-type capital leases and operating lease contracts with terms ranging generally from 1 to 6 years. The Company sells instruments via long-term financing arrangements to a number of customers under agreements which allow customers to acquire instruments with no initial payment. The sales price for the instruments is recovered via surcharges applied to minimum purchase commitments of related disposables. The term of the financing is generally three to five years, with interest at rates of 9% to 15%. Unearned finance revenue is calculated using the inherent rate of interest on each agreement, the expected disposable shipment period and the principal balance financed and is recognized as disposables are shipped using a reducing principal balance method

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

which approximates the interest method. Contract provisions include liquidated damage clauses which are sufficient to recover the sales price of the instruments in the event of customer cancelation.

CONCENTRATIONS OF CREDIT RISK:

     The Company provides a variety of financing arrangements for its customers. The majority of the Company's accounts receivable are from hospitals throughout the United States and Europe with credit terms of generally 30 days. The Company maintains adequate reserves for potential credit losses and such losses have been within management's estimates.

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

     Building and leasehold improvements.............    3 to 10 years
     Machinery and equipment.........................    3 to 10 years
     Furniture and fixtures..........................    4 to 8 years
     Instruments on operating lease contracts........    1 to 6 years

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

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     Intangible assets are amortized as follows:

     Supply agreements.................  Straight-line     3 years
     Patents...........................  Straight-line    13 years (weighted average)
     Workforce.........................  Straight-line    14 years
     Product distribution license fee..  Straight-line    15 years
     Trademarks........................  Straight-line    30 years
     Goodwill..........................  Straight-line    30 to 35 years

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

DEBT ISSUE COSTS:

     Debt issue costs aggregating $17,504 and $15,734 at December 31, 1996 and 1997, respectively, are amortized using the interest method over the respective terms of the debt agreements and are included in other non-current assets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of the Company's financial instruments, including cash, trade receivables and payables, approximates their fair value due to their short-term maturities. The fair values of the Company's long-term lease receivables are estimated by discounting future cash flows using discount rates that reflect the risk associated with similar types of loans. The fair value of the Company's long-term debt is estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

maturities and the quoted market price for the debentures. The estimated fair values of both the Company's long-term lease receivables and long-term debt, with the exception of the debentures, approximate their carrying values. The carrying value of the debentures was $16,152 at December 31, 1996 and 1997 and the fair value was approximately $12,800 and $14,900 at December 31, 1996 and 1997, respectively.

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

STOCK-BASED COMPENSATION:

     During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has included disclosure of the pro forma effects of SFAS 123 in Note 7 to these Consolidated Financial Statements.

NET INCOME (LOSS) PER COMMON SHARE:

     The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding. The Company's net income (loss) per common share assuming dilution is computed using the weighted average number of common shares outstanding plus dilutive potential common shares using the treasury stock method at the average market price during the reporting period (Note 10).

RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to the classifications used in 1997.

COMPREHENSIVE INCOME:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company is

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

required to adopt for 1998. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency translation items currently recorded to stockholders' equity. Upon adoption of FAS 130, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The adoption of FAS 130 will not have an impact on the Company's consolidated financial statements but will require display of comprehensive income including items not currently included.

NOTE 2 - THE MERGER

     On November 26, 1996, IMED acquired all of the outstanding stock of IVAC Holdings and its subsidiaries including IVAC Medical Systems, Inc., in exchange for $390,000 plus acquired cash of $7,225 less total debt assumed aggregating $173,314 plus related expenses. The Merger was financed with $204,200 in bank debt and $200,000 in senior subordinated notes. Subsequent to the acquisition, IVAC Medical Systems, Inc. and IMED were merged into IVAC Holdings, which subsequently changed its name to ALARIS Medical Systems, Inc.

     In connection with the Merger, ALARIS Medical contributed $19,588 to IMED (the "Capital Contribution"). The Capital Contribution was funded in part through the sale to Decisions Incorporated ("Decisions"), a corporation wholly owned by ALARIS Medical's principal stockholder, of 13,333 shares of its common stock for aggregate proceeds of $40,000 (the "Decisions Contribution"). The balance of the Capital Contribution was funded with existing cash balances of ALARIS Medical. The portion of the net proceeds of the Decisions Contribution not applied to make the Capital Contribution was used by ALARIS Medical to redeem $21,924 principal amount of its 15% subordinated debentures due 1999 (Note 4) and fund the redemption of ALARIS Medical's outstanding preferred stock. In connection with the Decisions Contribution, Decisions exchanged an aggregate of $37,500 in principal amount of convertible promissory notes previously issued by ALARIS Medical for 29,416 shares of ALARIS Medical common stock, including 3,333 shares of ALARIS Medical common stock issued as an inducement to convert (Note 4).

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

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 2 - THE MERGER (CONTINUED)


                                                                    YEAR ENDED DECEMBER 31,
                                                                    ----------------------
                                                                       1995        1996
                                                                    ----------   ---------
     Sales:
        As reported . . . . . . . . . . . . . . . . . . . . . .     $  112,551   $  136,371
        Pro forma . . . . . . . . . . . . . . . . . . . . . . .     $  352,728   $  346,348

     Income (loss) before extraordinary item:
        As reported . . . . . . . . . . . . . . . . . . . . . .     $   12,277   $  (65,606)
        Pro forma . . . . . . . . . . . . . . . . . . . . . . .     $  (38,372)  $   (1,364)

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                          DECEMBER 31,
                                                                    ----------------------
                                                                       1996        1997
                                                                    ----------   ---------
RECEIVABLES:
     Trade receivables. . . . . . . . . . . . . . . . . . . . .     $   75,170   $   73,282
     Allowance for doubtful accounts. . . . . . . . . . . . . .         (4,085)      (3,259)
                                                                    ----------   ----------
                                                                        71,085       70,023
     Current portion of net investment in sales-type leases
       (Note 8) . . . . . . . . . . . . . . . . . . . . . . . .         16,795       13,383
                                                                    ----------   ----------
                                                                    $   87,880   $   83,406
                                                                    ----------   ----------
                                                                    ----------   ----------
INVENTORIES:
     Raw materials. . . . . . . . . . . . . . . . . . . . . . .     $   24,711   $   24,144
     Work-in-process. . . . . . . . . . . . . . . . . . . . . .          9,622        8,363
     Finished goods . . . . . . . . . . . . . . . . . . . . . .         24,643       29,159
                                                                    ----------   ----------
                                                                    $   58,976   $   61,666
                                                                    ----------   ----------
                                                                    ----------   ----------
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
     Deferred income tax asset. . . . . . . . . . . . . . . . .     $   16,201   $   19,135
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          5,381        4,125
                                                                    ----------   ----------
                                                                    $   21,582   $   23,260
                                                                    ----------   ----------
                                                                    ----------   ----------
PROPERTY, PLANT AND EQUIPMENT:
     Land . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      640   $      640
     Building and leasehold improvements. . . . . . . . . . . .         10,073       14,000
     Machinery and equipment. . . . . . . . . . . . . . . . . .         32,230       39,987
     Furniture and fixtures . . . . . . . . . . . . . . . . . .          5,215        5,401
     Instruments under operating lease contracts. . . . . . . .         17,245       20,338
     Construction-in-process. . . . . . . . . . . . . . . . . .          8,102        9,138
                                                                    ----------   ----------
                                                                        73,505       89,504
     Accumulated depreciation and amortization. . . . . . . . .        (16,877)     (34,139)
                                                                    ----------   ----------
                                                                    $   56,628   $   55,365
                                                                    ----------   ----------
                                                                    ----------   ----------

                                     47

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (CONTINUED)

     Depreciation expense was $4,211, $5,827 and $17,417 for 1995, 1996 and 1997, respectively.

                                                                           DECEMBER 31,
                                                                      ---------------------
                                                                         1996        1997
                                                                      ---------   ---------
OTHER NON-CURRENT ASSETS:
     Debt issue costs . . . . . . . . . . . . . . . . . . . . . . .   $  17,504   $  15,734
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         603         545
                                                                      ---------   ---------
                                                                      $  18,107   $  16,279
                                                                      ---------   ---------
                                                                      ---------   ---------
INTANGIBLE ASSETS:
     Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 179,879   $ 180,381
     Patents  . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,661      28,661
     Product distribution license fee . . . . . . . . . . . . . . .       8,742       3,837
     Supply agreements. . . . . . . . . . . . . . . . . . . . . . .      10,758      10,758
     Trademarks . . . . . . . . . . . . . . . . . . . . . . . . . .      90,000      90,000
     Workforce  . . . . . . . . . . . . . . . . . . . . . . . . . .       7,100       7,100
                                                                      ---------   ---------
                . . . . . . . . . . . . . . . . . . . . . . . . . .     325,140     320,737
     Accumulated amortization . . . . . . . . . . . . . . . . . . .     (16,623)    (32,804)
                                                                      ---------   ---------
                                                                      $ 308,517   $ 287,933
                                                                      ---------   ---------
                                                                      ---------   ---------

     Supply agreements represent non-cancelable customer commitments to purchase specified quantities of disposable administration sets and probe covers at contracted prices.

     Amortization expense was $3,364, $4,672 and $16,871 during 1995, 1996 and 1997, respectively.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
     Income taxes payable . . . . . . . . . . . . . . . . . . . . .   $   2,647   $   2,721
     Compensation . . . . . . . . . . . . . . . . . . . . . . . . .       8,096      13,556
     Warranty . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,676      12,855
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,907       4,000
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,870      17,856
                                                                      ---------   ---------
                                                                      $  50,196   $  50,988
                                                                      ---------   ---------
                                                                      ---------   ---------

OTHER NON-CURRENT LIABILITIES:
     Deferred income tax liability. . . . . . . . . . . . . . . . .   $    8,943  $   4,283
     Warranty . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,039      6,225
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,148          -
                                                                      ---------   ---------
                                                                      $   16,130  $  10,508
                                                                      ---------   ---------
                                                                      ---------   ---------

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                        --------------------------
                                                            1996            1997
                                                        ----------       ---------
Bank credit facility
     Term loan facilities. . . . . . . . . . . . .      $  200,000       $ 198,750
     Revolving credit facilities . . . . . . . . .          15,200          25,200
9.75% Senior Subordinated Notes due 2006 . . . . .         200,000         200,000
7.25% Convertible Subordinated Debentures
  due 2002 . . . . . . . . . . . . . . . . . . . .          16,152          16,152
Other. . . . . . . . . . . . . . . . . . . . . . .           8,741           6,028
                                                        ----------       ---------
                                                           440,093         446,130
     Current portion . . . . . . . . . . . . . . .          (3,963)        (14,559)
                                                        ----------       ---------
Long-term debt . . . . . . . . . . . . . . . . . .      $  436,130       $ 431,571
                                                        ----------       ---------
                                                        ----------       ---------

BANK CREDIT FACILITY:

     In connection with the Merger, the Company entered into a $250,000 bank credit facility (the "Facility") with a syndicate of financial institutions which consists of $200,000 of term loans ($75,000 Tranche A Term Loans maturing in 2002, $42,500 Tranche B Term Loans maturing in 2003, $42,500 Tranche C Term Loans maturing in 2004 and $40,000 Tranche D Term Loans maturing in 2005) and a $50,000 revolving credit facility maturing in 2002 of which $25,200 in principal was outstanding at December 31, 1997. Available funds under the revolving credit facility ($24,300 at December 31, 1997) are based on the difference between $50,000 and the amounts of outstanding letters of credit ($500 at December 31, 1997) and borrowings issued under the revolving credit facility.

     During 1997, Tranche A, B, C and D term loans bore interest at a Eurodollar rate plus 2.5%, 3.0%, 3.5% and 3.75%, respectively. Such total rates were 8.4%, 8.9%, 9.4% and 9.7%, respectively, at December 31, 1997. Borrowings under the revolving credit facility bear interest at the same rate as Tranche A. The Company has an interest rate protection agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 1997, the Company had outstanding an interest rate protection agreement with commercial banks, having a total notional principal amount of $98,075. That agreement effectively changed the Company's interest rate exposure on its floating rate debt and resulted in a weighted average interest rate of 9.6% on the principal balance covered.

     Effective March 1998, the Facility was amended and interest rates decreased to a Eurodollar rate plus 2.25% for the revolving credit facility and Tranche A loans and a Eurodollar rate plus 2.5% for Tranches B, C and D.

     The Facility contains various operating and financial covenants, as well as certain covenants relating to reporting requirements. As of December 31, 1996 and December 31, 1997 the Company was in compliance with all such covenants.

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

SENIOR SUBORDINATED NOTES:

     In connection with the Merger, on November 19, 1996, the Company issued $200,000 of senior subordinated notes due 2006 (the "Notes"). The Notes bear interest at a rate of 9.75% per annum, which is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1997. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2001 at the redemption prices set forth in the indenture plus accrued and unpaid interest to the date of redemption. In the event of a change of control, as defined in the indenture, holders of the Notes will have the right to require the Company to purchase their Notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

DEBENTURES:

     At December 31, 1994, the Company had outstanding 7.25% convertible subordinated debentures due 2002 ("7.25% Debentures") in the principal amount of $60,000. The 7.25% Debentures are convertible at the option of the holder into common stock of the Company at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18.14 per share, subject to adjustment in certain events. The 7.25% Debentures mature on January 15, 2002, with interest payable semi-annually on each January 15 and July 15. The 7.25% Debentures are redeemable in whole or in part at the option of the Company at any time on or after January 15, 1993, at the redemption prices set forth in the indenture, together with accrued and unpaid interest. Holders may require the Company to repurchase the 7.25% Debentures, in whole or in part, in certain circumstances involving a change in control of the Company. The 7.25% Debentures are subordinate to all existing or future senior indebtedness of the Company, and are also effectively subordinated to liabilities of the Company's subsidiaries. The indenture does not restrict the incurrence of senior indebtedness or other indebtedness by the Company or any subsidiary.

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

     On May 19, 1995, the Company completed a second exchange ("Second Exchange") wherein $15,603 of Old Debentures were exchanged for an aggregate of $7,801 of newly created 15% Subordinated Debentures due 1999 ("New Debentures") and 733 shares of Common Stock. In addition, the Company accepted for exchange all of the First Debentures and Common Stock from the Exchange for an aggregate of $14,123 of New Debentures and 1,328 shares of Common Stock. As a result of these transactions, the Company recognized an extraordinary gain on the extinguishment of debt of $6,370 (net of the write-off of unamortized debt issue costs of $727 related to the Old Debentures and net of $362, the taxes applicable to the Second Exchange).

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     In connection with the Merger, the Company redeemed the remaining $21,924 principal amount of New Debentures plus a 10% premium. As a result of this transaction, the Company recognized an extraordinary loss for the year ended December 31, 1996, on the extinguishment of debt of $1,630, net of income tax benefit of $878.

REFINANCINGS:

     During 1994 and 1995, the Company borrowed an aggregate of $37,500 from Decisions (the "Decisions Notes"). The Decisions Notes bore interest at 7% to 9%, were due January 4, 2001 and were used for various corporate purposes including the repayment of other debt and acquisition of the remaining minority interest in IMED. The Decisions Notes were convertible, at the option of the holder, into an aggregate of up to 26,083 shares of Common Stock, at prices ranging from $0.62 to $2.625 per share, subject to certain anti-dilution protection. Proceeds from $25,000 of the Decisions Notes were restricted in their use.

     In connection with the Merger, the Decisions Notes in the aggregate principal amount of $37,500 were exchanged for 29,416 shares of ALARIS Medical common stock, including 3,333 shares issued as an inducement to convert. The Company recognized $10,000 of debt conversion expense during the year ended December 31, 1996 in connection with the shares issued as an inducement to convert.

OTHER DEBT:

     Other debt primarily consists of consideration owed to Siemens Infusion Systems, Ltd. ("SIS") resulting from IVAC Medical Systems, Inc.'s acquisition of the MiniMed product line from SIS in 1993. In accordance with the acquisition agreement, the Company's remaining obligation to SIS is $3,000 per year or 8% of the prior year's product sales in 1998 and 1999. The original liability was discounted at an imputed interest rate of 7% and recorded as debt. The unamortized discount, which is amortized using the interest method over the term of the payments, is $303 at December 31, 1997.

     Maturities of long-term debt during the years subsequent to December 31, 1997 are as follows:

                   1998....................... $ 14,559
                   1999.......................   15,569
                   2000.......................   13,650
                   2001.......................   21,650
                   2002.......................   70,377
                   Thereafter.................  310,325
                                               --------
                                               $446,130
                                               --------
                                               --------

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 - INCOME TAXES

     The provision for income taxes comprises the following:


                                                                      YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1995          1996         1997
                                                              --------      --------     --------

    Current:
      Federal . . . . . . . . . . . . . . . . . . .           $    221      $      -     $     -
      State . . . . . . . . . . . . . . . . . . . .              1,524           609          94
      Foreign . . . . . . . . . . . . . . . . . . .                157         1,000       4,511
                                                              --------      --------     --------
        Total Current . . . . . . . . . . . . . . .              1,902         1,609       4,605
                                                              --------      --------     --------

    Deferred:
      Federal . . . . . . . . . . . . . . . . . . .             (9,132)       (1,964)     (6,984)
      State . . . . . . . . . . . . . . . . . . . .             (2,613)         (307)       (745)
      Foreign . . . . . . . . . . . . . . . . . . .                469           (68)       (176)
                                                              --------      --------     --------
        Total Deferred  . . . . . . . . . . . . . .            (11,276)       (2,339)     (7,905)
                                                              --------      --------     --------

        Provision (benefit) for income taxes  . . .           $ (9,374)     $   (730)    $(3,300)
                                                              --------      --------     --------
                                                              --------      --------     --------


     The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (34%) and the effective income tax rate comprise the following:


                                                                             YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                  1995            1996            1997
                                                                --------       ----------      ----------

  Taxes computed at statutory rate . . . . . . . . . . . . .    $ 3,197        $ (22,554)      $  (4,395)
  State income taxes, net of federal benefit . . . . . . . .      1,018              199            (492)
  Effect of foreign operations . . . . . . . . . . . . . . .        105            3,516             649
  Amortization of non-deductible intangible assets . . . . .        442              574           1,944
  Federal tax credits. . . . . . . . . . . . . . . . . . . .          -           (2,343)           (513)
  Debt conversion expense. . . . . . . . . . . . . . . . . .          -            3,400               -
  Acquired in-process research and development . . . . . . .          -           14,960               -
  Items affected by valuation allowance. . . . . . . . . . .    (14,136)           1,243               -
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .          -              275            (493)
                                                                --------       ----------      ----------
  Provision for income taxes before extraordinary item . . .     (9,374)            (730)         (3,300)
                                                                --------       ----------      ----------
Extraordinary item:
  Taxes computed at statutory rate . . . . . . . . . . . . .      5,523             (853)              -
  State income taxes, net of federal benefit . . . . . . . .        488              (25)              -
  Items affected by valuation allowance. . . . . . . . . . .     (4,944)               -               -
                                                                --------       ----------      ----------
                                                                  1,067             (878)              -
                                                                --------       ----------      ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(8,307)       $  (1,608)      $  (3,300)
                                                                --------       ----------      ----------
                                                                --------       ----------      ----------


                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5 - INCOME TAXES (CONTINUED)

     The components of the net deferred tax assets included in other assets as of December 31, 1996 and 1997 are as follows:


                                                              1996          1997
                                                           ---------     ---------

Deferred tax assets:
  Net operating loss carryforwards. . . . . . . .          $  17,431     $  20,074
  Accrued liabilities and reserves. . . . . . . .             20,783        19,019
  Unearned income . . . . . . . . . . . . . . . .              1,979         2,126
  Credit carryforwards. . . . . . . . . . . . . .              4,699         5,156
  Inventory . . . . . . . . . . . . . . . . . . .              1,713         2,771
  Property, plant and equipment . . . . . . . . .                  -           926
  Miscellaneous . . . . . . . . . . . . . . . . .                850         1,157
                                                           ---------     ---------
                                                              47,455        51,229
  Valuation allowance . . . . . . . . . . . . . .            (1,673)        (1,427)
                                                           ---------     ---------
  Total deferred tax assets . . . . . . . . . . .            45,782         49,802

Deferred tax liabilities:
  Property, plant and equipment . . . . . . . . .                86              -
  Intangible assets . . . . . . . . . . . . . . .            36,979         33,973
  Miscellaneous . . . . . . . . . . . . . . . . .             1,459            977
                                                           ---------     ---------
Net deferred tax assets . . . . . . . . . . . . .          $  7,258      $  14,852
                                                           ---------     ---------
                                                           ---------     ---------


     As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $56,284 and $20,291, respectively. Additionally, as of December 31, 1997, the Company had a foreign tax credit carryforward and an alternative minimum tax credit carryforward of approximately $2,595 and $552, respectively, for federal tax purposes and research and development tax credits of approximately $1,814 and $294 for federal and state purposes, respectively. The federal and state net operating loss carryforwards expire from 1998 to 2012. The foreign tax credit expires from 2001 to 2002 and the research and development tax credits expire from 2005 to 2011.

     As a result of certain changes in the Company's stock ownership which occurred during 1996, portions of the above described carryforwards are subject to annual income offset limitations on a prospective basis. Accordingly, approximately $28,689 and $4,985 of the respective federal and state net operating loss carryforwards, approximately $552 of the federal alternative minimum tax credit carryforward and approximately $1,659 and $294 of the respective federal and state research and development credits are subject to a general annual income offset limitation of approximately $4,000. Additionally, certain built-in gains recognized by the Company will increase the annual utilization rate of the net operating losses. The Company also possesses certain unrealized built-in losses which will be subject to the annual utilization limitation when recognized.

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 - STOCK OPTION PLANS

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

     Options granted to non-directors generally vest and become exercisable as determined by the Committee. Options granted to directors generally vest and become exercisable over a three-year period. Options granted to non-directors generally expire upon the earlier of the termination of the optionee's employment, with vested options expiring one year after termination of employment, or ten years from the grant date. Options granted to directors generally expire upon the earlier of the date the optionee is no longer a director or five years from the grant date.

STOCK OPTION ACTIVITY:

     Activity for 1995, 1996 and 1997 with respect to these plans is as follows:


                                                             SHARES                OPTION
                                                           UNDERLYING            PRICE PER
                                                             OPTIONS               SHARE
                                                          -----------       ------------------

Outstanding at December 31, 1994. . . . . . . . . . .         328           $ 4.47  -  $ 16.94
   Granted  . . . . . . . . . . . . . . . . . . . . .       1,270           $ 1.81  -  $  3.03
   Canceled . . . . . . . . . . . . . . . . . . . . .        (505)          $ 1.81  -  $ 16.94
                                                            -----

Outstanding at December 31,1995 . . . . . . . . . . .       1,093           $ 1.81  -  $  6.93
   Granted  . . . . . . . . . . . . . . . . . . . . .       2,861           $ 2.28  -  $  3.78
   Exercised. . . . . . . . . . . . . . . . . . . . .         (14)          $ 1.81  -  $  1.81
   Canceled . . . . . . . . . . . . . . . . . . . . .        (312)          $ 1.81  -  $  3.47
                                                            -----

Outstanding at December 31,1996 . . . . . . . . . . .       3,628           $ 1.81  -  $  6.93
   Granted. . . . . . . . . . . . . . . . . . . . . .         936           $ 3.19  -  $  6.22
   Exercised. . . . . . . . . . . . . . . . . . . . .        (125)          $ 1.81  -  $  3.69
   Canceled . . . . . . . . . . . . . . . . . . . . .        (479)          $ 1.81  -  $  4.16
                                                            -----

Outstanding at December 31, 1997. . . . . . . . . . .       3,960
                                                            -----
                                                            -----


     At December 31, 1997, options for 1,244 shares were exercisable at $1.81-$6.93 under the plans and 731 shares were available for future grant. Additionally, as of December 31, 1997, 4,691 shares of common stock were reserved for issuance pursuant to the Company's stock option plans.

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 6 - STOCK OPTION PLANS (CONTINUED)

     The Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) during the year ended December 31, 1996.
In accordance with the provisions of SFAS 123, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income or loss would be reduced/increased to the pro forma amounts indicated below:


                                                                     DECEMBER 31,
                                                      --------------------------------------
                                                         1995         1996           1997
                                                      ----------   ----------     ----------
     Net income (loss):
       As reported. . . . . . . . . . . . . . .       $  27,454    $  (67,236)    $  (9,626)
       Pro forma. . . . . . . . . . . . . . . .       $  26,975    $  (68,235)    $ (11,836)


     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.
The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1995, 1996 and 1997, respectively; dividend yields of 0%, expected volatility of 183%, 180% and 164%, risk free interest rates of 6.5%, 6.2% and 5.8%, and expected lives ranging from 2 to 7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because ALARIS Medical's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

     The following table summarizes information about employee stock-based compensation plans outstanding at December 31, 1997:

   OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1997


                                      WEIGHTED
                                      AVERAGE       WEIGHTED                  WEIGHTED
      RANGE OF                        REMAINING     AVERAGE                   AVERAGE
      EXERCISE          NUMBER       CONTRACTUAL    EXERCISE     NUMBER       EXERCISE
       PRICES        OUTSTANDING     LIFE-YEARS      PRICE     EXERCISABLE     PRICE
     -------------   -----------     -----------    --------   -----------    --------
     $1.81 - $2.94        752           7.16          $2.12         293         $2.05
     $3.00 - $3.09      2,288          10.63          $3.02         845         $3.02
     $3.19 - $3.69        812           9.64          $3.52         216         $3.56
     $3.75 - $6.09        102           3.76          $4.03          10         $3.87
     $6.13 - $6.93          6           3.78          $6.26           -         $6.93
     -------------      -----          -----          -----       -----         -----
     $1.81 - $6.93      3,960           9.58          $2.98       1,364         $2.90
     -------------      -----          -----          -----       -----         -----
     -------------      -----          -----          -----       -----         -----


                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 - BENEFIT PLANS

PENSION PLANS:

     The Company had a defined benefit pension plan (the "Plan") which covered substantially all of its U.S. employees as of December 31, 1993. On December 1, 1993, the Company's Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 1, 1993. All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits. No contributions to the Plan were required during 1995, 1996 or 1997 due to the prepaid position of the Plan during those years.

     The following table sets forth the Plan's estimated funded status and amounts recognized in the Company's balance sheet:

                                                                                              December 31,
                                                                                         ----------------------
                                                                                           1996          1997
                                                                                         --------      --------

Actuarial present value of benefit obligation:
  Vested benefit obligation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  9,733      $ 11,425
                                                                                         --------      --------
                                                                                         --------      --------
  Accumulated benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  9,822      $ 11,442
                                                                                         --------      --------
                                                                                         --------      --------
Projected benefit obligation for service rendered to date  . . . . . . . . . . . . . . . $  9,822      $ 11,442
Plan assets at fair value, consisting of equity and fixed income mutual funds. . . . . .   13,053        15,838
                                                                                         --------      --------
Plan assets greater than projected benefit obligation. . . . . . . . . . . . . . . . . .    3,231        4,396
Unrecognized net gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,940)      (3,761)
                                                                                         --------      --------
Prepaid pension cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    291      $   635
                                                                                         --------      --------

     The components of net periodic pension cost (benefit) are as follows:


                                                                                          December 31,
                                                                          -------------------------------------
                                                                             1995          1996          1997
                                                                          ----------     --------      --------

Service cost during the period . . . . . . . . . . . . . . . . . . . .    $     146      $    181      $   210
Interest cost on projected benefit obligation. . . . . . . . . . . . .          608           706          725
Actual return on Plan assets . . . . . . . . . . . . . . . . . . . . .       (2,494)       (1,896)      (2,970)
Amortization and deferred amounts. . . . . . . . . . . . . . . . . . .        1,666           886        1,691
                                                                          ----------     --------      --------
Net periodic pension cost (benefit). . . . . . . . . . . . . . . . . .    $     (74)     $   (123)    $   (344)
                                                                          ----------     --------      --------
                                                                          ----------     --------      --------
Assumptions used in the accounting are as follows:
  Discount rates . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.82%        7.45%        6.64%
  Rates of increase in compensation levels . . . . . . . . . . . . . .          N/A          N/A          N/A
  Expected long-term rates of return on assets . . . . . . . . . . . .          9.00%        9.00%        9.00%


                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 8 - LEASES

LEASE RECEIVABLES:

     The Company leases instruments to customers under capital and operating lease contracts with terms ranging generally from 1 to 6 years. Certain capital lease agreements obligate the lessee to purchase a specified annual minimum of disposable sets and payment of liquidating damages if the agreement is terminated by the lessee. Anticipated future minimum amounts due under operating leases and capital lease receivables as of December 31, 1997 are as follows:


                                                                       OPERATING             CAPITAL
     YEAR ENDING DECEMBER 31,:                                           LEASES              LEASES
     -------------------------                                         ---------            --------
     1998. . . . . . . . . . . . . . . . . . . . . . . . . . .        $   1,785            $ 22,549
     1999. . . . . . . . . . . . . . . . . . . . . . . . . . .              837              14,829
     2000. . . . . . . . . . . . . . . . . . . . . . . . . . .              369               9,553
     2001. . . . . . . . . . . . . . . . . . . . . . . . . . .               37               5,946
     2002. . . . . . . . . . . . . . . . . . . . . . . . . . .               28               3,776
     Thereafter. . . . . . . . . . . . . . . . . . . . . . . .                -               2,398
                                                                      ---------            --------
     Total minimum lease receivables . . . . . . . . . . . . .        $   3,056            $ 59,051
                                                                      ---------            --------
                                                                      ---------            --------


     The net investment in sales-type leases consists of the following:


                                                                                 DECEMBER 31,
                                                                      -----------------------------
                                                                        1996                1997
                                                                      ---------            --------
     Minimum lease payments. . . . . . . . . . . . . . . . . .        $  56,534            $ 59,051
     Unguaranteed residual value of leased equipment . . . . .              789                 753
     Unearned interest income. . . . . . . . . . . . . . . . .          (10,750)            (14,136)
     Allowance for uncollectible lease receivables . . . . . .           (2,502)             (1,881)
                                                                      ---------            --------
     Net investment in sales-type leases . . . . . . . . . . .           44,071              43,787
     Current portion . . . . . . . . . . . . . . . . . . . . .          (16,795)            (13,383)
                                                                      ---------            --------
     Net investment in sales-type leases, less current portion        $  27,276            $ 30,404
                                                                      ---------            --------
                                                                      ---------            --------

LEASE COMMITMENTS:

     The Company leases buildings and equipment under non-cancelable operating leases with terms ranging from 2 to 10 years. Scheduled future minimum lease commitments as of December 31, 1997 are as follows:


     YEAR ENDING DECEMBER 31,:
     -------------------------
     1998. . . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,769
     1999. . . . . . . . . . . . . . . . . . . . . . . . . . .           4,230
     2000. . . . . . . . . . . . . . . . . . . . . . . . . . .           4,250
     2001. . . . . . . . . . . . . . . . . . . . . . . . . . .           4,300
     2002. . . . . . . . . . . . . . . . . . . . . . . . . . .           4,263
     Thereafter. . . . . . . . . . . . . . . . . . . . . . . . .        15,343
                                                                      --------
                                                                      $ 36,155
                                                                      --------
                                                                      --------


     Rental expense was $3,149, $3,474 and $4,722 during 1995, 1996 and 1997, respectively.

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 - RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES

     In connection with the Merger, management performed a review of the operating activities of both IMED and IVAC Medical Systems, Inc. in order to reduce costs and maximize synergies. Management identified duplicative costs to eliminate and developed and implemented plans to consolidate and integrate the companies' operations including product strategies, manufacturing, service centers, research and development, marketing and other administrative functions. As a result, the Company has recorded non-recurring charges related to the implementation of these plans in the amount of approximately $15,300 and $20,900 in 1996 and 1997, respectively.

     The following summarizes the significant components of the Company's 1996 and 1997 restructuring, integration and other non-recurring charges included in the Consolidated Statement of Operations:

                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                             1996          1997
                                                            ------       ------
                                                               (IN MILLIONS)

RESTRUCTURING
     Severance and related benefits......................   $  4.4       $  1.3
     Cost to vacate facilities...........................      3.4            -
     Write-off unused furniture, fixtures and equipment..      1.5            -
     Distributor terminations............................       .8            -
     Other...............................................       .5            -
                                                            ------       ------
        Total restructuring..............................     10.6          1.3

INTEGRATION AND OTHER NON-RECURRING CHARGES
     Information systems conversion costs................        -          4.8
     Write-off of product distribution license...........        -          4.5
     Maquiladora settlement and related costs............        -          4.1
     Write-off of instrument tooling.....................        -          1.7
     Facilities moving expenses and Company name change..        -          1.6
     Consulting and bonuses..............................      4.7          1.4
     Other...............................................        -          1.5
                                                            ------       ------
        Total restructuring, integration and
         other non-recurring charges.....................  $  15.3      $  20.9
                                                            ------       ------
                                                            ------       ------

     The Company has reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination and write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump. The $4,500 charge related to such termination is included in the 1997 integration cost and includes a $4,300 non-cash charge representing the intangible asset that had been recorded associated with such agreement.

     On June 26, 1997, the Company entered into a settlement agreement which resolved its contract dispute with Cal Pacifico of California and affiliated entities (collectively, "Cal Pacifico"), the operator of the Company's two maquiladora assembly plants in Tijuana, Mexico. For over eight years, the Company has assembled disposable administration sets at these two plants, which utilized more than 1,200 workers employed by Cal Pacifico, under a contract with Cal Pacifico. The dispute originated in April 1997 when

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 - RESTRUCTURING CHARGES (CONTINUED)

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

     The Company recorded a non-recurring charge of $4,100 during the quarter ended June 30, 1997 relating to this settlement and the legal fees and other costs associated therewith. The individual costs included within such non-recurring charge consist of approximately $2,700 of settlement and legal fees and approximately $1,400 of idle labor costs and start-up costs incurred in connection with the implementation of the interim assembly plans discussed below.

     In addition to restructuring and integration costs included in the Consolidated Statement of Operations, estimated dealer termination costs as well as severance and benefits costs related to the acquired company's personnel in the amount of approximately $2,800 were also accrued at the acquisition date. In accordance with generally accepted accounting principles, such items effectively increased the amount of goodwill recorded in connection with the Merger and were not included in the approximately $15,300 restructuring and integration expense included in the consolidated statement of operations for the year ended December 31, 1996.

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

     The Company paid approximately $260 and $27,000 during 1996 and 1997, respectively, for restructuring and integration activites. The Company has approximately $15,100 and $1,700 accrued related to restructuring and integration costs at December 31, 1996 and 1997, respectively. The Company anticipates that the remaining accrued restructuring and integration costs will be paid during 1998.

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 - EARNINGS PER SHARE

     In February, 1997 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which specifies the computation, presentation, and disclosure requirements for earnings per share. The earnings per share information contained in these financial statements, including those presented for prior periods, conform with SFAS 128.


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                    1995              1996              1997
                                                                    --------       ---------       ---------
BASIC EARNINGS PER SHARE
     Income (loss) before extraordinary item......................  $ 12,277       $ (65,606)      $ (9,626)
     Less:  dividends and accretion on mandatorily redeemable
       preferred stock............................................      (650)           (962)             -
                                                                    --------       ---------       ---------
     Income available to common stockholders before
       extraordinary item.........................................    11,627         (66,568)        (9,626)
     Extraordinary item...........................................    15,177          (1,630)             -
                                                                    --------       ---------       ---------
     Net income (loss) available to common stockholder............ $  26,804      $  (68,198)      $  (9,626)
                                                                    --------       ---------       ---------
                                                                    --------       ---------       ---------

     Weighted average common shares outstanding during
       the period.................................................    15,506          20,343         58,644

     Basic earnings per share before extraordinary item...........   $  0.75      $    (3.27)       $ (0.16)
     Extraordinary item...........................................      0.98           (0.08)             -
                                                                    --------       ---------       ---------
     Basic earnings per share.....................................   $  1.73      $    (3.35)       $ (0.16)
                                                                    --------       ---------       ---------
                                                                    --------       ---------       ---------

DILUTED EARNINGS PER SHARE
     Income available to common stockholders before
       extraordinary item.........................................  $ 11,627
     Plus convertible preferred dividends.........................       320
     Plus the after-tax interest associated with convertible debt.       684
                                                                    --------
     Income available to common stockholders plus assumed
       conversions before extraordinary item......................    12,631
     Extraordinary item...........................................    15,177
                                                                    --------
     Net income available to common stockholder assuming dilution. $  27,808
                                                                    --------
                                                                    --------

     Weighted average common shares outstanding during the period     15,506
     Common stock options........................................        249
     Convertible preferred stock.................................        205
     Convertible securities......................................     17,276
                                                                    --------
     Weighted average common shares outstanding during the
       period, including dilutive potential common shares........     33,236
                                                                    --------
                                                                    --------

     Earnings per share before extraordinary items,
       assuming dilution........................................    $   0.38
     Extraordinary item.........................................        0.46
                                                                    --------
     Earnings per share assuming dilution.......................     $  0.84
                                                                    --------
                                                                    --------

1995

     The Company's convertible securities in 1995 consist of convertible promissory notes issued to Decisions. Since conversion was assumed from the beginning of the period or date of issuance, if later, net income attributable to common stock for the year ended December 31, 1995 has been increased by $684 for the interest expense (net of tax) on the convertible promissory notes.

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 - EARNINGS PER SHARE (CONTINUED)

     Convertible preferred stock in 1995 consists of 333 shares of mandatorily redeemable convertible preferred stock issued to a stockholder or entities controlled by the stockholder. The conversion was assumed as of the beginning of the period at a conversion rate of 0.617, resulting in an increase of 205 common shares.

     The Company's 7.25% Debentures were not included in the calculation of diluted earnings per share in 1995 as they are antidilutive. The $16,152 of convertible debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $703, net of taxes, to net income, due to the reduction in interest expense.

1996

     Net loss per common share assuming no dilution and dilution are the same for 1996, as the Company experienced a net loss for the year ended December 31, 1996. Potential common shares for 1996, if converted, would include the convertible preferred stock and convertible debentures described in 1995 EPS. Options outstanding at December 31, 1996 were not included in the computation of diluted EPS because income before extraordinary item was a loss and the effect would be antidilutive. Had such options been included, the weighted average shares would have increased by 370.

1997

     Net loss per common share assuming no dilution and dilution are the same for 1997, as the Company experienced a net loss for the year ended December 31, 1997. The 7.25% convertible debentures were excluded due to their antidilutive nature. Options outstanding at December 31, 1997 were not included in the computation of diluted EPS because income before extraordinary item was a loss and the effect would be antidilutive. Had such options been included, the weighted average shares would have increased by 1,361.

NOTE 11 - RELATED PARTY ARRANGEMENTS

     In October 1991, the Company entered into a marketing, distribution and development arrangement with Pharmacia and Upjohn, Inc. ("Pharmacia") (the "Pharmacia Transaction"), pursuant to which Pharmacia obtained the exclusive right to market and distribute IMED's infusion products in a territory that included most of Europe. During 1996, the Company entered into an agreement with Pharmacia to reacquire for approximately $11,000 the European distribution rights to IMED's intravenous infusion pumps and related disposable administration sets and certain related assets. The purchase price was allocated between the tangible assets and the distribution fee based upon their estimated fair values. The amount allocated to the distribution fee has been capitalized net of the unamortized deferred revenue resulting from the 1991 sale of the aforesaid European distribution rights to Pharmacia which was being amortized over the 15-year term of the original distribution agreement. The net distribution fee is being amortized over approximately 10 years, which represents the remaining term of the original distribution agreement.

     In June 1996, ALARIS Medical purchased GECC's warrant to acquire common shares equal to 10% of IMED's common stock, on a fully diluted basis, for $12,500. The warrant acquired by ALARIS Medical was then canceled.

                  ALARIS MEDICAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 11 - RELATED PARTY ARRANGEMENTS (CONTINUED)

     Effective June 30, 1996, ALARIS Medical made non-cash contributions totaling $41,160 to IMED. Included in this capital contribution was $2,885, representing ALARIS Medical's net carrying value of certain patents which up to June 30, 1996 had been licensed to IMED for $1,100 per year. Amounts accrued to ALARIS Medical under this license, as well as other intercompany charges due to ALARIS Medical totaling $9,399 were contributed to IMED. Additionally, ALARIS Medical contributed $8,776 representing the outstanding par value and accrued dividends on all outstanding shares of IMED's 12% preferred stock, all of which were owned by ALARIS Medical. The preferred shares were then canceled.

     Included in the $41,160 non-cash contribution are tax payments due from IMED to ALARIS Medical. Pursuant to IMED's tax sharing agreement with ALARIS Medical, for Federal and California income tax purposes, IMED was required to calculate its current income tax liability on a stand-alone basis as if it were not included in the ALARIS Medical consolidated income tax return. The resulting tax liability was payable to ALARIS Medical. Due to restrictions on payments from IMED to ALARIS Medical contained in the GECC revolving credit facility agreement, income tax payments to ALARIS Medical were limited to actual tax liabilities of the ALARIS Medical consolidated group. Due to losses incurred at the ALARIS Medical level which have served to reduce the consolidated taxable income, the income tax liabilities recorded by IMED on a stand-alone basis have been significantly greater than the amounts actually paid to ALARIS Medical. As of June 30, 1996 ALARIS Medical agreed to contribute to IMED's stockholder's equity, income tax payments due from IMED but which could not be paid pursuant to the GECC revolving credit facility. As a result of this agreement, approximately $20,100 was credited to IMED's capital in excess of par and the corresponding income tax liabilities were eliminated from the IMED consolidated balance sheet. Such liabilities amounted to approximately $18,900 at December 31, 1995 and were included in non-current liabilities as amounts due to related parties at December 31, 1995.

     During November 1996, in connection with the Merger, ALARIS Medical contributed $19,588 to IMED.

     During 1994 and 1995, the Company issued the Decisions Notes. During November 1996, in connection with the Merger, the Decisions Notes in the aggregate principal amount of $37,500 were exchanged for 29,416 shares of ALARIS Medical common stock, including 3,333 shares issued as an inducement to convert. Additionally, Decisions was issued 13,333 shares of ALARIS Medical common stock for aggregate proceeds of $40,000.

     During June 1997, ALARIS Medical made a cash contribution of $3,052 to ALARIS Medical Systems, of which $1,457 paid off intercompany charges due to ALARIS Medical Systems and $1,595 was contributed to capital.

                  ALARIS MEDICAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 12 - PARENT GUARANTOR OF SUBSIDIARY DEBT

     All obligations of ALARIS Medical Systems under the Facility (Note 4) are guaranteed by ALARIS Medical and each existing and subsequently formed or acquired domestic subsidiary of ALARIS Medical. Summarized financial information of ALARIS Medical Systems, the issuer of the Facility, at December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997 is as follows:



                                                                  DECEMBER 31,
                                                               -----------------
                                                               1996         1997
                                                             --------     --------
CONDENSED BALANCE SHEET
  Current assets...........................................  $178,124     $175,309
  Non-current assets.......................................   408,017      387,797
                                                             --------     --------
                                                             $586,141     $563,106
                                                             --------     --------
                                                             --------     --------

  Current liabilities......................................  $ 93,655     $ 90,225
  Long-term debt and other non-current liabilities.........   442,465      433,934
                                                             --------     --------
                                                              536,120      524,159
                                                             --------     --------
  Total common stock and other stockholder's equity........    50,021       38,947
                                                             --------     --------
                                                             $586,141     $563,106
                                                             --------     --------
                                                             --------     --------


                                                        YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                   1995           1996         1997
                                                 --------       --------     --------
CONDENSED STATEMENT OF OPERATIONS
  Sales........................................  $112,551       $136,371     $359,077
  Cost of sales................................    63,270         78,642      188,340
                                                 --------       --------     --------
  Gross margin.................................    49,281         57,729      170,737

  Total operating expense......................   (32,846)      (103,838)    (139,950)
  Lease interest income........................     2,333          2,501        4,559
                                                 --------       --------     --------

  Income (loss) from operations................    18,768        (43,608)      35,346
  Total other expense..........................     2,403          5,796       44,274
  Provision for (benefit from) income taxes....     8,099          1,270       (1,900)
                                                 --------       --------     --------
  Net income (loss)............................  $  8,266       $(50,674)    $ (7,028)
                                                 --------       --------     --------
                                                 --------       --------     --------

                                       63

                  ALARIS MEDICAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 13 - GEOGRAPHIC INFORMATION

     The Company operates primarily in four geographic locations: United States, Europe, Canada and Australia. United States sales to unaffiliated customers include export sales to customers located outside of the United States of $10,643, $11,677 and $25,197 for the years ended December 31, 1995, 1996 and
1997, respectively.



                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1995         1996        1997
                                                       --------     --------    --------
SALES TO UNAFFILIATED CUSTOMERS:
   United States.....................................  $102,830     $111,877    $252,199
   Europe............................................         -       11,394      82,259
   Canada............................................     3,880        5,377      13,512
   Australia.........................................     5,841        7,723      11,107
                                                       --------     --------    --------

     Sales as reported in the accompanying statement
      of operations..................................  $112,551     $136,371    $359,077
                                                       --------     --------    --------
                                                       --------     --------    --------

INTERGEOGRAPHIC SALES:
   United States.....................................  $  6,973     $ 17,133    $ 64,404
   Europe............................................         -        2,891      12,924
                                                       --------     --------    --------
     Total intergeographic sales.....................  $  6,973     $ 20,024    $ 77,328
                                                       --------     --------    --------
                                                       --------     --------    --------

INCOME (loss) BEFORE INCOME TAXES:
   United States.....................................  $ 16,143     $(44,740)    $ 6,611
   Europe............................................         -       (1,686)     19,994
   Canada............................................      (194)        (248)        841
   Australia.........................................     1,123        1,253       5,006
   Eliminations and adjustments......................       (21)          63          38
                                                       --------     --------    --------
   Income (loss) from operations.....................    17,051      (45,358)     32,490
   Interest expense..................................    (8,153)     (13,393)    (44,413)
   Interest income...................................       192        1,193         532
   Debt conversion expense...........................         -      (10,000)          -
   Other, net........................................       313        1,222      (1,535)
                                                       --------     --------    --------
     Income (loss) before income taxes. . . . . . . . .$  9,403     $(66,336)   $(12,926)
                                                       --------     --------    --------
                                                       --------     --------    --------


                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      1996        1997
                                                                    --------    --------
IDENTIFIABLE ASSETS:
   United States..................................................  $552,168    $619,903
   Europe.........................................................    52,826      34,539
   Canada.........................................................     5,855       1,644
   Australia......................................................     6,405       6,475
   Eliminations and adjustments...................................   (23,872)    (97,264)
                                                                    --------    --------
      Total assets as reported in the accompanying balance sheet..  $593,382    $565,297
                                                                    --------    --------
                                                                    --------    --------

                  ALARIS MEDICAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 14 - CASH FLOW INFORMATION

     Federal, state and foreign income taxes paid during 1995, 1996 and 1997 totaled $1,726, $3,592 and $3,884, respectively. Interest paid during 1995, 1996 and 1997 totaled $6,097, $8,960 and $40,576, respectively.

     The Company sold 80,000 shares for $859 and 433 shares for $2,374 of its Alteon common stock during 1995 and 1996, respectively. These sales resulted in realized gains of $546 and $686 for the years ended December 31, 1995 and 1996, respectively.

     In connection with the Merger, the Company redeemed all outstanding shares of its 10% Preferred Stock and Convertible Preferred Stock, plus accrued and unpaid dividends for $7,844.

NOTE 15 - CONTINGENCIES AND LITIGATION

FIELD CORRECTION

     The Company has initiated a voluntary field correction of approximately 50,000 of its Gemini model PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which can cause the battery to overheat. Such overheating could result in product failure and discharge of hydrogen gas which may accumulate within the instrument's case. As an interim measure, the Company has advised its customers of simple precautions that can be taken to minimize the potential for an adverse incident pending completion of the field correction. The Company is not aware of any injuries sustained in known battery overcharging incidents.

     As a result of this decision, the Company recorded a charge of $2,500 to cost of sales during the first quarter of 1997. Based on management's current understanding of these incidents, the Company believes it has adequately accrued for this matter. However, since the Company's analysis of this matter is preliminary, there can be no assurances that it can be resolved for an amount consistent with management's estimated cost.

LITIGATION

     The Company is a defendant in a lawsuit filed in June 1996 by Sherwood Medical, Inc. against IVAC which alleges infringement of two patents by reason of certain activities including the sale by IVAC of disposable probe covers for use with the Company's infrared tympanic thermometer. The lawsuit seeks injunctive relief, treble damages and the recovery of costs and attorney fees. The Company believes it has sufficient defenses to all claims, including the defenses of noninfringement and invalidity and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

     The Company is a defendant in a QUI TAM lawsuit filed by a former IMED employee in the United States District Court for the Northern District of Illinois. On November 15, 1996, an amended complaint was filed which alleges fraud in the inducement, breach of employment contract, common law fraud and violations

                  ALARIS MEDICAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 15 - CONTINGENCIES AND LITIGATION (CONTINUED)

of the Federal False Claims Act and Medicare Fraud and Abuse Act. To date, the United States has declined to intervene in this action. The Company believes it has sufficient defenses to all claims by the plaintiff. However, there can be no assurance that the Company will successfully defend all claims made in this lawsuit and the failure of the Company to prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

UNITED STATES CUSTOMS SERVICE MATTER

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

     Cal Pacifico has advised the Company that, should Cal Pacifico's challenge to the assessment of the Disputed Amounts prove to be unsuccessful, it will seek recovery from the Company, through arbitration, for any portion of the Disputed Amounts which it is required to pay to Customs. As part of the settlement agreement which resolved the Company's contract dispute with Cal Pacifico, the Company paid Cal Pacifico $550, which is to be applied toward Cal Pacifico's payment of Disputed Amounts. The $550 payment by the Company is to be credited toward any portion of the Disputed Amounts which the arbitrator determines the Company owes to Cal Pacifico. The actual amount so determined by the arbitrator may be less or greater than $550. Although the ultimate outcome of such an arbitration

                  ALARIS MEDICAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 15 - CONTINGENCIES AND LITIGATION (CONTINUED)

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

OTHER

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

                  ALARIS MEDICAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 16 - SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 1997 and 1996 is as follows:


IN THOUSANDS, EXCEPT PER SHARE DATA              1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
-----------------------------------              -----------    -----------    -----------    -----------
1997
   Sales.......................................   $  81,995      $  88,072      $  86,830      $ 102,180
   Gross margin................................      35,025         40,711         44,430         50,571
   Income (loss) from operations...............       3,718           (725)        14,260         15,237
   Net (loss) income...........................      (4,315)        (7,002)         1,094            597
   (Loss) income per common share assuming
      no dilution (1)..........................   $    (.07)     $    (.12)     $     .02      $     .01
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------
   (Loss) income per common share assuming
      dilution (1).............................   $    (.07)     $    (.12)     $     .02      $     .01
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

1996
   Sales.......................................   $  25,875      $  28,216      $  27,679      $  54,601
   Gross margin................................      11,980         12,460         12,599         20,716
   Income (loss) from operations...............       3,595          3,849          4,002        (56,804)
   Income (loss) before extraordinary item.....         859          1,150            779        (68,394)
   Extraordinary item--loss on early
      retirement of debt, net of taxes.........           -              -              -         (1,630)
                                                  ---------      ---------      ---------      ---------
   Net income (loss)                                    859          1,150            779        (70,024)
   Income (loss) per common share assuming
      no dilution (1):
      Income (loss) before extraordinary item..   $     .04      $     .06      $     .04      $   (2.09)
      Extraordinary item.......................           -              -              -           (.05)
                                                  ---------      ---------      ---------      ---------
         Net income (loss).....................   $     .04      $     .06      $     .04      $   (2.14)
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------
   Income (loss) per common share assuming
      dilution (1):
      Income (loss) before extraordinary item..   $     .03      $     .03      $     .03      $   (2.09)
      Extraordinary item.......................           -              -              -           (.05)
                                                  ---------      ---------      ---------      ---------
         Net income (loss).....................   $     .03      $     .03      $     .03      $   (2.14)
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

________________________________
(1)  Income (loss) per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net income (loss) per share will not necessarily equal the total for the year.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND KEY EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Directors and certain key executive officers of the Company at March 23, 1998:


   NAME                                         AGE                   POSITION
   ----                                         ---   ------------------------------------------
   ALARIS MEDICAL AND ALARIS MEDICAL SYSTEMS:
     Jeffry M. Picower.........................  55   Director, Chairman of the Board
     William J. Mercer.........................  49   Director, President and Chief Executive
                                                         Officer
     Douglas C. Jeffries.......................  41   Vice President and Chief Financial Officer
     Norman M. Dean(1)(2)......................  77   Director
     Henry Green...............................  55   Director
     Richard B. Kelsky(2)......................  42   Director

   ALARIS MEDICAL SYSTEMS:
     John A. de Groot(3).......................  42   Vice President, Secretary and General
                                                         Counsel
     Jake St. Philip...........................  45   Vice President of Sales--North America
     Richard M. Mirando........................  54   Vice President of Operations
     Henk van Rossem...........................  54   Vice President and General Manager for
                                                         Europe, Africa and the Middle East

__________________________
(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3)  Mr. de Groot is also Secretary of ALARIS Medical, Inc.

     JEFFRY M. PICOWER--Mr. Picower became a Director and the Chairman of the Board of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Picower served as a Director of IMED since March 1993 and the Chairman of the Board of IMED since May 1993. Mr. Picower served at ALARIS Medical as Chief Executive Officer from September 1993 until the consummation of the Merger and Co-Chairman of the Board from March 1993 to May 1993. Mr. Picower has served at ALARIS Medical as Chairman of the Board since May 1993 and a Director since March 1993. He was also a Director, Vice President and Assistant Treasurer of ALARIS Medical from September 1988 to March 1989 and Vice Chairman from December 1988 to June 1989. Since 1984, Mr. Picower has been Chairman of the Board and Chief Executive Officer of Monroe Systems for Business, Inc. ("Monroe"), a worldwide office equipment, distribution and service organization. Mr. Picower has been a Director of Physician Computer Network, Inc. ("PCN") since January 1994 and Chairman of the Board since June 1994. PCN, a corporation whose principal shareholder is Mr. Picower, operates a computer network linking its office-based physician members to health care organizations.

     WILLIAM J. MERCER--Mr. Mercer became a Director, the President and the Chief Executive Officer of each of ALARIS Medical Systems and ALARIS Medical upon consummation of the Merger. Mr. Mercer served as the Chief Financial Officer of the Company from March 1997 until August 1997. Prior to the Merger, Mr. Mercer served as President, Chief Executive Officer and a Director of IVAC Medical Systems and President and a Director of IVAC Holdings since May 1995, and Chief Executive Officer of IVAC Holdings since January 1996. Prior to joining IVAC Medical Systems, Mr. Mercer held various positions at Mallinckrodt Group Inc. for 17 years, most recently as Senior Vice President. Mallinckrodt Group, Inc. is an international company serving specialty markets in human healthcare and pharmaceutical chemicals.

     DOUGLAS C. JEFFRIES--Mr. Jeffries became a Vice President and the Chief Financial Officer of ALARIS Medical and ALARIS Medical Systems in August 1997. Prior thereto, Mr. Jeffries served as Vice President of Finance and Chief Financial Officer of Pyxis Corporation, a manufacturer of point-of-use dispensing systems for pharmaceuticals and medical supplies, since August 1996. From February 1994 through July 1996, Mr. Jeffries was Vice President, Management Information Systems, at Cardinal Health, Inc., a national health care service provider. From June 1992 through January 1994, Mr. Jeffries served as Corporate Controller of Whitmire Distribution, Inc., a wholesale pharmaceutical distributor.

     NORMAN M. DEAN--Mr. Dean became a Director of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Dean served as a Director of IMED since April 1990. He has been a Director of ALARIS Medical since March 1989. Mr. Dean has been a Director and President of Foothills Financial Corporation, a venture capital company, since January 1985 and Chairman of the Board of Miller Diversified Corp., a commercial cattle feeder, since May 1990.

     HENRY GREEN--Mr. Green became a Director of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Green served as a Director of IMED since September 1991. Mr. Green was President and Chief Operating Officer of ALARIS Medical from September 1990 to March 1993 and has been a Director of ALARIS Medical since 1991. Mr. Green was employed by PCN in March 1993 and served as President and Chief Executive Officer of PCN until December 1997. Mr. Green has been a Director of PCN since July 1993.

     RICHARD B. KELSKY--Mr. Kelsky became a Director of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Kelsky served as a Director of IMED since April 1990. He has served as a Director of ALARIS Medical since June 1989. Mr. Kelsky is a Director of Monroe and from 1984 to 1996 served as Vice President and General Counsel of Monroe and has served as Vice Chairman of Monroe since 1996. Mr. Kelsky has served as a Director of PCN since January 1992.

     JOHN A. DE GROOT--Mr. de Groot became a Vice President and General Counsel of ALARIS Medical Systems upon consummation of the Merger. Mr. de Groot became the Secretary of ALARIS Medical and ALARIS Medical Systems in March 1997. Prior to the Merger, Mr. de Groot served as a Vice President and General Counsel of IVAC Holdings and IVAC Medical Systems since April 1995. From January 1991 to December 1996, Mr. de Groot was a partner in the law firm of Brobeck, Phleger & Harrison LLP, a firm he had been associated with since March 1987.

     JAKE ST. PHILIP--Mr. St. Philip became Vice President of Sales-North America of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. St. Philip served as Vice President of Sales-North America of IVAC Medical Systems since June 1994. From 1981 to June 1994, Mr. St. Philip held various sales and marketing positions with IVAC Medical Systems.

     RICHARD M. MIRANDO--Mr. Mirando became Vice President of Operations of ALARIS Medical Systems upon consummation of the Merger. Prior thereto, Mr. Mirando served as Vice President and General Manager of International Business of IVAC Medical Systems since January 1995. From 1978 to January 1995, Mr. Mirando held various positions, including Marketing Manager, Director of Market Planning and Research, Director of Sales, Executive Director of International Operations, Vice President Sales and Marketing-Fluid

Delivery Division, Vice President-Corporate Accounts and Pricing, and Vice President-Corporate Quality/ Service Business Unit, with IVAC Medical Systems.

     HENK VAN ROSSEM--Mr. van Rossem became ALARIS Medical System's Vice President and General Manager for Europe, Africa and the Middle East in January 1997. Prior thereto, Mr. van Rossem held various international marketing and sales positions with Mallinckrodt Group, Inc. since 1984. Mr. van Rossem's last position with Mallinckrodt Group, Inc. was Vice President and General Manager of the European nuclear medicine division.

     There are no family relationships among the above Directors and executive officers.

BOARD OF DIRECTORS

     The Board of Directors of the Company consists of five members. Directors serve for terms of one year and until their successors are duly elected and have qualified. The members of the Board of Directors of ALARIS Medical also serve as and constitute all of the members of the Board of Directors of ALARIS Medical Systems.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ALARIS Medical's executive officers, Directors and persons who beneficially own more than 10% of a registered class of ALARIS Medical's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such individuals are required by regulations promulgated by the Securities and Exchange Commission to furnish ALARIS Medical with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports furnished to ALARIS Medical, or written representations that no reports were required, ALARIS Medical believes that during 1997, all of its executive officers, Directors and greater-than-10% beneficial owners complied with the Section 16(a) filing requirements applicable to them, except that Mr. Mirando filed one Form 4 approximately nine months late disclosing two transactions involving the purchase of shares of Common Stock.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued by the Company or IVAC Medical Systems to or on behalf of the Company's Chief Executive Officer, each of the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, whose total annual salary and bonus for the years ended December 31, 1997, 1996 and 1995 exceeded $100,000 (collectively, the "Named Executive officers") and Joseph W. Kuhn:

                              SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                                 --------------------------------  ----------------------------
                                                                       OTHER                            ALL
                                                                       ANNUAL       SECURITIES          OTHER
                                         YEAR      SALARY    BONUS   COMPENSATION   UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION              (1)       ($)(2)    ($)(3)     ($)(4)       OPTIONS            ($)
---------------------------             -----     --------   ------- ------------  -----------    -------------
WILLIAM J. MERCER                       1997      400,008    360,000        -              -           6,366
  President and Chief Executive         1996      319,334    312,965        -        600,000       2,998,298
   Officer

JOHN A. DE GROOT                        1997      200,004     87,395        -              -           3,559
  Vice President, Secretary and         1996      131,254    125,232        -        180,000         384,108
    General Counsel

RICHARD M. MIRANDO                      1997      197,316    71,047         -              -           4,750
   Vice President of Operations         1996      181,319    92,401    13,216        180,000         625,939

HENK VAN ROSSEM                         1997      200,823    75,594    17,923        180,000          44,078
   Vice President and General           1996            -         -         -            -                 -
     Manager for Europe, Africa
     and the Middle East

JAKE ST. PHILIP                         1997      167,127     71,358        -              -          20,484
   Vice President of Sales -            1996      144,894    111,425        -        180,000         607,734
     North America

JOSEPH W. KUHN(5)                       1997       41,668          -    2,227              -       1,118,878
                                        1996      226,348    139,236   12,519        175,000           3,413
                                        1995      175,000     60,000    9,250        125,000           2,053

------------
(1) Compensation data is not presented for the Named Executives for 1995 as none were employed by the Company prior to November 26, 1996.

(2) 1996 "Salary" amounts for the Named Executives consists of salaries paid by IVAC Medical Systems through November 1996 and salaries paid by ALARIS Medical Systems for December 1996. 1997 salaries were paid by ALARIS Medical Systems or its subsidiaries.

(3) 1996 "Bonus" amounts for the Named Executives represents amounts earned in their respective positions with IVAC Medical Systems prior to the Merger but paid by ALARIS Medical Systems.

(4)  Amounts represent automobile allowances paid by the Company.

(5) Mr. Kuhn resigned his position as the Company's Executive Vice President and Chief Financial Officer in March of 1997. Prior to the Merger,
     Mr. Kuhn served as President, Treasurer and Secretary of IMED and President, Chief Financial Officer, Treasurer and Secretary of ALARIS Medical.

                                                                   STOCK
                                   COMPANY                         OPTION                          TOTAL
                                 RETIREMENT       RELOCATION     CANCELATION                       OTHER
NAME                     YEAR  CONTRIBUTIONS(1)   PAYMENTS(2)     PAYMENT(3)         OTHER     COMPENSATION
----                     ----  ----------------   -----------    -----------       ---------   ------------
WILLIAM J. MERCER        1997      4,750                 -                -         1,616(4)        6,366
                         1996      4,120           271,980        2,722,198             -       2,998,298

JOHN DE GROOT            1997      3,559                 -                -             -           3,559
                         1996      3,000                 -          381,108             -         384,108

RICHARD M. MIRANDO       1997      4,750                 -                -             -           4,750
                         1996      5,440            23,202          597,297             -         625,939

HENK VAN ROSSEM          1997      17,568           26,510                -             -          44,078
                         1996           -                -                -             -               -

JAKE ST. PHILIP          1997      4,750                 -                -        15,733(5)       20,483
                         1996      4,346             4,504          598,884             -         607,734

JOSEPH W. KUHN           1997        878                 -                -     1,118,000(6)    1,118,878
                         1996      3,413                 -                -             -           3,413
                         1995      2,053                 -                -             -           2,053

------------
(1) Represents contributions made by the Company (and by IVAC Medical Systems prior to the Merger) to match pre-tax elective deferral contributions made by the Named Executives and Mr. Kuhn to retirement plans.

(2) Represents relocation and temporary living expenses paid by IVAC Medical Systems and the Company.

(3) Represents stock option cancelation payments paid by the Company in connection with the Merger for unexercised stock options previously granted under the IVAC Holdings 1995 stock option plan.

(4)  Represents life insurance premium paid by the Company.

(5) Represents the fair value of noncash awards grossed-up to cover applicable state and federal income taxes.

(6) Represents separation amount paid to Mr. Kuhn in connection with his resignation in March 1997 for various matters, including amount paid for cancelation of then outstanding stock options.


EMPLOYMENT AGREEMENTS

     In August 1996, Mr. Mercer entered into an employment agreement whereby he became employed full time by the Company upon consummation of the Merger. The agreement is for a term of five years, subject to automatic renewal for successive one-year periods and to earlier termination as provided therein. The agreement provides for, among other things, a base salary of $400,000, certain annual and additional bonuses beginning in the Company's 1997 fiscal year in an aggregate amount up to 100% of Mr. Mercer's base annual salary in each such year, options to purchase an aggregate of 600,000 shares of Common Stock, and, in the event Mr. Mercer's employment is terminated by the Company without cause or disability (as defined in the agreement), or by Mr. Mercer for good reason (as defined in the agreement), severance payments in an amount equal to Mr. Mercer's base salary annually until the end of the employment term. The agreement also contains certain confidentiality, non-solicitation and non-competition provisions.

SEVERANCE PLAN

     The Company has in place a severance plan which provides officers of the Company with a lump sum payment equal to one year's base salary in the event of termination prior to November 26, 1998, if for other than cause.

STOCK-BASED BENEFIT PLANS

     1988 STOCK OPTION PLAN. The Third Amended and Restated 1988 Stock Option Plan of ALARIS Medical (the "1988 Option Plan") was approved by the Board of Directors of ALARIS Medical and became effective on June 28, 1994. Under the 1988 Option Plan, incentive stock options with respect to shares of Common Stock ("ISOs"), as provided in Section 422 of the Internal Revenue Code, may be granted to key employees of ALARIS Medical and its subsidiaries (including the Company), and non-qualified stock options with respect to shares of Common Stock ("NQSOs") may be granted to key employees, Directors (except Directors eligible to participate in the Directors Plan), and officers of ALARIS Medical, its subsidiaries (including the Company) and affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of Common Stock that may be issued under the 1988 Option Plan is 1,700,200. The number of shares of Common Stock which remain available for issuance under the 1988 Option Plan is 1,504,544, of which 707,471 are subject to currently outstanding options. The number of shares of Common Stock available under the 1988 Option Plan will be reduced on a share-for-share basis in respect of each share issued other than under the 1988 Option Plan to persons eligible to participate in the 1988 Option Plan. In the event of a change in the capitalization of ALARIS Medical which affects the Common Stock, the 1988 Committee (as defined) may make proportionate adjustments to the number of shares of Common Stock for which options may be granted and the number and exercise price of shares of Common Stock subject to outstanding options. Options may not be granted under the 1988 Option Plan on or after December 27, 1998.

     The 1988 Option Plan provides for administration by a committee appointed by the Board of Directors of ALARIS Medical (the "1988 Committee"). No member of the 1988 Committee is eligible to receive options under the 1988 Option Plan. The 1988 Committee has authority, subject to the terms of the 1988 Option Plan, to determine the individuals to whom options may be granted, the exercise price and number of shares of Common Stock subject to each option, whether the options granted to employees are to be ISOs, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option.

     Pursuant to the 1988 Option Plan, the purchase price of shares of Common Stock subject to ISOs must be not less than the fair market value of the Common Stock at the date of the grant; provided that the purchase price of shares subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of ALARIS Medical or any parent or subsidiary of ALARIS Medical ("Ten Percent Shareholder") must be not less than 110% of the fair market value of the Common Stock at the date of the grant. With respect to NQSOs, the purchase price of shares will be determined by the 1988 Committee at the time of the grant, but will not be less than the par value of a share of Common Stock. The maximum term of an option may not exceed 10 years from the date of grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant. Options granted vest and become exercisable as determined by the 1988 Committee. The 1988 Committee will limit the grant so that no more than 250,000 shares of Common Stock (subject to certain adjustments) may be awarded to any one employee in any calendar year. During the lifetime of an optionee, his or her options may be exercised only by such optionee. Options are not transferable other than by will or by the laws of descent and distribution.

     Payment of the purchase price for the shares of Common Stock to be received upon exercise of an option may be made in cash, in shares of Common Stock or in any combination thereof. In addition, the 1988 Committee may, pursuant to the terms of the stock option agreement between the optionee and ALARIS Medical, provide for payment of the purchase price by promissory note or by any other form of consideration permitted by law.

     Options granted to participants under the 1988 Option Plan are subject to forfeiture under certain circumstances in the event an optionee is no longer employed by or performing services for ALARIS Medical or the Company. In the event an optionee is terminated for cause, all unexercised options held by such optionee

(whether or not vested) expire upon such termination. If an optionee is no longer an officer, Director or employee other than as the result of having been terminated for cause, all unvested options expire at such time and all vested options expire twelve months thereafter, unless by their terms such options expire sooner.

     In the event of a change of control, as defined in the 1988 Option Plan, unless otherwise determined by the 1988 Committee at the time of grant or by amendment (with the holder's consent) of such grant, all options not vested on or prior to the effective time of any such change of control shall immediately vest as of such effective time.

     1996 STOCK OPTION PLAN.   The 1996 Stock Option Plan of ALARIS Medical
(the "1996 Option Plan") was approved by the Board of Directors of ALARIS Medical and became effective on November 26, 1996, subject to approval by the stockholders of ALARIS Medical, which was obtained at a meeting held on June 11, 1997. Under the 1996 Option Plan, ISOs with respect to shares of Common Stock may be granted to key employees of ALARIS Medical and its subsidiaries, and NQSOs with respect to shares of Common Stock may be granted to key employees, Directors (except Directors eligible to participate in the Directors Plan), and officers of ALARIS Medical, its subsidiaries and affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of Common Stock that may be issued under the 1996 Option Plan is 4,000,000. The number of shares of Common Stock which remain available for issuance under the 1996 Option Plan is 3,997,950, of which 3,165,192 are subject to currently outstanding options. The number of shares of Common Stock available under the 1996 Option Plan will be reduced on a share-for-share basis in respect of each share issued other than under the 1996 Option Plan to persons eligible to participate in the 1996 Option Plan. In the event of a change in the capitalization of ALARIS Medical which affects the Common Stock, the 1996 Committee (as defined) may make proportionate adjustments to the number of shares of Common Stock for which options may be granted and the number and exercise price of shares of Common Stock subject to outstanding options. Options may not be granted under the 1996 Option Plan on or after November 26, 2006.

     The 1996 Option Plan provides for administration by a committee appointed by the Board of Directors of ALARIS Medical (the "1996 Committee"), consisting of not less than a sufficient number of non-employee directors (as such term is defined in Rule 16b-3 under the Exchange Act) who are also "outside directors" (within the meaning of Section 162(m) of the Code) so as to qualify the 1996 Committee to administer the 1996 Option Plan as contemplated by Rule 16b-3 and Section 162(m), respectively. No member of the 1996 Committee is eligible to receive options under the 1996 Option plan. The 1996 Committee has authority, subject to the terms of the 1996 Option Plan, to determine the individuals to whom options may be granted, the exercise price and number of shares of Common Stock subject to each option, whether the options granted to employees are to be ISOs, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option.

     Pursuant to the 1996 Option Plan, the purchase price of shares of Common Stock subject to ISOs must be not less than the fair market value of the Common Stock at the date of the grant; provided that the purchase price of shares subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of ALARIS Medical or any parent or subsidiary of ALARIS Medical ("Ten Percent Shareholder") must be not less than 110% of the fair market value of the Common Stock at the date of the grant. With respect to NQSOs, the purchase price of shares will be determined by the 1996 Committee at the time of the grant, but will not be less than the par value of a share of Common Stock. The maximum term of an option may not exceed 10 years from the date of grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant. Options granted vest and become exercisable as determined by the 1996 Committee. Under the 1996 Option Plan, no more than 600,000 shares of Common Stock (subject to certain adjustments) may be awarded to any one employee in any calendar year. During the lifetime of an optionee, his or her options may be exercised only by such optionee or by his or her guardian or legal representative, except that the 1996 Committee may permit a NQSO to be transferred to and exercised by one or more transferees of an optionee during such optionee's lifetime. Options are not transferable other than (i) as provided in the immediately preceding sentence; (ii) by will; (iii) by the laws of descent and distribution; or (iv) to a beneficiary upon the death of the optionee.

     Payment of the purchase price for the shares of Common Stock to be received upon exercise of an option may be made in cash, in shares of Common Stock or in any combination thereof. In addition, the 1996 Committee may, pursuant to the terms of the stock option agreement between the optionee and ALARIS Medical, provide for payment of the purchase price by promissory note or by any other form of consideration permitted by law.

     Options granted to participants under the 1996 Option Plan are subject to forfeiture under certain circumstances in the event an optionee is no longer employed by or performing services for the Company. Unless otherwise provided by the 1996 Committee in the optionee's stock option agreement, in the event the employment of an optionee who is an officer or employee is terminated for cause, or in the event the services of an optionee who is a consultant or independent contractor are terminated for cause, all unexercised options held by such optionee on the date of such termination (whether or not vested) will expire immediately. If an optionee who is a Director (but not an officer or employee) is removed from the Board of Directors for cause, all unexercised options held by such optionee on the date of such removal (whether or not vested) will expire immediately.

     Unless otherwise provided by the 1996 Committee in the optionee's stock option agreement, in the event an optionee is no longer a Director, officer, employee, consultant or independent contractor, other than as a result of having been terminated for cause, all options which remain unvested on the date the optionee ceases to be a Director, officer, employee, consultant or independent contractor, as the case may be, will expire immediately, and all options which have vested prior to such date will expire twelve months thereafter unless by their terms they expire sooner.

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

     The following table sets forth certain information with respect to stock options granted during 1997 to the Named Executive Officers pursuant to the 1988 Option Plan and the 1996 Option Plan.

                                OPTION GRANTS IN 1997

                                    PERCENT OF                             POTENTIAL REALIZABLE
                                       TOTAL                                      VALUE AT
                        NUMBER OF    OPTIONS                               ASSUMED ANNUAL RATE OF
                       SECURITIES     GRANTED   EXERCISE                   STOCK APPRECIATION FOR
                       UNDERLYING       TO       OF BASE                      THE OPTION TERM
                         OPTIONS     EMPLOYEES    PRICE    EXPIRATION    -------------------------
                         GRANTED      IN 1997   ($/SHARE)     DATE          5%($)          10%($)
                       ----------  ------------ --------   ----------    ---------       ---------
Henk van Rossem           36,001        3.8%       3.19      7-24-06        54,832        131,333
Henk van Rossem          143,999       15.4%       3.19      7-24-10       365,582        982,302


                  AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                     AND OPTION VALUES AS OF DECEMBER 31, 1997

                                                                           VALUE OF UNEXERCISED
                                             NUMBER OF SECURITIES              IN-THE-MONEY
                       SHARES               UNDERLYING UNEXERCISED         OPTIONS AT 12/31/97
                      ACQUIRED    VALUE       OPTIONS AT 12/31/97                 ($)(1)
                         ON      REALIZED  --------------------------   ----------------------------
                      EXERCISE      $      EXERCISABLE  UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                      ---------  --------  -----------  -------------   -----------    -------------
William J. Mercer         -         -        200,000       400,000         375,000         750,000
John A. de Groot          -         -         63,667       116,333         119,376         218,124
Richard M. Mirando        -         -         63,667       116,333         119,376         218,124
Henk van Rossem           -         -         45,001       134,999          75,962         227,878
Jake St. Philip           -         -         63,667       116,333         119,376         218,124

------------
(1) Calculated based on the excess of the closing price of ALARIS Medical's common stock on December 31, 1997 ($4.875) as reported in the NASDAQ National Market Issues published in THE WALL STREET JOURNAL over the option exercise price.

     DIRECTORS PLAN. Certain Directors of the Company will be eligible to participate in the Second Amended and Restated 1990 Non-Qualified Stock Option Plan for Non-Employee Directors of ALARIS Medical (the "Directors Plan"). The Directors Plan was approved by the Board of Directors and became effective on June 28, 1994. Directors who are eligible participants in the Directors Plan are not eligible to receive awards under the 1988 Option Plan and the 1996 Option Plan. An aggregate of 250,000 shares of Common Stock may be issued under the Directors Plan. The number of shares of Common Stock which remained available for issuance under the Directors Plan was 238,800, of which 87,000 are subject to currently outstanding options. The number of shares of Common Stock available under the Directors Plan will be reduced on a share-for-share basis in respect of each share issued other than under the Directors Plan to persons eligible to participate in the Directors Plan. In the event of a change in the capitalization of ALARIS Medical which affects the Common Stock, the committee of the Board of Directors of ALARIS Medical which administers the Directors Plan (the "Plan Committee") may make proportionate adjustments to the number of shares of Common Stock for which NQSOs may be granted and to the number and exercise price of shares of Common Stock subject to outstanding NQSOs. NQSOs may not be granted under the Directors Plan on or after September 7, 2000.

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

     On September 10, 1990, initial grants of NQSOs covering 12,000 shares of Common Stock were made automatically under the Directors Plan to each of ALARIS Medical's non-employee Directors. An initial grant of NQSOs covering 12,000 shares of Common Stock also will be made automatically to any person who becomes an eligible participant after September 10, 1990, on the business day following such person's election to the Board of Directors of the Company or ALARIS Medical. During the term of the Directors Plan, additional grants of NQSOs covering 12,000 shares of Common Stock will be made to each participant in the Directors Plan every three years on the anniversary of such person's initial NQSO grant. The NQSOs granted under the Directors Plan will vest and become exercisable at the rate of 4,000 shares for every twelve-month period of continuous service on the Board of Directors, provided that the optionee is still a member of the Board of Directors on that date. For purposes of vesting, participants will receive credit for any period of continuous service prior to September 7, 1990. The term of each NQSO is five years from the date of grant. During the lifetime of an optionee, his or her NQSOs may be exercised only by the optionee and the NQSOs are not transferable other than by will or by the laws of descent and distribution. NQSOs granted under the Directors Plan which have not yet vested are subject to termination if the optionee ceases to be a Director or becomes an employee of ALARIS Medical and all NQSOs which have vested expire twelve months after such change in status, unless by their terms such NQSOs expire sooner. In the event that an optionee is removed from the Board of Directors for cause, all unexercised NQSOs, whether or not vested, expire upon such removal.

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

     In May 1997, the Board of Directors of ALARIS Medical approved, subject to approval by the stockholders of ALARIS Medical, which was obtained on June 11, 1997, the amendment and restatement of the Directors Plan. The Directors Plan was amended and restated in order to (i) maintain ALARIS Medical's ability to attract and reward its Directors by increasing the number of shares of common stock subject to each automatic award under the Directors Plan formula from 12,000 to 15,000; (ii) make automatic awards under the Directors Plan available to any Director who does not receive a salary as an officer of ALARIS Medical or the Company; and (iii) conform the Directors Plan to corresponding provisions in the newly adopted 1996 Option Plan and changes in applicable law.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors who are not employees of the Company are paid $10,000 per annum. In addition, every three years such Directors will receive options to purchase 15,000 shares of Common Stock pursuant to the Directors Plan, which options will vest at a rate of 5,000 shares per annum. See "--Stock-Based Benefit Plans--Directors Plan." Travel and accommodation expenses of Directors incurred in connection with meetings are reimbursed by the Company. All of the Directors are covered by ALARIS Medical's director's liability insurance policy.

     In 1996, Mr. Dean was granted an option on 10,000 shares of Common Stock in consideration for service on a special committee of the Board of Directors of ALARIS Medical. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     On March 15, 1996, Mr. Green's consulting agreement with ALARIS Medical expired. The consulting agreement, which had a three-year term, provided for the payment to Mr. Green of consulting fees in the amount of $100,000 per annum. On March 16, 1996, Mr. Green became eligible to receive the aforesaid non-employee annual Director compensation of $10,000 and an option to purchase 12,000 shares of Common Stock under the Directors Plan.

     On June 11, 1997, Mr. Picower was granted an option on 15,000 shares of Common Stock pursuant to the Directors Plan. The options vest at the rate of 5,000 shares per year for three years beginning June 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no reportable compensation committee interlocks or insider participation transactions.

     In connection with the Merger, Mr. Mercer entered into a new employment agreement with the Company. See "--Employment Agreements."

     For further information regarding certain relationships and related transactions, see "Item 13. Certain Relationships and Related Transactions."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following table sets forth, at March 23, 1998, information regarding the beneficial ownership of Common Stock by (i) all persons known by ALARIS Medical who own beneficially more than 5% of the outstanding Common Stock;
(ii) each Director of ALARIS Medical; (iii) each of the Named Executive Officers; and (iv) all Directors and the Named Executive Officers as a group. Unless otherwise stated, ALARIS Medical believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares. In addition, unless otherwise indicated, each such person's business address is 10221 Wateridge Circle, San Diego, California 92121.

                                              SHARES
                                            BENEFICIALLY     PERCENTAGE
                                               OWNED         OF TOTAL(1)
                                           -------------     -----------
     Jeffry M. Picower..................   46,643,209(2)        78.3%
       South Ocean Blvd.
       Palm Beach, FL 33480
     William J. Mercer..................      356,200(3)          *
     Norman M. Dean.....................       24,500(4)          *
     Henry Green........................        9,000(5)          *
     Richard B. Kelsky..................       98,100(6)          *
     Jake St. Philip....................       63,667(7)          *
     Richard M. Mirando.................       73,667(8)          *
     John A. de Groot...................       68,667(9)          *
     Henk van Rossem....................      45,001(10)          *
     All Directors and Named Executive
       Offices as a group
       (9 individuals)..................  47,382,011(11)        79.5%

------------
*    Less than 1%

(1) Calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. At March 23, 1998, ALARIS Medical had 59,122,035 shares of Common Stock outstanding.

(2)  Includes (i) 20,079,477 shares of Common Stock owned by Decisions;
     (ii) 2,489,463 shares of Common Stock owned by JA Special Partnership Limited ("JA Special"); and (iii) 24,074,269 shares of Common Stock owned by JD Partnership, L.P. ("JD Partnership"). Does not include an option to purchase 15,000 shares of Common Stock granted under the Directors Plan that vests over time. Mr. Picower is the sole stockholder and sole Director of Decisions, which is the sole general partner of JD Partnership, and the sole general partner of JA Special. As a result, Mr. Picower shares or has the sole power to vote or direct the vote of and to dispose or direct the disposition of such shares of Common Stock and may be deemed to be the beneficial owner of such shares.

(3) Includes (i) 156,200 shares of Common Stock owned by the William J. Mercer Trust, of which Mr. Mercer is the trustee and a beneficiary, and (ii) currently exercisable option on 200,000 shares of Common Stock granted upon consummation of the Merger under the 1996 Option Plan. In addition, pursuant to an employment agreement with the Company, Mr. Mercer has been granted under the 1996 Option Plan an additional option on 400,000 shares of Common Stock that vests over time. See "Management--Employment Agreements."

(4) Includes currently exercisable option on 16,000 shares of Common Stock under the Directors Plan, and currently exercisable option on 4,500 shares of Common Stock granted in consideration for service on a special committee of the Board of Directors. Does not include
     (i) option on an additional 8,000 shares of Common Stock granted under the Directors Plan that vests over time and (ii) option on 5,500 shares of Common Stock granted in consideration for service on a special committee of the Board of Directors of ALARIS Medical that vests over time.

(5) Does not include an option to purchase 8,000 of Common Stock granted under the Directors Plan that vests over time.

(6) Includes currently exercisable option on 16,000 shares of Common Stock granted under the Directors Plan. Does not include option on an additional 8,000 shares of Common Stock granted under the Directors Plan that vests over time.

(7) Represents currently exercisable option on 63,667 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 116,333 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(8) Includes (i) 10,000 shares of Common Stock owned by Richard M. Mirando, and (ii) a currently excercisable option on 63,667 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 116,333 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(9) Includes (i) 5,000 shares of Common Stock owned by John A. de Groot, and (ii) a currently excercisable option on 63,667 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 116,333 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(10) Includes currently exercisable option on 45,001 shares of Common Stock granted under the 1996 Option Plan. Does not include option on an additional 134,999 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(11) Includes currently exercisable options on 440,502 shares of Common Stock granted under the 1996 Option Plan and 36,000 shares of Common Stock granted under the Directors Plan.


POSSIBLE CHANGES IN CONTROL

     All of ALARIS Medical System's outstanding equity securities have been pledged by ALARIS Medical to secure the Company's obligations under the ALARIS Medical System's bank credit facility. The bank credit facility contains certain events of default after expiration of applicable grace periods, including failure to make payments under the bank credit facility; breach of representations and warranties; breach of covenants; default under other agreements or conditions relating to indebtedness; certain events of insolvency or bankruptcy with respect to the Company or certain subsidiaries; certain ERISA violations; invalidity or disaffirmance of any guarantee or pledge agreement; certain judgments and certain events relating to changes in control of ALARIS Medical Systems and ALARIS Medical. In the event of a default under the bank credit facility, the lenders thereunder have certain rights as secured creditors under the terms of the bank credit facility to vote and to sell or otherwise dispose of such pledged shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report.

     1.   FINANCIAL STATEMENTS:

          The following financial statements of ALARIS Medical, Inc. and its subsidiaries are included in Part II, Item 8 of this report, on the following pages:

                                                                             PAGE
                                                                             ----
          Report of Independent Accountants...............................     37
          Consolidated Balance Sheet at December 31, 1996 and 1997........     38
          Consolidated Statement of Operations for the years ended
            December 31, 1995, 1996 and 1997..............................     39
          Consolidated Statement of Cash Flows for the years ended
            December 31, 1995, 1996 and 1997..............................     40
          Consolidated Statement of Stockholders' Equity (Deficit) for
            the period from December 31, 1994 to December 31, 1997........     41
          Notes to Consolidated Financial Statements......................     42

     2.   FINANCIAL STATEMENT SCHEDULES:

          Schedule II--Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 1997

          Schedule III--Condensed Financial Information of ALARIS Medical, Inc. as of December 31, 1996 and 1997 and for the three years ended December 31, 1997.

          All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.

     3.   EXHIBITS:

EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
-----------                             ----------------------
    3.1   --     Certificate of Incorporation of Advanced Medical, Inc. and form of Certificate of Incorporation of Advanced Medical, Inc., as
                 amended. (Incorporated by reference to Exhibit 3.1(a) to the
                 Prospectus/Joint Proxy Statement, dated March 3, 1989, of Fidata
                 Corporation, Advanced Medical, Inc. and Controlled Therapeutics
                 Corporation included and forming part of the Registration
                 Statement on Form S-4 of Advanced Medical, Inc. (the
                 "Prospectus/Joint Proxy Statement")).

    3.2   --     By-Laws of Advanced Medical, Inc., as amended. (Incorporated by
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

    3.4   --     Amendment to Article Fourth of the Restated Certificate of
                 Incorporation of Advanced Medical, Inc. (Incorporated by
                 reference to Annex III to Advanced Medical Inc.'s Proxy
                 Statement, dated July 25, 1994, for its Special Meeting of
                 Stockholders held on August 11, 1994).

    4.1   --     Indenture dated as of November 26, 1996 among IMED Corporation,
                 IMED International Trading Corp. and United States Trust Company
                 of New York, as trustee (including form of Notes) (Incorporated by reference to Exhibit 10.2 to the AM December 8-K).

    4.2   --     Indenture Assumption Agreement dated as of November 26, 1996 between IVAC Holdings, Inc. and United States Trust Company of
                 New York, as trustee.*

    4.3   --     Supplemental Indenture dated as of November 26, 1996 between
                 IVAC Overseas Holdings, Inc. and United States Trust Company of
                 New York, as trustee.*

    4.4   --     Registration Rights Agreement dated as of November 26, 1996 among IMED Corporation, IMED International Trading Corp.,
                 Donaldson,  Lufkin and Jenrette Securities Corporation, BT
                 Securities Corporation, Bear, Stearns & Co. Inc. and Paribas
                 Corporation.*

    4.5   --     Registration Rights Assumption Agreement dated as of November 26,
                 1996 between IVAC Holdings, Inc. and IVAC Overseas Holdings, Inc.*

    4.6   --     Indenture to U.S. Trust Company of California, N.A., Trustee,
                 dated January 30, 1992. (Incorporated by reference to Exhibit
                 4.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

    4.7   --     Modification Agreement dated February 3, 1995 by and between
                 Advanced Medical, Inc. and Decisions Incorporated. (Incorporated
                 by reference to Exhibit 4.11 to Advanced Medical Inc.'s Annual
                 Report on Form 10-K for the year ended December 31, 1994 (the
                 "1994 10-K")).

    4.8   --     Exchange Agreement dated February 3, 1995 by and among Advanced
                 Medical, Inc. and Fidelity Convertible Securities Fund and
                 Fidelity Select Healthcare Fund. (Incorporated by reference to
                 Advanced Medical Inc.'s 1994 10-K).

   10.1   --     Credit Agreement dated as of November 26, 1996 among Advanced
                 Medical, Inc., IMED Corporation, Various Lending Institutions,
                 Bankers Trust Company, Banque Paribas and Donaldson, Lufkin &
                 Jenrette Securities Corporation (Incorporated by reference to
                 Exhibit 10.1 to the AM December 8-K).

   10.2   --     Employment Agreement dated as of August 23, 1996 among William J.
                 Mercer, IMED Corporation and Advanced Medical, Inc.
                 (Incorporated by reference to Exhibit 10.4 to the AM December 8-K).

   10.3   --     Employment Agreement dated as of August 23, 1996 among Joseph W.
                 Kuhn, IMED Corporation and Advanced Medical, Inc. (Incorporated
                 by reference to Exhibit 10.5 to the AM December 8-K).

   10.4   --     Advanced Medical, Inc.'s Third Amended and Restated 1988 Stock
                 Option Plan (Incorporated by reference to Annex IV to Advanced
                 Medical, Inc.'s Proxy Statement dated July 25, 1994 for its
                 Special Meeting of Stockholders held on August 11, 1994 (the "AM
                 August 1994 Proxy Statement")).

   10.5   --     Advanced Medical, Inc.'s Second Amended and Restated 1990
                 Non-Qualified Stock Option Plan for Non-Employee Directors
                 (Incorporated by reference to Annex V to the AM August 1994
                 Proxy Statement).

   10.6   --     Form of Indemnification Agreements between IVAC Holdings, Inc.
                 and certain of its directors and officers (Incorporated by reference to Exhibit 10.2 to IVAC Medical

                 System, Inc.'s Report on Form 10-Q for the quarter ended June 30, 1996).

   10.7   --     Wateridge Plaza Office Building Lease Agreement dated as of
                 December 1, 1995 between California Public Employees' Retirement
                 System and IVAC Corporation (Incorporated by reference to
                 Exhibit 10.12 to IVAC Medical Systems, Inc.'s Report on Form
                 10-K for the year ended December 31, 1995 (the "IVAC 1995 Form 10-K")).

   10.8   --     Activity Road Lease Agreement dated as of October 25, 1995 between Rancho Bernardo Corporate Center Ltd. and IVAC
                 Corporation (Incorporated by reference to Exhibit 10.13 to the
                 IVAC 1995 Form 10-K).

   10.9   --     Kenamar Court Lease Agreement dated as of January 24, 1996 between Brentcrest Properties, Inc. and IVAC Corporation
                 (Incorporated by reference to Exhibit 10.14 of the IVAC 1995
                 Form 10-K).

   10.10  --     Development and Exclusive Distribution Agreement dated May 8,
                 1995 between Debiotech SA and IMED Corporation (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 dated January 31,
                 1996 to Advanced Medical, Inc.'s Report on Form 10-Q for the
                 quarter ended September 30, 1995).

   10.11  --     Asset Transfer Agreement dated June 26, 1996 among IMED Ltd.,
                 IMED Corporation, Pharmacia AB and Pharmacia & Upjohn Limited
                 with respect to the acquisition of certain European assets
                 (Incorporated by reference to Exhibit 10.28 to Advanced Medical,
                 Inc.'s Report on Form 10-Q for the quarter ended June 30, 1996
                 (the "AM June 1996 Form 10-Q")).

   10.12  --     Assignment Agreement dated June 26, 1996 among IMED Corporation,
                 IMED International Trading Corp., Advanced Medical, Inc. and
                 Pharmacia, AB with respect to the acquisition of European
                 distribution rights (Incorporated by reference to Exhibit 10.29 to the AM June 1996 Form 10-Q).

   10.13  --     Amendment and Waiver No. 1 to Credit Agreement dated as of March 28,
                 1997.  (Filed as an exhibit to Amendment No. 2 to the
                 Registration Statement on Form S-4 (333-18687) of ALARIS Medical
                 Systems, IVAC Overseas and IMED Trading dated May 28, 1997.)

   10.14  --     ALARIS Medical, Inc. 1996 Stock Option Plan (Incorporated by
                 reference to Exhibit A to ALARIS Medical, Inc.'s Proxy Statement
                 dated May 5, 1997 for its Annual Meeting of Stockholders (the
                 "ALARIS Proxy Statement")).

   10.15  --     ALARIS Medical, Inc. Third Amended and Restated 1990 Non-
                 Qualified Stock Option Plan for Non-Employee Directors
                 (Incorporated by reference to Exhibit B to the ALARIS Proxy Statement).

   10.16  --     Amendment No.2 to Credit Agreement dated as of August 12, 1997.
                 (Filed as an exhibit to Amendment No. 6 to the Registration
                 Statement on Form S-4 (333-18687) of ALARIS Medical Systems,
                 IVAC Overseas and IMED Trading dated August 19, 1997.)

   10.17  --     Confidential Settlement Agreement and Mutual General Release of
                 all Claims, dated May 11, 1993 by and among Richard L.
                 Grounsell, IMED Corporation, Warner-Lambert Company, Donald
                 O'Neill, John Sifers, Michael Scharing, Dan Kelly and Bud
                 Humphrey. (Incorporated by reference to Exhibit 19.1 to the
                 Company's Report on Form 10-Q for the quarter ended March 31, 1993.)

   10.18  --     Consulting Agreement dated March 15, 1993 between Henry Green and Advanced Medical, Inc. (Incorporated by reference to Exhibit
                 10.89 to Advanced Medical, Inc.'s Annual Report on Form 10-K for
                 the year ended December 31, 1992).

   21     --     List of Subsidiaries of ALARIS Medical, Inc.

   23     --     Consent of Price Waterhouse LLP.

   27     --     Financial Data Schedule.

------------
* Filed as an exhibit to the Registration Statement on Form S-4 (333-18687) of the Company, IVAC Overseas Holdings, Inc. and IMED International Trading Corp. dated December 24, 1996.

(b) Report on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 30, 1998.

                                       ALARIS MEDICAL, INC.

                                       By:  /s/  WILLIAM J. MERCER
                                          ---------------------------------
                                          Name:  William J. Mercer
                                          Title: President and Chief
                                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   NAME                            TITLE(s)
                   ----                            --------

      /s/  JEFFRY M. PICOWER              Director and Chairman of the Board
-------------------------------------
           Jeffry M. Picower


      /s/  WILLIAM J. MERCER              Director, President, and Chief
-------------------------------------     Executive Officer
           William J. Mercer


     /s/  DOUGLAS C. JEFFRIES             Vice President and Chief Financial
-------------------------------------     Officer (Principal Financal and
          Douglas C. Jeffries             Accounting Officer)


       /s/  NORMAN M. DEAN                Director
-------------------------------------
            Norman M. Dean


        /s/  HENRY GREEN                  Director
-------------------------------------
             Henry Green


      /s/  RICHARD B. KELSKY              Director
-------------------------------------
           Richard B. Kelsky

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------
                              (DOLLARS IN THOUSANDS)


                                                        ADDITIONS   ADDITIONS
                                           BALANCE AT  CHARGED TO    CHARGED                        BALANCE AT
                                           BEGINNING    COSTS AND    TO OTHER                         END OF
                                           OF PERIOD    EXPENSES    ACCOUNTS(1)    DEDUCTIONS(2)      PERIOD
                                           ---------   ----------   -----------    -------------     --------
Deducted from receivables
Allowance for doubtful accounts:
     Year ended December 31, 1995..........  $  855      $  100             -        $    (80)       $    875
     Year ended December 31, 1996..........     875         100      $  3,320            (210)          4,085
     Year ended December 31, 1997..........   4,085         810             -          (1,636)          3,259

------------
(1) Represents amount of allowance for doubtful accounts assigned to accounts receivables acquired in the Merger.

(2) Represents accounts written-off as uncollectible, net of collections on accounts previously written-off.


                                       S-II-1

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES

      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC.
                             CONDENSED BALANCE SHEET
-------------------------------------------------------------------------------
                              (DOLLARS IN THOUSANDS)



                                     ASSETS

                                                                 DECEMBER 31,
                                                           ------------------------
                                                             1996            1997
                                                           ---------      ---------
Current assets:
  Cash...................................................  $   2,936      $      66
  Receivables, prepaid expenses and other current assets.        767            962
                                                           ---------      ---------
  Total current assets...................................      3,703          1,028

Investments in and net advances from subsidiaries........     54,538         42,862
Other investments, at cost...............................        174             26
Intangible assets, net...................................      1,714          1,654
Other non-current assets.................................      3,850          3,731
                                                           ---------      ---------
                                                           $  63,979      $  49,301
                                                           ---------      ---------
                                                           ---------      ---------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.....................................   $       4      $     115
   Accrued expenses and other current liabilities.......       1,770          1,085
                                                           ---------      ---------
   Total current liabilities............................       1,774          1,200
                                                           ---------      ---------
                                                           ---------      ---------

Long-term debt..........................................      16,152         16,152
                                                           ---------      ---------

Contingent liabilities and commitments  (Note 6)

Stockholders' equity:
   Common stock.........................................         589            591
   Capital in excess of par value.......................     147,840        148,341
   Accumulated deficit..................................    (101,704)      (111,330)
   Treasury stock.......................................        (734)        (2,027)
   Other equity.........................................          62         (3,626)
                                                           ---------      ---------

                                                              46,053         31,949
                                                           ---------      ---------

                                                           $  63,979      $  49,301
                                                           ---------      ---------
                                                           ---------      ---------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                               FINANCIAL STATEMENTS.

                                       S-III-1

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC.
                        CONDENSED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
                              (DOLLARS IN THOUSANDS)


                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1995         1996         1997
                                                                --------    ---------    ---------
 General and administrative expense...........................  $  2,209    $   2,278    $   1,716
 Restructuring, integration and other non-recurring charges...         -            -        1,135
 Other income (expense):
    Interest income...........................................       108          950           89
    Interest expense..........................................    (6,044)      (7,087)      (1,290)
    Debt conversion expense...................................         -      (10,000)           -
    Equity in earnings (loss) of unconsolidated subsidiaries..    19,766      (49,933)      (6,974)
    Other, net................................................       656          716            -
                                                                --------    ---------    ---------

                                                                  14,486      (65,354)      (8,175)

 Income (loss) before income taxes and extraordinary item.....    12,277      (67,632)     (11,026)
 Income tax benefit...........................................         -        2,026        1,400
                                                                --------    ---------    ---------

 Income (loss) before extraordinary item......................    12,277      (65,606)      (9,626)
 Extraordinary item:
    Gain (loss) on early retirement of debt, net of taxes.....    15,177       (1,630)           -
                                                                --------    ---------    ---------

 Net income (loss)............................................    27,454      (67,236)      (9,626)
 Accumulated deficit at beginning of year.....................   (61,922)     (34,468)    (101,704)
                                                                --------    ---------    ---------

 Accumulated deficit at end of year...........................  $(34,468)   $(101,704)   $(111,330)
                                                                --------    ---------    ---------
                                                                --------    ---------    ---------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                               FINANCIAL STATEMENTS.

                                       S-III-2

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC.
                         CONDENSED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
                              (DOLLARS IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                    1995         1996        1997
                                                                  --------     --------     -------
Net cash used in operating activities........................     $ (6,743)    $ (9,222)    $(4,918)
                                                                  --------     --------     -------

Cash flows from investing activities:
   Dividends on IMED redeemable preferred stock..............        6,684        4,067           -
   Dividends from ALARIS Medical Systems.....................            -            -       2,215
   Proceeds from sale of IMED redeemable preferred stock.....          880        3,350           -
   Net (increase) decrease in restricted cash................      (25,000)      25,000       2,332
   Proceeds from sale of investments.........................          859        2,374           -
   Return of capital investment..............................            -            -         148
   Capital contribution to ALARIS Medical Systems............            -      (19,588)     (1,595)
                                                                  --------     --------     -------

Net cash (used in) provided by investing activities..........      (16,577)      15,203       3,100
                                                                  --------     --------     -------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt..................       25,000            -           -
   Proceeds from issuance of common stock....................            -       40,024           -
   Proceeds from exercise of stock options...................            -            -         241
   Debt repaid in merger.....................................            -      (24,116)          -
   Debt issuance costs.......................................         (488)           -           -
   Redemption of preferred stock including related dividends.            -       (7,844)          -
   Purchase of IMED common stock warrant.....................            -      (12,500)          -
   Repurchase of common stock................................            -            -      (1,293)
                                                                  --------     --------     -------

Net cash provided by (used in) financing activities..........       24,512       (4,436)     (1,052)
                                                                  --------     --------     -------

Net increase (decrease) in cash..............................        1,192        1,545      (2,870)
Cash at beginning of year....................................          199        1,391       2,936
                                                                  --------     --------     -------

Cash at end of year..........................................     $  1,391     $  2,936     $    66
                                                                  --------     --------     -------
                                                                  --------     --------     -------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                               FINANCIAL STATEMENTS.

                                       S-III-3

                    ALARIS MEDICAL, INC. AND SUBSIDIARIES

    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                            (DOLLARS IN THOUSANDS)


NOTE 1--STATEMENT OF ACCOUNTING POLICY:

     The accompanying condensed financial statements have been prepared by ALARIS Medical pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is therefore suggested that these condensed financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto.

RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to the classifications used in 1997.

NOTE 2--INVESTMENTS IN AND NET ADVANCES FROM SUBSIDIARIES:

     ALARIS Medical accounts for its investments in subsidiaries using the equity method. Under the equity method, investments are carried at cost, adjusted for ALARIS Medical's proportionate share of their undistributed earnings or losses.

     Investments in and net advances to/(from) subsidiaries comprise the following:


                                                       DECEMBER 31,
                                                    -----------------
                                                      1996      1997
                                                    -------   -------
       ALARIS Medical Systems common ownership
        interest and advances.....................  $53,332   $42,862
       Other subsidiaries.........................    1,206         -
                                                    -------   -------

                                                    $54,538   $42,862
                                                    -------   -------
                                                    -------   -------

NOTE 3--PATENTS:

     ALARIS Medical acquired patents for $10,000 on April 2, 1990. These patents were licensed to IMED for a royalty of $1,100 per annum. Effective June 30, 1996, ALARIS Medical made a non-cash contribution of $2,885 to IMED representing ALARIS Medical's net carrying value of these patents.

NOTE 4--LONG-TERM DEBT:

     The terms and maturities of ALARIS Medical's long-term debt are described in Note 4 to the Consolidated Financial Statements.


                                      S-III-4

                    ALARIS MEDICAL, INC. AND SUBSIDIARIES

    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------
                            (DOLLARS IN THOUSANDS)


NOTE 5--CASH FLOW INFORMATION:

     During 1995 and 1996, IMED redeemed 88 and 335 shares, respectively, of its 12% Preferred Stock (all of which was owned by ALARIS Medical) from ALARIS Medical for $880 and $3,350, respectively. In June 1996, ALARIS Medical contributed to IMED $8,776 representing the outstanding par value and accrued dividends on all the remaining outstanding shares of IMED's 12% Preferred Stock. The preferred shares were then canceled. IMED made dividend payments to ALARIS Medical of $6,684 and $4,067 during 1995 and 1996, respectively, related to the 12% Preferred Stock.

     During 1997, ALARIS Medical Systems made dividend payments of $2,215 to ALARIS Medical.

NOTE 6--CONTINGENCIES AND LITIGATION:

     Contingencies and litigation are described in Note 15 to the Consolidated Financial Statements.

                                      S-III-5

                                EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
-----------                             -----------------------
    21           List of Subsidiaries of ALARIS Medical, Inc
    23           Consent of Price Waterhouse LLP.
    27           Financial Data Schedule


     Exhibit 27 has been omitted from this copy of ALARIS Medical, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.