Form 10-Q
period 1998-03-31
ALARIS MEDICAL INC
filed 1998-05-15
CIK 817161

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                      FORM 10-Q


          (MARK ONE)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended MARCH 31, 1998 or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ___________


Commission File Number:                33-26398
                                       --------


                              ALARIS MEDICAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                       13-3492624
-----------------------------------         -----------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


        10221 Wateridge Circle, San Diego, CA                       92121
-------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)


                                   (619) 458-7000
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


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

On May 7, 1998, 59,127,783 shares of Registrant's Common Stock were outstanding.

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements:
                                                                        Page
          Condensed consolidated balance sheet at
          December 31, 1997 and March 31, 1998. . .  . . . . . . . . .    3

          Condensed consolidated statement of operations
          for the three months ended March 31, 1997 and 1998 .. . . .     4

          Condensed consolidated statement of cash flows for the
          three months ended March 31, 1997 and 1998 . . . . .. . . .     5

          Condensed consolidated statement of changes in
          stockholders' equity for the period from
          December 31, 1997 to March 31, 1998 . . .  . . . . .. . . .     6

          Notes to the condensed consolidated financial statements. .     7


     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . .  . . . . .. . . .    12



PART II. OTHER INFORMATION


     Item 1 - Legal Proceedings. . . . . . . . . . .. . . . . . . . .    19

     Item 6 - Exhibits and Reports on Form 8-K . . .. . . . . . . . .    20

                                  FORM 10 - Q
                                PART 1 - ITEM 1
                             FINANCIAL INFORMATION

                    ALARIS MEDICAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
      (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                       ASSETS

                                                                                    DECEMBER 31,     MARCH 31,
                                                                                       1997             1998
                                                                                    ------------     ----------
                                                                                                     (UNAUDITED)
Current assets:

     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   6,984      $     3,839
     Receivables, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       83,406           80,724
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,666           58,872
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .       23,260           23,065
                                                                                    ---------      -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .      175,316          166,500

Net investment in sales-type leases, less current portion. . . . . . . . . . . .       30,404           27,792
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . .       55,365           55,888
Other non-current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,279           17,439
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      287,933          284,102
                                                                                    ---------      -----------
                                                                                    $ 565,297      $   551,721
                                                                                    ---------      -----------
                                                                                    ---------      -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .    $  14,559      $    14,619
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,042           20,646
     Accrued expenses and other current liabilities. . . . . . . . . . . . . . .       52,668           55,462
                                                                                    ---------      -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .       91,269           90,727
                                                                                    ---------      -----------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      431,571          419,340
Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       10,508            9,516
                                                                                    ---------      -----------
     Total non-current liabilities . . . . . . . . . . . . . . . . . . . . . . .      442,079          428,856
                                                                                    ---------      -----------

Contingent liabilities and commitments (Note 6)

Stockholders' equity:
     Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding  - 59,102 shares and 59,122 shares at December 31, 1997
        and March 31, 1998, respectively . . . . . . . . . . . . . . . . . . . .          591              591
     Capital in excess of par value. . . . . . . . . . . . . . . . . . . . . . .      148,341          148,382
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (111,330)        (111,123)
     Treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,027)          (2,027)
     Equity adjustment for foreign currency translation. . . . . . . . . . . . .       (3,626)          (3,685)
                                                                                    ---------      -----------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .       31,949           32,138
                                                                                    ---------      -----------
                                                                                    $ 565,297      $   551,721
                                                                                    ---------      -----------
                                                                                    ---------      -----------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ALARIS MEDICAL, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                       1997            1998
                                                                                       ----            ----
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  81,995        $  86,971
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,970           44,854
                                                                                    ---------        ---------


Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,025           42,117
                                                                                    ---------        ---------

Selling and marketing expenses . . . . . . . . . . . . . . . . . . . . . . . . .       15,495           17,129
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . . .        9,254            9,902
Research and development expenses. . . . . . . . . . . . . . . . . . . . . . . .        4,068            4,340
Integration and other non-recurring charges. . . . . . . . . . . . . . . . . . .        3,652                -
                                                                                    ---------        ---------

     Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       32,469           31,371
                                                                                    ---------        ---------

Lease interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,162            1,162
                                                                                    ---------        ---------

     Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,718           11,908
                                                                                    ---------        ---------

Other income (expenses):
     Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          158               62
     Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,693)         (11,156)
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (98)            (357)
                                                                                    ---------        ---------

Total other expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,633)         (11,451)
                                                                                    ---------        ---------

(Loss) income before income taxes. . . . . . . . . . . . . . . . . . . . . . . .       (6,915)             457
(Benefit from) provision for income taxes. . . . . . . . . . . . . . . . . . . .       (2,600)             250
                                                                                    ---------        ---------

Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (4,315)     $       207
                                                                                    ---------        ---------
                                                                                    ---------        ---------

     Net loss per common share assuming no dilution. . . . . . . . . . . . . . .    $    (.07)     $         -
                                                                                    ---------        ---------
                                                                                    ---------        ---------

     Net loss per common share assuming dilution . . . . . . . . . . . . . . . .    $    (.07)     $         -
                                                                                    ---------        ---------
                                                                                    ---------        ---------

Weighted average common shares outstanding assuming no dilution. . . . . . . . .       59,026           58,658
                                                                                    ---------        ---------
                                                                                    ---------        ---------

Weighted average common shares outstanding assuming dilution . . . . . . . . . .       59,026           60,196
                                                                                    ---------        ---------
                                                                                    ---------        ---------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                       1997            1998
                                                                                       ----            ----
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .     $  9,065        $  14,113
                                                                                     --------        ---------

Cash flows from investing activities:
     Net decrease in restricted cash and investments . . . . . . . . . . . . . .        2,332                -
     Net capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . .       (4,868)          (5,002)
                                                                                     --------        ---------

Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .       (2,536)          (5,002)
                                                                                     --------        ---------

Cash flows from financing activities:
     Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . .       (3,309)          (6,072)
     Proceeds under revolving credit facility. . . . . . . . . . . . . . . . . .        4,300           10,300
     Repayments under revolving credit facility. . . . . . . . . . . . . . . . .            -          (16,500)
     Debt issue costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (109)               -
     Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . .          147               41
                                                                                     --------        ---------

Net cash provided by (used in) financing activities. . . . . . . . . . . . . . .        1,029          (12,231)
                                                                                     --------        ---------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . . .         (375)             (25)
                                                                                     --------        ---------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . .        7,183           (3,145)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . .       12,084            6,984
                                                                                     --------        ---------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 19,267        $   3,839
                                                                                     --------        ---------
                                                                                     --------        ---------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        ALARIS MEDICAL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                           STOCKHOLDERS' EQUITY (UNAUDITED)
                       (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)

                                                                                                            EQUITY
                                                                                                          ADJUSTMENT
                                     COMMON STOCK      CAPITAL IN                       TREASURY STOCK   FOR FOREIGN
                                  -----------------     EXCESS OF     ACCUMULATED    -------------------   CURRENCY
                                  SHARES     AMOUNT     PAR VALUE       DEFICIT      SHARES       AMOUNT  TRANSLATION   TOTAL
                                  ------     ------    ----------     -----------    ------       ------  -----------   -----
Balance at December 31, 1997      59,102      $591       $148,341      $(111,330)      453        $(2,027)  $(3,626)    $31,949

Exercise of stock options             20                       41                                                            41

Equity adjustment for foreign
  currency translation                                                                                          (59)        (59)

Net income for the period                                                    207                                            207
                                  ------      ----       --------      ---------       ---        -------   -------     -------

Balance at March 31, 1998         59,122      $591       $148,382      $(111,123)      453        $(2,027)  $(3,685)    $32,138
                                  ------      ----       --------      ---------       ---        -------   -------     -------
                                  ------      ----       --------      ---------       ---        -------   -------     -------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ALARIS MEDICAL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------



NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1998.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET INCOME (loss) PER COMMON SHARE:
The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding. The Company's net income (loss) per common share assuming dilution is computed using the weighted average number of common shares outstanding plus dilutive potential common shares using the treasury stock method at the average market price during the reporting period (Note 5).

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

NOTE 3 -- INVENTORIES

Inventories comprise the following:

                                         DECEMBER 31,    MARCH 31,
                                             1997          1998
                                         ------------    ----------
     Raw materials . . . . . . . . . . .  $ 24,144       $ 25,266
     Work-in-process . . . . . . . . . .     8,363          7,610
     Finished goods. . . . . . . . . . .    29,159         25,996
                                          --------       --------
                                          $ 61,666       $ 58,872
                                          --------       --------
                                          --------       --------

NOTE 4 -- COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. ALARIS Medical's total comprehensive earnings were as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                     1997             1998
                                                 -----------      -----------
Net (loss) income. . . . . . . . . . . . . . . .  $  (4,315)       $    207

Other comprehensive loss:
   Foreign currency translation adjustments. . .     (1,332)            (59)
                                                  ---------        --------
Other comprehensive (loss) income. . . . . . . .  $  (5,647)       $    148
                                                  ---------        --------
                                                  ---------        --------

NOTE 5 -- EARNINGS PER SHARE


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

                                                         THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------------------
                                                         1997                    1998
                                                  -------------------    ------------------
                                                    BASIC   DILUTED       BASIC    DILUTED
                                                  -------- ----------    -------  ---------

Net (loss) income as reported. . . . . . . . .    $ (4,315) $ (4,315)    $   207   $   207
                                                  -------- ----------    -------  ---------
                                                  -------- ----------    -------  ---------

Weighted average common shares outstanding . .      59,026    59,026      58,658    58,658

Weighted average common stock options as
 determined by application of the treasury
 stock method. . . . . . . . . . . . . . . . .            -         -          -     1,538
                                                  -------- ----------    -------  ---------
Weighted average common and common
 equivalent shares outstanding . . . . . . . .       59,026    59,026     58,658    60,196
                                                  -------- ----------    -------  ---------
                                                  -------- ----------    -------  ---------

Net loss per common share. . . . . . . . . . .    $   (.07) $    (.07)   $     -   $     -
                                                  -------- ----------    -------  ---------
                                                  -------- ----------    -------  ---------

Net loss per common share assuming no dilution and dilution are the same for the three months ended March 31, 1997, as the Company experienced a net loss. The 7.25% convertible debentures and options outstanding at March 31, 1997 were excluded due to their antidilutive nature. Had such options been included, the weighted average shares would have increased by 1,453.

The Company's 7.25% Debentures were not included in the calculation of diluted earnings per share in 1998 as they are antidilutive. The $16,152 of convertible debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $176, net of taxes, to net income, due to the reduction in interest expense.

NOTE 6 -- CONTINGENCIES AND LITIGATION

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

As a result of this decision, the Company recorded a charge of $2,500 to cost of sales during the first quarter of 1997. Based on management's current understanding of these incidents, the Company believes it has adequately accrued for this matter. However, since the Company's analysis of this matter is ongoing, there can be no assurances that it can be resolved for an amount consistent with management's estimated cost.

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

Cal Pacifico has advised the Company that, should Cal Pacifico's challenge to the assessment of the Disputed Amounts prove to be unsuccessful, it will seek recovery from the Company, through arbitration, for any portion of the Disputed Amounts which it is required to pay to Customs. As part of the settlement agreement which resolved the Company's contract dispute with Cal Pacifico during the second quarter of 1997, the Company paid Cal Pacifico $550, which is to be applied toward Cal Pacifico's payment of Disputed Amounts. The $550 payment by the Company is to be credited toward any portion of the Disputed Amounts which the arbitrator determines the Company owes to Cal Pacifico. The actual amount so determined by the arbitrator may be less or greater than $550. Although the ultimate outcome of such an arbitration proceeding cannot be guaranteed, the Company believes that it has meritorious defenses to claims with respect to Disputed Amounts which Cal Pacifico might raise against the Company. These defenses would be based, among other factors, on the contractual relationship between the Company and Cal Pacifico (including a defense with respect to the availability of indemnification under the agreements between Cal Pacifico and the Company), the conduct of Cal Pacifico with respect to both the Company and Customs, and the compliance obligations of Cal Pacifico under applicable customs laws. Inasmuch as Cal Pacifico's challenge before Customs is still pending and any claim against the Company for indemnification would be based on Cal Pacifico's ultimate lack of success in that challenge, and inasmuch as any arbitration proceeding by which Cal Pacifico might seek indemnification has not been filed nor has Cal Pacifico committed itself to the theories under which it might seek indemnification or the recovery of damages from the Company, it is not possible for the Company to express an opinion at this time as to the likelihood of an unfavorable outcome in such a proceeding.

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

The Company sells and services infusion systems primarily in the United States, Western Europe, Canada, Australia, Latin America and the Middle East.
 The Company generates revenues from the sale and/or lease of infusion pumps, and sales of associated proprietary disposable administration sets. Additionally, the Company generates revenue from the sale of patient monitoring products.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     1997              1998
                                                  -----------      -----------
Sales. . . . . . . . . . . . . . . . . . . . . . .    100.0%             100.0%
Cost of sales. . . . . . . . . . . . . . . . . . .     57.3               51.6
                                                   --------           --------
Gross margin . . . . . . . . . . . . . . . . . . .     42.7%              48.4%

Selling and marketing expenses . . . . . . . . . .     18.9               19.7
General and administrative expenses. . . . . . . .     11.3               11.4
Research and development expenses. . . . . . . . .      5.0                5.0
Integration and other non-recurring charges. . . .      4.4                  -
Lease interest income. . . . . . . . . . . . . . .      1.4                1.3
                                                   --------           --------

Income from operations . . . . . . . . . . . . . .      4.5               13.6
Interest expense . . . . . . . . . . . . . . . . .    (13.0)             (12.8)
Other, net . . . . . . . . . . . . . . . . . . . .       .1                (.3)
                                                   --------           --------

(Loss) income before income taxes. . . . . . . . .     (8.4)                .5
(Benefit from) provision for income taxes. . . . .     (3.2)                .3
                                                   --------           --------

Net (loss) income. . . . . . . . . . . . . . . . .     (5.2%)               .2%
                                                   --------           --------
                                                   --------           --------
OTHER DATA:
  Adjusted EBITDA. . . . . . . . . . . . . . . . .     21.1%              23.2%



                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     1997              1998
                                                  -----------      -----------

ADJUSTED EBITDA (1). . . . . . . . . . . . . . . . $  17,262       $    20,192
Inventory purchase price allocation adjustment(2)     (1,607)               -
Integration and other non-recurring charges. . . .    (3,652)               -
Depreciation and amortization (3). . . . . . . . .    (8,285)          (8,284)
Interest income. . . . . . . . . . . . . . . . . .       158               62
Interest expense . . . . . . . . . . . . . . . . .   (10,693)         (11,156)
Other, net . . . . . . . . . . . . . . . . . . . .       (98)            (357)
Benefit from (provision for) income taxes. . . . .     2,600             (250)
                                                   ---------       ----------

     Net (loss) income . . . . . . . . . . . . . . $  (4,315)      $      207
                                                   ---------       ----------
                                                   ---------       ----------

-------------------------


  (1) Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as ALARIS Medical believes that the inclusion of these items would not be helpful to an investor's understanding of

          ALARIS Medical's ability to service debt. ALARIS Medical's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

  (2) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during the first quarter of 1997.

  (3) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.


The following table summarizes sales to customers located in the United States and international locations:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1997           1998
                                                   ------------    ------------
U.S. sales . . . . . . . . . . . . . . . . . . . . $      51.4     $       52.6
International sales. . . . . . . . . . . . . . . .        30.6             34.4
                                                   ------------    ------------
     Total sales . . . . . . . . . . . . . . . . . $      82.0     $       87.0
                                                   ------------    ------------
                                                   ------------    ------------

For purposes of this discussion and analysis, the three months ended March 31, 1997 and 1998 are referred to as 1997 and 1998, respectively.

SALES Sales increased $5.0 million during 1998 as compared to 1997. International sales increased $3.8 million, or 12.4% while United States sales increased $1.2 million, or 2.3%. The increase in international sales is primarily due to increases in drug infusion instrument revenue of $2.1 million and drug infusion disposable administration set revenue of $1.1 million. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1998 as compared to the actual foreign currency exchange rates in effect during 1997, translation of 1998 international sales were adversely impacted by $1.5 million. The increase in U.S. sales in 1998 as compared to 1997 is primarily due to increases in drug infusion disposable administration set revenue of $1.3 million and patient monitoring revenue of $0.7 million. These increases were offset by a decrease in drug infusion instrument revenue of $0.7 million.

GROSS MARGIN The gross margin percentage increased from 42.7% in 1997 to 48.4% in 1998 primarily due to $4.1 million of non-recurring costs included in 1997 cost of sales. Exclusive of $1.6 million of non-recurring purchase accounting inventory adjustments and $2.5 million related to a voluntary field correction of certain Gemini PC-1 and PC-2 infusion pumps charged to cost of sales during 1997, the gross margin percentage for 1997 was 47.7%. This improvement is due to the benefits realized from ongoing cost reduction efforts and purchasing synergies.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased $1.6 million, or 10.5%, during 1998 as compared to 1997. As a percentage of sales, selling and marketing expenses increased from 18.9% in 1997 to 19.7% in 1998. Domestic expenses increased by $0.5 million, or 5.7%, from 1997. International expenses increased $1.1 million, or 16.4%, from 1997. These increases were due to additional corporate investment in international direct operations and personnel in this area.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased $0.6 million, or 7.0%, during 1998 as compared to 1997. As a percentage of sales, general and administrative expenses increased from 11.3% in 1997 to 11.4% in 1998. Domestic expenses increased $0.2 million due to (i) the creation of a corporate development function to assess product and company acquisitions, distribution alliances and joint ventures which will expand Company technologies into unserved markets and (ii) increased costs related to performing general holding company functions, including the communication and meeting costs of shareholder and investor relations. International expenses increased by $0.4 million, or 22.2%, primarily as a result of the conversion of certain European dealer operations into direct operations.

RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses increased approximately $0.3 million, or 6.7%, during 1998 as compared to 1997 primarily due to increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems and disposable administration sets.

INTEGRATION AND OTHER NON-RECURRING CHARGES The Company incurred $3.7 million in costs to integrate the IMED and IVAC operations during 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of severance of $1.1 million, management consulting fees of $1.0 million, sales force integration expense of $0.9 million and information systems conversion costs of $0.5 million.

INCOME FROM OPERATIONS Income from operations increased $8.2 million during 1998 as compared to 1997 primarily due to the 1997 operating results including significant integration charges, non-recurring purchase accounting charges and expenses related to the field correction on the Gemini pumps as discussed above which were not incurred in 1998.

ADJUSTED EBITDA Adjusted EBITDA increased $2.9 million during 1998 as compared to 1997. As a percentage of sales, Adjusted EBITDA increased from 21.1%, or $17.3 million, for 1997 to 23.2%, or $20.2 million, for 1998 due to the reasons discussed above. Excluding the $2.5 million charge to cost of sales during the first quarter of 1997, Adjusted EBITDA for 1997 would have increased to $19.8 million. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE Interest expense increased $0.5 million during 1998 primarily due to a higher average balance on the Company's revolving credit facility in 1998 and higher interest rates on the Company's bank term debt in 1998 due to the interest rate protection agreement entered into during the second quarter of 1997 (see Liquidity and Capital Resources).

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

During 1998, the Company made cash payments of approximately $0.8 million related to merger and integration costs accrued at December 31, 1997.

At March 31, 1998, the Company's outstanding indebtedness was $434.0 million, which includes $195.8 million of bank term debt under the credit facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average fixed rate of 9.6% on the principal balance covered. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the credit facility at March 31, 1998 would result in additional annual interest expense of approximately $1.0 million. During March 1998, the credit facility was amended and the interest rates on the bank debt reduced. As a result, the weighted average interest rate, including the effect of the interest rate protection agreement, was reduced to 8.5% based on the amounts outstanding at the time of the amendment. The Company incurred fees of approximately $0.4 million related to such interest rate reductions. Included in total consolidated debt, at March 31, 1998, ALARIS Medical had outstanding $16.2 million of 71/4% Convertible Debentures.

In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the credit facility. At March 31, 1998, $19.0 million in borrowings and $0.5 million under letters of credit were outstanding under this line of credit and $30.5 million was available.

In connection with the Merger, the Company assumed IVAC's obligations to Siemens Infusion Systems Ltd. ("SIS"). These obligations relate to the payment of additional purchase consideration related to the acquisition of the MiniMed product line (the predecessor product line to MS III). The Company's remaining obligation to SIS is the greater of $3.0 million or 8% of the prior year's MS III sales in 1999. The Company made the minimum 1998 payment of $3.0 million during the first quarter of 1998.

As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that cash provided by operations will be sufficient to meet its interest expense obligations.

Annual amortization of the Company's indebtedness is $8.7 million for the remaining nine months of 1998 and $15.6 million and $13.7 million for 1999 and 2000, respectively.

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

The Company made capital expenditures of approximately $5.1 million during 1998 and anticipates additional capital expenditures of approximately $20.0 million during the remainder of 1998.

In addition to routine capital expenditures, and in connection with the Merger, the Company has made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. The worldwide project is scheduled for completion in 1999. The system is year 2000 compliant and also designed to properly process transactions denominated in euro currency. Euro currency is a new monetary unit which certain European countries can begin using in 1999.

During fiscal year 1997 and the three months ended March 31, 1998, the Company made combined capital and operating expenditures of approximately $6.0 million and $1.4 million, respectively, related to this project. To complete the identified phases of the project, the Company anticipates additional expenditures for the remainder of 1998 and for 1999 of approximately $3.7 million and $1.5 million, respectively.

During the first quarter of 1998, the Company created a corporate development function to assess product and company acquisitions, distribution alliances and joint ventures which would expand Company technologies into unserved markets. While there can be no assurances that the Company will complete any acquisitions, depending on the value of potential acquisitions, the Company might fund such transactions through a variety of sources, including existing or new debt facilities or through the sale of equity securities.

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

BACKLOG The backlog of orders, believed to be firm, at March 31, 1998 was $5.9 million.

FOREIGN OPERATIONS As a result of the Merger, the Company has significant foreign operations. Accordingly, the Company is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1998, primarily a strengthening of the U.S. dollar against many European currencies, the Company recognized a foreign currency transaction loss of approximately $0.2 million during 1998. The Company will evaluate hedging programs during 1998 to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

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

ITEM 1.  LEGAL PROCEEDINGS

See Note 6 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


10.1  -- Amendment No. 3 to the Bank Credit Agreement dated as of March 4, 1998.

27    -- Financial Data Schedule


                     -----------------------------------------


(b) Reports on Form 8-K

None.

                                      SIGNATURES
                                      ----------


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


                                                       ALARIS MEDICAL, INC.
                                                       --------------------
                                                               (REGISTRANT)





      Date:   May 12, 1998                 By:      /s/ DOUGLAS C. JEFFRIES
                                              -----------------------------
                                                        Douglas C. Jeffries
                                 Vice President and Chief Financial Officer

                                    EXHIBIT INDEX
-------------------------------------------------------------------------------



Exhibit
  No.
-------

10.1  -- Amendment No. 3 to the Bank Credit Agreement dated as of March 4, 1998.

27    -- Financial Data Schedule