Form 10-Q
period 1998-06-30
ALARIS MEDICAL INC
filed 1998-08-14
CIK 817161

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q


          (MARK ONE)
          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended JUNE 30, 1998 or

          / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ___________


Commission File Number:         33-26398
                        -----------------------


                             ALARIS MEDICAL, INC.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Delaware                                       13-3492624
-------------------------------------   ---------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


                 10221 Wateridge Circle, San Diego, CA  92121
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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    /X/        No     / /

On August 6, 1998, 59,174,039 shares of Registrant's Common Stock were outstanding.

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


                                    INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1 - Financial Statements:
                                                                            Page
                                                                            ----
          Condensed consolidated balance sheet at
          December 31, 1997 and June 30, 1998..............................   3

          Condensed consolidated statement of operations for the three and
          six months ended June 30, 1997 and 1998..........................   4

          Condensed consolidated statement of cash flows for the
          six months ended June 30, 1997 and 1998..........................   5

          Condensed consolidated statement of changes in
          stockholders' equity for the period from
          December 31, 1997 to June 30, 1998...............................   6

          Notes to the condensed consolidated financial statements.........   7


  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations....................................  14


PART II. OTHER INFORMATION
--------------------------

  Item 1 - Legal Proceedings...............................................  24

  Item 6 - Exhibits and Reports on Form 8-K................................  25

                                  FORM 10 - Q
                               PART 1 - ITEM 1
                            FINANCIAL INFORMATION

                   ALARIS MEDICAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
        (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                   ASSETS

                                                       DECEMBER 31,   JUNE 30,
                                                          1997          1998
                                                       ------------  -----------
                                                                     (UNAUDITED)
Current assets:
  Cash................................................  $  6,984     $    2,285
  Receivables, net....................................    83,406         82,274
  Inventories.........................................    61,666         65,619
  Prepaid expenses and other current assets...........    23,260         22,352
                                                       ------------  -----------
          Total current assets........................   175,316        172,530

Net investment in sales-type leases, less current
  portion.............................................    30,404         23,473
Property, plant and equipment, net....................    55,365         56,693
Other non-current assets..............................    16,279         17,295
Intangible assets, net................................   287,933        280,272
                                                       ------------  -----------
                                                        $565,297       $550,263
                                                       ------------  -----------
                                                       ------------  -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...................  $ 14,559     $   15,068
  Accounts payable....................................    24,042         23,669
  Accrued expenses and other current liabilities .....    52,668         56,213
                                                       ------------  -----------
          Total current liabilities...................    91,269         94,950
                                                       ------------  -----------
Long-term debt........................................   431,571        417,277
Other non-current liabilities.........................    10,508          8,034
                                                       ------------  -----------
     Total non-current liabilities....................   442,079        425,311
                                                       ------------  -----------
Contingent liabilities and commitments (Note 7)

Stockholders' equity:
  Common stock, authorized 75,000 shares at $.01 par
    value; issued and outstanding - 59,102 shares and
    59,160 shares at December 31, 1997 and June 30,
    1998, respectively................................       591            591
  Capital in excess of par value......................   148,341        148,523
  Accumulated deficit.................................  (111,330)      (113,091)
  Treasury stock......................................    (2,027)        (2,027)
  Equity adjustment for foreign currency translation..    (3,626)        (3,994)
                                                       ------------  -----------
          Total stockholders' equity..................    31,949         30,002
                                                       ------------  -----------
                                                        $565,297     $  550,263
                                                       ------------  -----------
                                                       ------------  -----------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------    -------------------------
                                                          1997             1998         1997          1998
                                                      --------------  -----------    ------------  -----------
Sales...........................................       $ 88,072         $ 90,683     $170,067      $177,654
Cost of sales...................................         47,361           46,499       94,331        91,353
                                                      --------------  -----------    ------------  -----------
Gross margin....................................         40,711           44,184       75,736        86,301
                                                      --------------  -----------    ------------  -----------
Selling and marketing expenses..................         16,414           17,101       31,909        34,230
General and administrative expenses.............          9,681            9,639       18,935        19,541
Research and development expenses...............          4,123            4,660        8,191         9,000
Purchased in-process research and development...              -            5,534            -         5,534
Integration and other non-recurring charges.....         12,247                -       15,899             -
                                                      --------------  -----------    ------------  -----------
     Total operating expenses...................         42,465           36,934       74,934        68,305
                                                      --------------  -----------    ------------  -----------
Lease interest income...........................          1,029            1,060        2,191         2,222
                                                      --------------  -----------    ------------  -----------
     (Loss) income from operations..............           (725)           8,310        2,993        20,218
                                                      --------------  -----------    ------------  -----------
Other income (expenses):
     Interest income............................            227               85          385           147
     Interest expense...........................        (11,002)         (10,639)     (21,695)      (21,795)
     Other, net.................................           (302)            (324)        (400)         (681)
                                                      --------------  -----------    ------------  -----------
Total other expense.............................        (11,077)         (10,878)     (21,710)      (22,329)
                                                      --------------  -----------    ------------  -----------
Loss before income taxes........................        (11,802)          (2,568)     (18,717)       (2,111)
Benefit from income taxes.......................         (4,800)            (600)      (7,400)         (350)
                                                      --------------  -----------    ------------  -----------
Net loss........................................       $ (7,002)        $ (1,968)    $(11,317)     $ (1,761)
                                                      --------------  -----------    ------------  -----------
                                                      --------------  -----------    ------------  -----------
     Net loss per common share assuming
       no dilution..............................       $   (.12)        $   (.03)    $   (.19)     $   (.03)
                                                      --------------  -----------    ------------  -----------
                                                      --------------  -----------    ------------  -----------
     Net loss per common share assuming
       dilution.................................       $   (.12)        $   (.03)    $   (.19)     $   (.03)
                                                      --------------  -----------    ------------  -----------
                                                      --------------  -----------    ------------  -----------
Weighted average common shares outstanding
  assuming no dilution..........................         58,635           58,680       58,788        58,669
                                                      --------------  -----------    ------------  -----------
                                                      --------------  -----------    ------------  -----------
Weighted average common shares outstanding
  assuming dilution.............................         58,635           58,680       58,788        58,669
                                                      --------------  -----------    ------------  -----------
                                                      --------------  -----------    ------------  -----------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                       ALARIS MEDICAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                         1997          1998
                                                     -----------   -----------
Net cash (used) provided by operating activities     $(2,776)       $ 25,715
                                                     -----------   -----------
Cash flows from investing activities:
     Net decrease in restricted cash and
       investments..............................       2,332               -
     Return of capital by investee..............         148               -
     Net capital expenditures...................      (9,717)        (10,405)
     Acquisition and license of technology .....           -          (6,547)
                                                     -----------   -----------
Net cash used in investing activities...........      (7,237)        (16,952)
                                                     -----------   -----------
Cash flows from financing activities:
     Principal payments on long-term debt.......      (3,622)         (8,579)
     Proceeds under revolving credit facility...      10,300          27,300
     Repayments under revolving credit facility.      (3,000)        (32,250)
     Debt issue costs...........................        (429)              -
     Purchase of treasury stock.................      (1,293)              -
     Proceeds from exercise of stock options ...         161             107
                                                     -----------   -----------
Net cash provided by (used in) financing
  activities                                           2,117         (13,422)
                                                     -----------   -----------
Effect of exchange rate changes on cash.........        (176)            (40)
                                                     -----------   -----------
Net decrease in cash............................      (8,072)         (4,699)
Cash at beginning of period.....................      12,084           6,984
                                                     -----------   -----------
Cash at end of period...........................     $ 4,012        $  2,285
                                                     -----------   -----------
                                                     -----------   -----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     ALARIS MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                       STOCKHOLDERS' EQUITY (UNAUDITED)
                    (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                 EQUITY
                                                                                               ADJUSTMENT
                                   COMMON STOCK    CAPITAL IN                TREASURY STOCK   FOR FOREIGN
                                  ---------------   EXCESS OF  ACCUMULATED  ----------------    CURRENCY
                                  SHARES   AMOUNT   PAR VALUE    DEFICIT    SHARES   AMOUNT   TRANSLATION   TOTAL
                                  -------  ------  ----------  -----------  -------  -------  -----------  -------
Balance at December 31, 1997....  59,102    $591    $148,341   $(111,330)    453    $(2,027)   $(3,626)    $31,949

Exercise of stock options.......      58                 107                                                   107

Equity adjustment for foreign
  currency translation..........                                                                  (368)       (368)

Other equity....................                          75                                                    75

Net loss for the period.........                                  (1,761)                                   (1,761)
                                  -------  ------  ----------  -----------  -------  -------  -----------  -------
Balance at June 30, 1998........  59,160    $591    $148,523   $(113,091)    453    $(2,027)   $(3,994)    $30,002
                                  -------  ------  ----------  -----------  -------  -------  -----------  -------
                                  -------  ------  ----------  -----------  -------  -------  -----------  -------

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 1998, and the results of its operations and its cash flows for the six months ended June 30, 1997 and 1998.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE:
The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding. The Company's net income (loss) per common share assuming dilution is computed using the weighted average number of common shares outstanding plus dilutive potential common shares using the treasury stock method at the average market price during the reporting period (Note 6).

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

NOTE 3 -- ACQUISITIONS AND LICENSES

During the second quarter of 1998, the Company acquired the net assets of Patient Solutions, Inc. ("PSI") for $5,250. PSI was a wholly-owned subsidiary of Invacare Corporation and was focused on the development of an ambulatory pump for use in the alternate site market. The transaction was accounted for as a purchase with the net assets acquired recorded at their estimated fair values. The rights to the pump under development were valued at $4,421 and were recorded as a non-recurring charge included in purchased in-process research and development. The underlying technology had not reached technological feasibility and no alternative use has been identified. The Company estimates completing such development by the fourth quarter of 1998.

Also during the second quarter, the Company licensed technology from Caesarea Medical Electronics Limited ("Caesarea") for a pole mounted volumetric infusion pump being designed for developing international markets. At the time of license, the development of the applications and functionality required by the Company had not reached technological feasibility and no alternative uses were identified. As a result, the initial license payment and related expenses of approximately $1,200 were recorded as purchased in-process research and development during the second quarter. Under the terms of the license agreement, the Company is obligated to pay additional consideration to Caesarea upon timely completion of certain development milestones and delivery of specified numbers of assembly kits. The milestones require completion by various dates through the first half of 1999 with the first significant milestones expected to be met during the third quarter of 1998. If all such milestones are reached, the additional consideration will total approximately $4,000.

On June 24, 1998, the Company entered into an agreement to acquire Instromedix, Inc. ("Instromedix") for approximately $51,000 in cash, assumption of approximately $5,100 of debt and the payment of approximately $1,000 of seller transaction expenses. This acquisition was completed on July 17, 1998 and was financed with $30,000 of ALARIS Medical Systems bank term debt and proceeds from an ALARIS Medical debt offering. On July 28, 1998, ALARIS Medical completed the sale of $109,892 of 11-1/8% Senior Discount Notes (the "Senior Discount Notes"), due 2008, receiving net proceeds of $106,321. Interest accruing on these notes is added to the outstanding principal balance through July 31, 2003. Interest accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1.

NOTE 4 -- INVENTORIES

Inventories comprise the following:

                                                DECEMBER 31,    JUNE 30,
                                                   1997           1998
                                                ------------  -----------
     Raw materials............................    $ 24,144      $26,570
     Work-in-process..........................       8,363        7,843
     Finished goods...........................      29,159       31,206
                                                ------------  -----------
                                                  $ 61,666      $65,619
                                                ------------  -----------
                                                ------------  -----------

NOTE 5 -- COMPREHENSIVE INCOME (LOSS)

Effective January 1, 1998, the Company adopted Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income."  This
Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. ALARIS Medical's total comprehensive losses were as follows:

                                                THREE MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                    1997            1998
                                                --------------  -----------
Net loss....................................       $ (7,002)      $(1,968)

Other comprehensive loss:
     Foreign currency translation adjustments.       (1,332)         (309)
                                                --------------  -----------
Comprehensive loss..........................       $ (8,334)      $(2,277)
                                                --------------  -----------
                                                --------------  -----------

                                                 SIX MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                    1997            1998
                                                --------------  -----------
Net loss....................................       $(11,317)      $(1,761)

Other comprehensive loss:
     Foreign currency translation adjustments.       (2,534)         (368)
                                                --------------  -----------
Comprehensive loss..........................       $(13,851)      $(2,129)
                                                --------------  -----------
                                                --------------  -----------

NOTE 6 -- EARNINGS PER SHARE

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

                                                                  THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------
                                                               1997                       1998
                                                    ------------------------  -------------------------
                                                      BASIC        DILUTED        BASIC       DILUTED
                                                    -----------  -----------  ------------  -----------
Net loss as reported..............................  $ (7,002)     $(7,002)       $(1,968)      $(1,968)
                                                    -----------  -----------  ------------  -----------
                                                    -----------  -----------  ------------  -----------
Weighted average common shares outstanding .......    58,635       58,635         58,680        58,680
                                                    -----------  -----------  ------------  -----------
                                                    -----------  -----------  ------------  -----------
Net loss per common share.........................  $   (.12)     $  (.12)       $  (.03)      $  (.03)
                                                    -----------  -----------  ------------  -----------
                                                    -----------  -----------  ------------  -----------

                                                                   SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------
                                                               1997                       1998
                                                    ------------------------  -------------------------
                                                      BASIC        DILUTED        BASIC       DILUTED
                                                    -----------  -----------  ------------  -----------
Net loss as reported..............................  $(11,317)     $(11,317)      $(1,761)      $(1,761)
                                                    -----------  -----------  ------------  -----------
                                                    -----------  -----------  ------------  -----------
Weighted average common shares outstanding .......    58,788        58,788        58,669        58,669
                                                    -----------  -----------  ------------  -----------
                                                    -----------  -----------  ------------  -----------
Net loss per common share.........................  $   (.19)     $   (.19)      $  (.03)      $  (.03)
                                                    -----------  -----------  ------------  -----------
                                                    -----------  -----------  ------------  -----------

Potential common shares are not included in the diluted computation when the Company reports a net loss, as they are antidilutive. As a result, net loss per common share assuming no dilution and dilution are the same when the Company experiences a net loss.

The Company's 7.25% Debentures were not included in the calculation of diluted earnings per share in the three and six months ended June 30, 1997 and 1998 as they are antidilutive. For both three and six month periods ended June 30, the $16,152 of convertible debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $176 and $352 net of taxes, to net income, due to the reduction in interest expense. Options outstanding at June 30, 1997 and 1998 were excluded due to their antidilutive nature. Had such options been included, the weighted average shares would have increased by 886 and 1,204 for the three and six month periods ended June 30, 1997, respectively, and increased by 1,807 and 1,687 for the three and six months ended June 30, 1998, respectively.

NOTE 7 -- CONTINGENCIES AND LITIGATION

GOVERNMENT REGULATION AND FIELD CORRECTIONS

The United States Food and Drug Administration (the "FDA"), pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), regulates the introduction of medical devices into commerce, as well as testing manufacturing procedures, labeling, adverse event reporting and record-keeping with respect to such products. The process of obtaining market clearances from the FDA for new products can be time-consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products. Enforcement of the FDC Act depends heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not have a material adverse effect on the business, financial condition, results of operations or cash flows. The FDA and state agencies routinely inspect the Company to determine whether the Company is in compliance with various requirements relating to manufacturing practices, testing, quality control, complaint handling, medical device reporting and product labeling. Such inspections can result in such agencies requiring the Company to take certain corrective actions for non-complying conditions observed during the inspections. A determination that the Company is in violation of the FDC Act could lead to the imposition of civil sanctions, including fines, recall orders, orders for repair or refund or product seizures and criminal sanctions. Since 1994, the Company has on twelve occasions removed products from the market that were found not to meet acceptable standards. None of such recalls materially interfered with the Company's operations and all such product lines, except the Model 599 Series infusion pump, were subsequently returned to the market. The Company continues, however, to sell administration sets and replacement parts for the Model 599 Series infusion pump. In addition, the Company has initiated a voluntary safety alert of its Model 597/598 and Model 599 Series infusion pumps. Moreover, the Company has initiated a voluntary field correction of approximately 50,000 of its Gemini PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which may cause the battery to overheat. The Company recorded a charge of $2,500 to cost of sales for the quarter ended March 31, 1997 on account of this voluntary field correction. The Company initiated a voluntary field correction of its Signature Edition infusion pumps to correct a malfunction of an electronic line filter component (which malfunction may occur when a user fails to follow the Company's written cleaning instructions and can result in an electrical short). The Company is not aware of the occurrence of any injury incidents relating to a malfunction of this type.
In the third quarter of 1998, the Company will initiate a recall of its Gemini PC-4 infusion pumps to correct certain electro-mechanical problems which may cause one or more channels of the device to audibly and visibly alarm and temporarily cease operation. Although there can be no assurance, the Company believes that these voluntary field corrections, along with adjustments and corrections that may be made to various Company products from time to time as an ordinary part of the business of the Company, will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

LITIGATION

The Company is a defendant in a lawsuit filed in June 1996 by Sherwood Medical, Inc. against IVAC Holdings which alleges infringement of two patents by reason of certain activities including the sale by IVAC Holdings of disposable probe covers for use with the Company's infrared tympanic thermometer. The lawsuit seeks injunctive relief, treble damages and the recovery of costs and attorney fees. The Company believes it has sufficient defenses to all claims, including the defenses of noninfringement and invalidity and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

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

The Company was recently informed that on April 20, 1998, Becton Dickinson and Company ("Becton") filed a complaint (the "Complaint") in the United States District Court for the District of Utah alleging that the Company's SmartSite Needle Free System infringes certain patents licensed to Becton. The Complaint has not yet been served on the Company and the Company does not know whether or not the Complaint will be timely served. However, if the Complaint is timely served, the Company intends to vigorously defend any claim brought against it with respect to this matter. There can be no assurance that the court would find in the Company's favor if the Complaint were to be pursued or that if the court were to find that the Company's SmartSite Needle Free System infringes the patents licensed to Becton that such finding would not have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

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

The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the international infusion systems market. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals, to patients, consist of single and multi-channel infusion pumps and controllers, and proprietary and non-proprietary disposable administration sets (i.e., plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:


                                                            THREE MONTHS ENDED JUNE 30,   SIX  MONTHS ENDED JUNE 30,
                                                            ---------------------------   --------------------------
                                                                1997           1998            1997         1998
                                                            ------------   ------------   -------------  -----------
Sales..................................................        100.0%          100.0%         100.0%       100.0%
Cost of sales..........................................         53.8            51.3           55.5          51.4
                                                              -------         -------        -------        ------
Gross margin...........................................         46.2%           48.7%          44.5%        48.6%
Selling and marketing expenses.........................         18.6            18.9           18.8          19.3
General and administrative expenses....................         11.0            10.6           11.1          11.0
Research and development expenses......................          4.7             5.1            4.8           5.1
Purchased in-process research and development                      -             6.1              -           3.1
Integration and other non-recurring charges............         13.9               -            9.3             -
Lease interest income..................................          1.2             1.2            1.3           1.3
                                                              -------         -------        -------        ------
Income from operations.................................         (0.8)            9.2            1.8          11.4
Interest expense.......................................        (12.5)          (11.7)         (12.8)        (12.3)
Other, net.............................................          (.1)            (.3)             -           (.3)
                                                              -------         -------        -------        ------
Loss before income taxes...............................        (13.4)           (2.8)         (11.0)         (1.2)
Benefit from income taxes..............................         (5.4)            (.6)          (4.3)          (.2)
                                                              -------         -------        -------        ------
Net loss...............................................        (8.0%)          (2.2%)          (6.7)          (1.0)
                                                              -------         -------        -------        ------
                                                              -------         -------        -------        ------
Other Data:
     Adjusted EBITDA...................................        23.3%           24.3%          22.2%          23.8%



                                                            THREE MONTHS ENDED JUNE 30,  SIX  MONTHS ENDED JUNE 30,
                                                            ---------------------------  --------------------------
                                                                1997           1998           1997          1998
                                                            ------------  -------------  -------------   ----------
                                                                  (IN THOUSANDS)               (IN THOUSANDS)
Adjusted EBITDA (1)....................................   $    20,560    $    22,032    $    37,822     $  42,224
Inventory purchase price allocation adjustment (2)                  -              -         (1,607)            -
Integration and other non-recurring expense............       (12,247)             -        (15,899)            -
Depreciation and amortization (3)......................        (9,038)        (8,188)       (17,323)      (16,472)
Purchased in-process research and development (4)                   -         (5,534)             -        (5,534)
Interest income........................................           227             85            385           147
Interest expense.......................................       (11,002)       (10,639)       (21,695)      (21,795)
Other, net.............................................          (302)          (324)          (400)         (681)
(Provision for) benefit from income taxes..............         4,800            600          7,400           350
                                                              -------         -------        -------        ------

Net income (loss)......................................   $    (7,002)   $    (1,968)   $   (11,317)     $ (1,761)
                                                              -------         -------        -------        ------
                                                              -------         -------        -------        ------


------------------------
(1) Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as ALARIS Medical believes that the inclusion of these items would not be helpful to an investor's understanding of ALARIS Medical's ability to service debt. ALARIS Medical's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(2) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during the first quarter of 1997.

(3) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

(4) Amount represents that portion of the purchase accounting adjustments related to the value assigned to the acquired in-process research and development of projects acquired from PSI and Caesarea for which technological feasibility had not been established and for which there was no alternative future use.

The following table summarizes sales to customers located in the United States and international locations:


                                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                             ---------------------------   -------------------------
                                                                1997           1998           1997          1998
                                                             -----------   -------------   ------------  -----------
                                                                  (in millions)                   (in millions)

U.S. sales................................................  $   55.4       $    57.0      $   106.8       $ 109.5
International sales.......................................      32.7            33.7           63.3          68.1
                                                            --------       ---------      ---------       -------
     Total sales..........................................  $   88.1       $    90.7      $   170.1       $ 177.6
                                                            --------       ---------      ---------       -------
                                                            --------       ---------      ---------       -------


For purposes of this discussion and analysis, the three months ended June 30, 1997 and 1998 are referred to as Second Quarter 1997 and Second Quarter 1998, respectively, and the six months ended June 30, 1997 and 1998 are referred to as 1997 and 1998, respectively.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998

SALES
Sales increased $2.6 million during Second Quarter 1998 as compared to Second Quarter 1997. International sales increased $1.0 million, or 3.2% while United States sales increased $1.6 million, or 2.8%. The increase in international sales is primarily due to increases in drug infusion disposable administration set revenue of $1.0 million. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1998 as compared to the actual foreign currency exchange rates in effect during Second Quarter 1997, translation of Second Quarter 1998 international sales were adversely impacted by $1.2 million. The increase in U.S. sales in Second Quarter 1998 as compared to Second Quarter 1997 is primarily due to increases in drug infusion disposable administration set revenue of $2.0 million and patient monitoring revenue of $0.6 million. These increases were offset by a decrease in drug infusion instrument revenue of $1.0 million.

GROSS MARGIN
The gross margin percentage increased from 46.2% in Second Quarter 1997 to 48.7% in Second Quarter 1998 primarily due to increased sales of higher margin disposable administration sets as well as stable pricing and continued benefits realized from ongoing cost reduction efforts.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses increased $0.7 million, or 4.2%, during Second Quarter 1998 as compared to Second Quarter 1997. As a percentage of sales, selling and marketing expenses increased from 18.6% in Second Quarter 1997 to 18.9% in Second Quarter 1998. Domestic expenses decreased by $0.8 million, or 7.8%, from Second Quarter 1997 due to lower commissions, and personnel costs. International expenses increased $1.5 million, or 24.2%, from Second Quarter 1997. These increases were due to increases in personnel and investment in international direct operations in Italy and Norway during the latter part of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES
Second Quarter 1998 general and administrative expenses was consistent with Second Quarter 1997. As a percentage of sales, general and administrative expenses decreased from 11.0% in 1997 to 10.6% in 1998. Domestic expenses decreased $1.4 million due to lower consulting and legal fees. International expenses increased by $1.3 million, or 100.0%, primarily as a result of the conversion of certain European dealer operations into direct operations, expansion of the European headquarters and quality initiatives to obtain required CE markings on products.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased approximately $0.5 million, or 13.0%, during Second Quarter 1998 as compared to Second Quarter 1997 primarily due to increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems and disposable administration sets.

INTEGRATION AND OTHER NON-RECURRING CHARGES
The Company incurred $12.2 million in costs to integrate the IMED and IVAC operations during 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The Second Quarter 1997 expense consists primarily of the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump of $4.5 million, maquiladora dispute settlement and related costs of $4.1 million, information systems conversion costs of $1.1 million and other integration costs of $2.5 million. The Company reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and shareholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the write-off of the intangible asset associated with such agreement.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
In connection with the PSI acquisition and the technology license agreement with Caesarea, during the second quarter of 1998 the Company incurred a one-time $5.5 million write-off related to the value assigned to the acquired in-process research and development of the projects for which technological feasibility had not been established and for which there was no alternative future use. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects.

INCOME FROM OPERATIONS
Income from operations increased $9.0 million during Second Quarter 1998 as compared to Second Quarter 1997 primarily due to increased sales and gross margin in Second Quarter 1998 and to the Second Quarter 1997 operating results including significant integration charges, as discussed above which were not incurred in Second Quarter 1998.

ADJUSTED EBITDA

Adjusted EBITDA increased $1.5 million during Second Quarter 1998 as compared to Second Quarter 1997. As a percentage of sales, Adjusted EBITDA increased from 23.3%, or $20.6 million, for Second Quarter 1997 to 24.3%, or $22.0 million, for Second Quarter 1998 due to the reasons discussed above. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense decreased $0.4 million during Second Quarter 1998 primarily due to reduced interest rates on the Company's bank credit facility resulting from an amendment to such debt agreement during the Second Quarter of 1998 (see Liquidity and Capital Resources).

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

SALES
Sales increased $7.6 million during 1998 as compared to 1997. International sales increased $4.8 million, or 7.6% while United States sales increased $2.8 million, or 2.6%. The increase in international sales is primarily due to increases in drug infusion instrument revenue of $1.8 million and drug infusion disposable administration set revenue of $2.1 million. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1998 as compared to the actual foreign currency exchange rates in effect during 1997, translation of 1998 international sales were adversely impacted by $2.6 million. The increase in U.S. sales in 1998 as compared to 1997 is primarily due to increases in drug infusion disposable administration set revenue of $3.3 million and patient monitoring revenue of $1.3 million. These increases were offset by a decrease in drug infusion instrument revenue of $1.8 million.

GROSS MARGIN
The gross margin percentage increased from 44.5% in 1997 to 48.6% in 1998 primarily due to $4.1 million of non-recurring costs included in 1997 cost of sales. Exclusive of $1.6 million of non-recurring purchase accounting inventory adjustments and $2.5 million related to a voluntary field correction of certain Gemini PC-1 and PC-2 infusion pumps charged to cost of sales during 1997, the gross margin percentage for 1997 was 46.9%. The improvement over 1997 is due to increased sales of higher margin disposable administration sets as well as the benefits realized from ongoing cost reduction efforts and purchasing synergies.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses increased $2.3 million, or 7.3%, during 1998 as compared to 1997. As a percentage of sales, selling and marketing expenses increased from 18.8% in 1997 to 19.3% in 1998. Domestic expenses decreased by $0.3 million, or 1.6%, from 1997 due primarily to lower commissions earned on instrument sales. International expenses increased $2.6 million, or 20.1%, from 1997. These increases were due to increases in personnel and investment in international direct operations in Italy and Norway during the latter part of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $0.6 million, or 3.2%, during 1998 as compared to 1997. As a percentage of sales, general and administrative expenses decreased from 11.1% in 1997 to 11.0% in 1998. Domestic expenses decreased $1.1 million due to decreases in legal and consulting fees. International expenses increased by $1.7 million, or 54.8%, primarily as a result of the conversion of certain European dealer operations into direct operations, expansion of the European headquarters and quality initiatives to obtain required CE markings on products.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased approximately $0.8 million, or 9.9%, during 1998 as compared to 1997 primarily due to increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems and disposable administration sets.

INTEGRATION AND OTHER  NON-RECURRING CHARGES
The Company incurred $15.9 million in costs to integrate the IMED and IVAC operations during 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump of $4.5 million, maquiladora settlement and related costs of $4.1 million, information systems conversion costs of $1.6 million, management consulting fees of $1.4 million, severance of $1.3 million and other integration costs of $3.0 million. The Company reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and shareholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the write-off of the intangible asset associated with such agreement.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
In connection with the PSI acquisition and the technology license agreement with Caesarea, during the second quarter of 1998 the Company incurred a one-time $5.5 million write-off related to the value assigned to the acquired in-process research and development of the projects for which technological feasibility had not been established and for which there was no alternative future use. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects.

INCOME FROM OPERATIONS
Income from operations increased $17.2 million during 1998 as compared to 1997 primarily due to improved sales and gross margins and to the 1997 operating results including significant integration charges and expenses related to the field correction on the Gemini pumps as discussed above which were not incurred in 1998.

ADJUSTED EBITDA
Adjusted EBITDA increased $4.4 million during 1998 as compared to 1997. As a percentage of sales, Adjusted EBITDA increased from 22.2%, or $37.8 million, for 1997 to 23.8%, or $42.2 million, for 1998 due to the reasons discussed above. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted

EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $0.1 million during 1998 primarily due to a higher average balance on the Company's revolving credit facility in the first quarter of 1998, partially offset by reduced interest rates on the Company's bank credit facility resulting from an amendment to such debt agreement during the Second Quarter of 1998. (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations and borrowings under the bank facility. The Company expects to continue to meet its liquidity needs including capital expenditure requirements with cash flow from the operations of ALARIS Medical Systems and remaining cash proceeds from the issuance of the Senior Discount Notes in July 1998. In addition to operating expenses, the Company's primary historical use of funds has been and its future use of funds will continue to be to fund capital expenditures and strategic acquisitions and to pay debt service on outstanding indebtedness.

At June 30, 1998, the Company's outstanding indebtedness was $432.3 million, which includes $192.9 million of bank term debt under the credit facility and $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average fixed rate of 9.6% on the principal balance covered. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the credit facility at June 30, 1998 would result in additional annual interest expense of approximately $1.0 million. During March 1998, the bank credit facility was amended and the interest rates on the bank debt reduced. As a result, the weighted average interest rate, including the effect of the interest rate protection agreement, was reduced to 8.5% based on the amounts outstanding at the time of the amendment. The Company incurred fees of approximately $0.4 million related to such interest rate reductions. Included in total consolidated debt, at June 30, 1998, ALARIS Medical had outstanding $16.2 million of 7 1/4% Convertible Debentures.

In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the credit facility. At June 30, 1998, $20.3 million in borrowings and $0.5 million under letters of credit were outstanding under this line of credit and $29.2 million was available.

In July 1998, in connection with the Instromedix acquisition, the Company amended its bank credit facility. The amendment provided for the banks' consent to the Instromedix acquisition, increased the revolving credit facility to $60 million and provided the Company an additional $30 million under the Tranche D term debt. The Company used the $30 million term debt borrowing, along with approximately $3 million from the revolving credit line, to fund the payments required upon closing the Instromedix acquisition. Subsequent to closing the Instromedix acquisition, ALARIS Medical completed the sale of $109.9 million of 11-1/8% Senior Discount Notes, due 2008, receiving net proceeds of approximately $106.3 million. Interest accruing on these notes is added to the outstanding principal balance through July 31, 2003. Interest accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1. Upon receipt of the net proceeds from the Senior Discount Notes, ALARIS Medical paid its remaining obligations to the Instromedix shareholders and contributed the remaining proceeds to ALARIS Medical Systems, as required under the amended bank credit agreement. ALARIS Medical Systems then repaid the amount outstanding under its revolving credit line.

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

Annual amortization of the Company's indebtedness is $6.0 million for the remaining six months of 1998 and $15.8 million and $14.0 million for 1999 and 2000, respectively.

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

During Second Quarter 1998, the Company made cash payments of approximately $0.5 million related to merger and integration costs accrued at December 31, 1997. During the quarter ended June 30, 1997 the Company made cash payments of approximately $2.5 million related to merger and integration costs accrued at December 31, 1996, as well as payments of approximately $5.8 million for integration costs expensed during the second quarter of 1997.

During the Second Quarter of 1998 the Company made capital expenditures of approximately $5.4 million and anticipates it will make capital expenditures of approximately $30.0 million for the full year.

During the first quarter of 1998, the Company created a corporate development function to assess product and company acquisitions, distribution alliances and joint ventures which would expand Company technologies into unserved markets. While there can be no assurances that the Company will complete additional acquisitions, depending on the value of potential acquisitions, the Company might fund such transactions through a variety of sources, including existing or new debt facilities or through the sale of equity securities.

The Company believes that, based on current levels of performance, it will generate cash flow from operations, together with the remaining net proceeds from the Senior Discount Notes, sufficient at least through the next twelve months to fund its operations, make planned capital expenditures and make required payments of principal and interest under its credit facility and interest on the Notes; however, the Company may not generate sufficient cash flow from operations to repay the Notes at maturity, to make scheduled payments on the Senior Discount Notes or to repay the Senior Discount Notes at maturity. Accordingly, the Company may have to refinance the Notes and the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to repay such debt. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

YEAR 2000
In addition to routine capital expenditures, and in connection with the Merger, the Company has made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. The new system is year 2000 compliant while the Company's existing information system for its domestic operations does not properly recognize and process transactions dated in the year 2000. Additionally, certain aspects of the Company's domestic information system can not properly associate with transactions and activities dated subsequent to 1998. The Company successfully implemented certain financial applications of the new system and began utilizing such applications at the beginning of 1998. The Company is in the final phase of testing its new system for the remainder of it domestic business processes and expects to complete the conversion to the new system by the end of the third quarter of 1998. The Company believes the primary information system for its international operations is not directly affected by the year 2000. However, due to the increased significance of its international operations, the Company is also converting the international information systems to a system common with the domestic operations. The international project is scheduled for completion in 1999. The international system is also designed to properly process transactions denominated in euro currency. Euro currency is a new monetary unit which certain European countries can begin using in 1999.

In order to successfully provide product to its customers, the Company is dependent upon the timely fulfillment of its supply orders from its chosen vendors. The Company has identified potentially critical suppliers and attempted to determine if such suppliers have identified and/or addressed their own year 2000 issues by means of questionnaires. At this time, the Company has not identified or been informed of any significant suppliers that will not be able to fulfill the Company's orders. However, many of the Company's key suppliers have acknowledged that they must make improvements to their systems to properly deal with year 2000 orders and issues. As a result, there can be no assurances that key suppliers will be able to timely fill the Company's future orders. The Company is in the process of evaluating what alternatives are available if key suppliers could not provide required materials and supplies to the Company when ordered. While a formal contingency plan related to this risk has not yet been completed by the Company, alternatives would be to increase inventory levels of key supplies and seek supplies from other vendors.

Due to the inherent complexities in converting enterprise-wide information systems, there can be no assurance that the Company's domestic information system conversion will be completed in the planned time frame. If the Company were not able to successfully implement the new system prior to 1999, the Company's ability to take orders, ship product, invoice for shipments and collect cash would be adversely impacted. This could result in a material adverse impact on the Company's financial condition, results of operations and cash flows. Additionally, there can be no assurance that all significant primary and back-up suppliers will be able to fill the Company's orders due to their own year 2000 issues. Such supplier failures could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

During fiscal year 1997 and the six months ended June 30, 1998, the Company made combined capital and operating expenditures of approximately $6.0 million and $2.3 million, respectively, related to the new enterprise-wide information system. To complete the identified phases of the project, the Company anticipates additional expenditures for the remainder of 1998 and for 1999 of approximately $4.4 million and $3.5 million, respectively.

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

BACKLOG
The backlog of orders, believed to be firm, at June 30, 1997 and 1998 was $7.8 million and $5.5 million, respectively.

FOREIGN OPERATIONS
As a result of the Merger, the Company has significant foreign operations. Accordingly, the Company is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1998, primarily a strengthening of the U.S. dollar against many European currencies, the Company recognized a foreign currency transaction loss of approximately $0.2 million during Second Quarter 1998. The Company will evaluate hedging programs during 1998 to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

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

                               PART II
                         OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

See Note 7 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

2.1(a)  --  Agreement to Purchase Selected Assets dated May 18, 1998 among
            ALARIS Medical Systems, Inc., Invacare Corporation and Patient Solutions, Inc.

2.1(b)  --  Agreement to furnish to the Securities and Exchange Commission, upon request, omitted exhibits from the Agreement to Purchase Selected Assets dated May 18, 1998.

2.2  --     Agreement and Plan of Merger dated June 24, 1998 by and among ALARIS
            Medical, Inc., ALARIS Medical Systems, Inc., Herbert J. and Shirley
            L. Semler, Instromedix, Inc. and the shareholders of Instromedix,
            Inc.  (Incorporated by reference to Exhibit 2 to ALARIS Medical,
            Inc.'s report on Form 8-K dated July 30, 1998.)

10.1(a) --  Agreement dated May 7, 1998 among ALARIS Medical Systems, Inc. and
            Caesarea Medical Electronics Limited.

10.1(b) --  Agreement to furnish to the Securities and Exchange Commission, upon request, omitted exhibits and schedules from the Agreement dated
            May 7, 1998.

27   --     Financial Data Schedule

                              -----------------------------

(b)   Reports on Form 8-K

None.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ALARIS MEDICAL, INC.
                                                ------------------------------
                                                (REGISTRANT)



        Date:   August 11, 1998             By: /s/ DOUGLAS C. JEFFRIES
                                                ------------------------------
                                                Douglas C. Jeffries
                                                Vice President and Chief
                                                  Financial Officer

                                  EXHIBIT INDEX
-------------------------------------------------------------------------------



Exhibit
  No.

 2.1(a) --  Agreement to Purchase Selected Assets dated May 18, 1998 among
            ALARIS Medical Systems, Inc., Invacare Corporation and Patient Solutions, Inc.

 2.1(b) --  Agreement to furnish to the Securities and Exchange Commission, upon request, omitted exhibits from the Agreement to Purchase Selected Assets dated May 18, 1998.

 2.2    --  Agreement and Plan of Merger dated June 24, 1998 by and among ALARIS
            Medical, Inc., ALARIS Medical Systems, Inc., Herbert J. and Shirley
            L. Semler, Instromedix, Inc. and the shareholders of Instromedix, Inc. (Incorporated by reference to Exhibit 2 to ALARIS Medical, Inc.'s report on Form 8-K dated July 30, 1998.)

10.1(a) --  Agreement dated May 7, 1998 among ALARIS Medical Systems, Inc. and
            Caesarea Medical Electronics Limited.

10.1(b) --  Agreement to furnish to the Securities and Exchange Commission, upon request, omitted exhibits and schedules from the Agreement dated May 7, 1998.

27      --  Financial Data Schedule