Form 10-Q
period 1998-09-30
ALARIS MEDICAL INC
filed 1998-11-13
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended SEPTEMBER 30, 1998 or

    [  ]      Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

    For the transition period from ___________ to ___________

Commission File Number:      33-26398
                        -----------------------

                             ALARIS MEDICAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     13-3492624
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
 incorporation or organization)

              10221 Wateridge Circle, San Diego, CA           92121
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

On November 5, 1998, 59,214,489 shares of Registrant's Common Stock were outstanding.

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

    Item 1 - Financial Statements:

                                                                                 Page
                                                                                 ----
        Condensed consolidated balance sheet at
        December 31, 1997 and September 30, 1998..............................     3

        Condensed consolidated statement of operations for the three and
        nine months ended September 30, 1997 and 1998.........................     4

        Condensed consolidated statement of cash flows for the
        nine months ended September 30, 1997 and 1998.........................     5

        Condensed consolidated statement of changes in
        stockholders' equity for the period from
        December 31, 1997 to September 30, 1998...............................     6

        Notes to the condensed consolidated financial statements..............     7


    Item 2 - Management's Discussion and Analysis of Financial

        Condition and Results of Operations...................................    15


PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings................................................    28

    Item 6 - Exhibits and Reports on Form 8-K.................................    29

                                      - 2 -

                                   FORM 10 - Q
                                 PART 1 - ITEM 1

                              FINANCIAL INFORMATION

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------
                                     ASSETS

                                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                                1997              1998
                                                                            -------------  --------------
                                                                                            (UNAUDITED)
Current assets:

    Cash.................................................................. $    6,984        $    45,098
    Receivables, net......................................................     83,406             89,548
    Inventories...........................................................     61,666             78,297
    Prepaid expenses and other current assets.............................     23,260             21,829
                                                                           ----------        -----------
        Total current assets..............................................    175,316            234,772

Net investment in sales-type leases, less current portion.................     30,404             21,100
Property, plant and equipment, net........................................     55,365             60,032
Other non-current assets..................................................     16,279             22,310
Intangible assets, net....................................................    287,933            314,833
                                                                           ----------        -----------
                                                                           $  565,297        $   653,047
                                                                           ----------        -----------
                                                                           ----------        -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Current portion of long-term debt..................................... $   14,559        $    12,517
    Accounts payable......................................................     24,042             21,722
    Accrued expenses and other current liabilities........................     52,668             64,061
                                                                           ----------        -----------
        Total current liabilities.........................................     91,269             98,300
                                                                           ----------        -----------
Long-term debt............................................................    431,571            530,877
Other non-current liabilities.............................................     10,508             15,741
                                                                           ----------        -----------
  Total non-current liabilities...........................................    442,079            546,618
                                                                           ----------        -----------

Contingent liabilities and commitments (Note 8)

Stockholders' equity:

    Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding - 59,102 shares and 59,214 shares at December 31, 1997
       and September 30, 1998, respectively...............................        591                592
    Capital in excess of par value........................................    148,341            148,731
    Accumulated deficit...................................................   (111,330)          (136,072)
    Treasury stock........................................................     (2,027)            (2,027)
    Equity adjustment for foreign currency translation....................     (3,626)            (3,095)
                                                                           ----------        -----------
        Total stockholders' equity........................................     31,949              8,129
                                                                           ----------        -----------

                                                                           $  565,297        $   653,047
                                                                           ----------        -----------
                                                                           ----------        -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (UNAUDITED) (DOLLAR AND SHARE AMOUNTS IN
                        THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                          THREE MONTHS                       NINE MONTHS
                                                       ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                               --------------------------------    ----------------------------
                                                     1997             1998               1997           1998
                                               -------------    ---------------    -------------    -----------
Sales   ...................................... $    86,830      $    94,227        $   256,897      $   271,881
Cost of sales.................................      42,400           46,672            136,731          138,025
                                               -----------      -----------        -----------      -----------
Gross margin..................................      44,430           47,555            120,166          133,856
                                               -----------      -----------        -----------      -----------
Selling and marketing expenses................      15,896           17,876             47,805           52,106
General and administrative expenses...........       9,273           10,518             28,208           30,059
Research and development expenses.............       4,534            5,126             12,725           14,126
Purchased in-process research and development.           -           22,800                  -           28,334
Integration and other non-recurring charges...       1,693            1,112             17,592            1,112
                                               -----------      -----------        -----------      -----------

    Total operating expenses..................      31,396           57,432            106,330          125,737
                                               -----------      -----------        -----------      -----------

Lease interest income.........................       1,226            1,185              3,417            3,407
                                               -----------      -----------        -----------      -----------

    Income (loss) from operations.............      14,260           (8,692)            17,253           11,526
                                               -----------      -----------        -----------      -----------
Other income (expenses):

    Interest income...........................          57              511                442              658
    Interest expense..........................     (11,277)         (13,014)           (32,972)         (34,809)
    Other, net................................         (46)              14               (446)            (667)
                                               -----------      -----------        -----------      -----------

Total other expense...........................     (11,266)         (12,489)           (32,976)         (34,818)
                                               -----------      -----------        -----------      -----------

Income (loss) before income taxes.............       2,994          (21,181)           (15,723)         (23,292)
Provision for (benefit from) income taxes.....       1,900            1,800             (5,500)           1,450
                                               -----------      -----------        -----------      -----------

Net income (loss)............................. $     1,094      $   (22,981)       $   (10,223)     $   (24,742)
                                               -----------      -----------        -----------      -----------
                                               -----------      -----------        -----------      -----------

    Net income (loss) per common share
      assuming no dilution.................... $   .02          $      (.39)       $      (.17)     $      (.42)
                                               -----------      -----------        -----------      -----------
                                               -----------      -----------        -----------      -----------

    Net income (loss) per common share
      assuming dilution ...................... $  .02           $      (.39)       $      (.17)     $      (.42)
                                               -----------      -----------        -----------      -----------
                                               -----------      -----------        -----------      -----------

Weighted average common shares outstanding
  assuming no dilution........................      58,612           58,737             58,645           58,692
                                               -----------      -----------        -----------      -----------
                                               -----------      -----------        -----------      -----------

Weighted average common shares outstanding
  assuming dilution...........................      59,322           58,737             58,645           58,692
                                               -----------      -----------        -----------      -----------
                                               -----------      -----------        -----------      -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                   1997                1998
                                                               -----------         ----------
Net cash provided by operating activities.....................  $      776         $    30,169
                                                                ----------         -----------
Cash flows from investing activities:

    Net decrease in restricted cash and investments...........       2,332                   -
    Return of capital by investee.............................         148                   -
    Net capital expenditures..................................     (15,107)           ( 16,795)
    Acquisitions and license of technology....................           -             (59,842)
                                                                ----------         -----------

Net cash used in investing activities.........................     (12,627)            (76,637)
                                                                ----------         -----------
Cash flows from financing activities:

    Principal payments on long-term debt......................      (3,935)            (20,228)
    Proceeds from term loan borrowing.........................           -              30,000
    Proceeds under revolving credit facility..................      18,800              34,800
    Repayments under revolving credit facility................      (7,500)            (60,000)
    Principal payments on acquired debt.......................           -              (4,822)
    Proceeds from issuance of notes payable...................           -             109,892
    Debt issue costs..........................................        (662)             (5,390)
    Purchase of treasury stock................................      (1,293)                  -
    Proceeds from exercise of stock options...................         168                 255
                                                                ----------         -----------

Net cash provided by financing activities.....................       5,578              84,507
                                                                ----------         -----------

Effect of exchange rate changes on cash.......................        (783)                 75
                                                                ----------         -----------

Net (decrease) increase in cash...............................      (7,056)             38,114
Cash at beginning of period...................................      12,084               6,984
                                                                ----------         -----------

Cash at end of period.........................................  $    5,028         $    45,098
                                                                ----------         -----------
                                                                ----------         -----------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)

                     (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                         EQUITY
                                                                                                       ADJUSTMENT
                                     COMMON STOCK       CAPITAL IN                   TREASURY STOCK   FOR FOREIGN
                                   ------------------   EXCESS OF    ACCUMULATED   ----------------     CURRENCY
                                    SHARES    AMOUNT    PAR VALUE      DEFICIT      SHARES  AMOUNT    TRANSLATION    TOTAL
                                   ---------  ------   -----------  -------------  ------- ---------  -----------    ------
Balance at December 31, 1997        59,102   $   591   $  148,341    $ (111,330)      453  $ (2,027)  $  (3,626)    $ 31,949

Exercise of stock options              112         1          255                                                        256

Tax benefit from stock options                                135                                                        135

Equity adjustment for foreign

  currency translation                                                                                       531         531

Net loss for the period                                                 (24,742)                                     (24,742)
                                   -------    ------   ----------    ----------      ----  --------   ----------    --------
Balance at September 30, 1998       59,214    $  592   $  148,731    $ (136,072)      453  $ (2,027)  $   (3,095)   $  8,129
                                   -------    ------   ----------    ----------      ----  --------   ----------    --------
                                   -------    ------   ----------    ----------      ----  --------   ----------    --------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS (UNAUDITED) (DOLLARS AND SHARE AMOUNTS
                      IN THOUSANDS; EXCEPT PER SHARE DATA )
-------------------------------------------------------------------------------

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 1998, and the results of its operations and its cash flows for the nine months ended September 30, 1997 and 1998.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE:

The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding. The Company's net income (loss) per common share assuming dilution is computed using the weighted average number of common shares outstanding plus dilutive potential common shares using the treasury stock method at the average market price during the reporting period (Note 7).

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

NOTE 3 -- ACQUISITIONS AND LICENSES

On July 17, 1998, pursuant to an agreement with ALARIS Medical, ALARIS Medical Systems, Instromedix and its shareholders dated June 24, 1998, ALARIS Medical Systems acquired all of the outstanding common stock of Instromedix ("Instromedix") and subsequently merged Instromedix with and into itself. The total consideration for the Instromedix acquisition included (i) $51.0 million in cash, subject to certain adjustments, (ii) the assumption of indebtedness of Instromedix of approximately $5.5 million and (iii) the payment of certain seller transaction expenses in the amount of $1.0 million. The acquisition payment was funded with $30.0 million of ALARIS Medical Systems' bank term debt and proceeds from an ALARIS Medical debt offering. On July 28, 1998, ALARIS Medical completed the sale of $109.9 million of 11-1/8% Senior Discount Notes (the "Senior Discount Notes"), due 2008, receiving net proceeds of $106.3 million. A portion of the net proceeds of the sale of the notes was also used to repay certain borrowings under the bank credit facility.

The acquisition was accounted for as a purchase, whereby the purchase price, including related expenses, was allocated to identified assets and liabilities, based upon their respective fair values. The allocation included acquired in-process research and development of $22.8 million, which was immediately written-off, and other identifiable intangible assets of $21.1 million, which are being amortized over their estimated weighted-average useful lives of 10 years. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $18.0 million, was recorded as goodwill and is being amortized over its estimated life of ten years.

The Company is using the Instromedix purchased in-process research and development to create new cardiac disease diagnosis, monitoring and management products which will become part of the Arrhythmia Event Recorders and LifeSigns System product suites over the next several years. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of approximately $4.0 million to complete the projects, of which $0.5 million is expected to be incurred in the fourth quarter of 1998, while $3.0 million and $0.5 million are expected to be incurred during 1999 and 2000, respectively. The Company anticipates that products in the Arrhythmia Event Recorders product suite using the purchased in-process technology will be released during 1999, while products under the LifeSigns System product suite will be released during 2000. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the products will be achieved.

During the second quarter of 1998, the Company acquired the net assets of Patient Solutions, Inc. ("PSI") for $5.3 million. PSI was a wholly owned subsidiary of Invacare Corporation and was focused on the development of an ambulatory pump for use in the alternate site market. The transaction was accounted for as a purchase with the net assets acquired recorded at their estimated fair values. The rights to the pump under development were valued at $4.4 million and were recorded as a non-recurring charge included in purchased in-process research and development. The nature of the efforts required to develop the purchased in-process technology into a commercially viable product principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of $0.7 million to complete the project, of which $0.2 million is projected to be incurred in 1998 and $0.5 million in 1999. It is anticipated that the pump will be released during 1999. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the pump will be achieved.

Also during the second quarter, the Company licensed technology from Caesarea Medical Electronics Limited ("Caesarea") for a pole mounted volumetric infusion pump being designed for developing international markets. At the time of license, the development of the applications and functionality required by the Company had not reached technological feasibility and no alternative uses were identified. As a result, the initial license payment and related expenses of approximately $1.2 million were recorded as purchased in-process research and development during the second quarter. Under the terms of the license agreement, the Company is obligated to pay additional consideration to Caesarea upon timely completion of certain development milestones and delivery of specified numbers of assembly kits. The milestones, which primarily relate to different product releases, require completion by various dates through the first half of 1999 with the first significant milestones expected to be met during the fourth quarter of 1998. If all such milestones are reached, the additional consideration will be up to a maximum of $4.0 million, excluding royalties. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the pump will be achieved.

NOTE 4 -- INVENTORIES

Inventories comprise the following:


                                            DECEMBER 31,      SEPTEMBER 30,
                                                1997              1998
                                            -----------      -------------
    Raw materials.........................  $    24,144      $    36,524
    Work-in-process.......................        8,363            5,116
    Finished goods........................       29,159           36,657
                                            -----------      -----------
                                            $    61,666      $    78,297
                                            -----------      -----------
                                            -----------      -----------

NOTE 5 -- DEBT

In July 1998, in connection with the Instromedix acquisition, the Company amended its bank credit facility ("The Credit Facility Amendment"). The Credit Facility Amendment, among other things, approved the Instromedix acquisition and the senior discount note offering, increased the revolving credit facility to $60.0 million and provided the Company an additional $30.0 million under the Tranche D term debt. The Company used the $30.0 million term debt borrowing, along with approximately $3.0 million from the revolving credit line, to fund the initial payments required upon closing the Instromedix acquisition.

On July 28, 1998, subsequent to closing the Instromedix acquisition, the Company issued $189.0 million of Senior Discount Notes, issued at a discount from their principal amount at maturity to generate gross proceeds to the Company of $109.9 million. Upon receipt of net proceeds of $106.3 million, the Company paid its remaining obligations of approximately $22.7 million to the Instromedix shareholders and contributed the remaining net proceeds of approximately $82.6 million, after issuance costs, to ALARIS Medical Systems, as required under the Credit Facility Amendment. ALARIS Medical Systems then repaid the amount outstanding under its revolving credit line.

The Senior Discount Notes bear interest at a rate of 11 1/8% per annum. Interest accruing on these notes is added to the outstanding principal balance through July 31, 2003. Interest accruing beginning August 1, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The notes will mature on August 1, 2008. The Company may redeem the notes at any time prior to the redemption date. In addition, on or prior to August 2, 2001, under certain conditions ALARIS Medical has the option to redeem a portion of the notes. The notes are senior in right of payment to all subordinated indebtedness of ALARIS Medical and rank PARI PASSU in right of payment with all existing and future senior indebtedness of the Company, including indebtedness incurred under the bank credit facility.

Additionally, the Company is required to register and is in the process of registering, the Senior Discount Notes with the Securities and Exchange Commission. If such registration is not completed by November 26, 1998, the Company will incur additional interest on the Senior Discount Notes. For the first 90 day period that such registration is not completed, additional interest of $0.05 per one thousand dollars of principal outstanding under the Senior Discount Notes, or approximately $0.1 million, will accrue. It is unlikely that the Company will receive the required approval from the Securities and Exchange Commission for such registration process prior to November 26, 1998, but management does believe such process should be completed before the expiration of the following 90 day period.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

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

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                1997               1998
                                                             -----------        ----------
Net income (loss)..........................................  $     1,094        $  (22,981)

Other comprehensive (loss) income:

    Foreign currency translation adjustments...............         (599)              899
                                                             -----------        -----------
Comprehensive income (loss)................................  $       495        $  (22,082)
                                                             -----------        -----------
                                                             -----------        -----------

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                1997               1998
                                                             -----------        ----------

Net loss...................................................  $   (10,223)       $   (24,742)

Other comprehensive (loss) income:

    Foreign currency translation adjustments...............       (3,133)               531
                                                             -----------        -----------

Comprehensive loss.........................................  $   (13,356)       $   (24,211)
                                                             -----------        -----------
                                                             -----------        -----------


NOTE 7 -- EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which specifies the computation, presentation, and disclosure requirements for earnings per share. The earnings per share information contained in these financial statements, including those presented for prior periods, conform with SFAS 128.

                                                        THREE MONTHS ENDED SEPTEMBER  30,
                                                ---------------------------------------------------------
                                                            1997                          1998
                                                ---------------------------     -------------------------
                                                     BASIC       DILUTED           BASIC        DILUTED
                                                ------------   -----------     -----------   -----------
Net income (loss) as reported.................. $   1,094      $    1,094       $  (22,981)    $ (22,981)
                                                ---------      ----------       ----------     ---------
                                                ---------      ----------       ----------     ---------

Weighted average common shares outstanding.....    58,612          59,322           58,737        58,737
                                                ---------      ----------       ----------     ---------
                                                ---------      ----------       ----------     ---------

Net income (loss) per common share............. $     .02      $      .02       $     (.39)    $    (.39)
                                                ---------      ----------       ----------     ---------
                                                ---------      ----------       ----------     ---------



                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------------------------
                                                            1997                         1998
                                                 ------------------------      ------------------------
                                                    BASIC        DILUTED         BASIC         DILUTED
                                                 -----------   ----------      ----------     ---------
Net loss as reported............................ $ (10,223)    $  (10,223)     $  (24,742)    $ (24,742)
                                                 ---------     ----------      ----------     ---------
                                                 ---------     ----------      ----------     ---------
Weighted average common shares outstanding......    58,645         58,645          58,692        58,692
                                                 ---------     ----------      ----------     ---------
                                                 ---------     ----------      ----------     ---------

Net loss per common share....................... $    (.17)    $     (.17)     $     (.42)    $    (.42)
                                                 ---------     ----------      ----------     ---------
                                                 ---------     ----------      ----------     ---------

Potential common shares are not included in the diluted computation when the Company reports a net loss, as they are antidilutive. As a result, net loss per common share assuming no dilution and dilution are the same when the Company experiences a net loss.

The Company's 7.25% Debentures were not included in the calculation of diluted earnings per share in the three and nine months ended September 30, 1997 and 1998, as they are antidilutive. For both three and nine month periods ended September 30, the $16,152 of convertible debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $176 and $528 net of taxes, to net income, due to the reduction in interest expense. Options outstanding at September 30, 1997 and 1998 were excluded from the three months ended September 30, 1998 and the nine months ended September 30, 1997 and 1998, due to their antidilutive nature. Had such options been included, the weighted average shares would have increased by 1,488 for the three months ended September 30, 1998 and increased by 1,123 and 1,619 for the nine months ended September 30, 1997 and 1998, respectively.

NOTE 8 -- CONTINGENCIES AND LITIGATION

GOVERNMENT REGULATION AND FIELD CORRECTIONS

The United States Food and Drug Administration (the "FDA"), pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), regulates the introduction of medical devices into commerce, as well as testing manufacturing procedures, labeling, adverse event reporting and record-keeping with respect to such products. The process of obtaining market clearances from the FDA for new products can be time-consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products. Enforcement of the FDC Act depends heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not have a material adverse effect on the business, financial condition, results of operations or cash flows. The FDA and state agencies routinely inspect the Company to determine whether the Company is in compliance with various requirements relating to manufacturing practices, testing, quality control, complaint handling, medical device reporting and product labeling. Such inspections can result in such agencies requiring the Company to take certain corrective actions for non-complying conditions observed during the inspections. A determination that the Company is in violation of the FDC Act could lead to the imposition of civil sanctions, including fines, recall orders, orders for repair or refund or product seizures and criminal sanctions. Since 1994, the Company has on sixteen occasions temporarily removed products from the market that were found not to meet performance standards. None of such recalls materially interfered with the Company's operations and all such product lines, except the Model 599 Series infusion pump, were subsequently returned to the market.

The Company continues, however, to sell administration sets and replacement parts for the Model 599 Series infusion pump. In addition, the Company has initiated a voluntary safety alert of its Model 597/598 and Model 599 Series infusion pumps. Moreover, the Company has initiated a voluntary field correction of approximately 50,000 of its Gemini PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which may cause the battery to overheat. The Company recorded a charge of $2,500 to cost of sales for the quarter ended March 31, 1997 on account of this voluntary field correction. The Company initiated a voluntary field correction of its Signature Edition infusion pumps to correct a malfunction of an electronic line filter component (which malfunction may occur when a user fails to follow the Company's written cleaning instructions and can result in an electrical short). The Company is not aware of the occurrence of any injury incidents relating to a malfunction of this type. Further, in November 1998, the Company initiated a voluntary safety alert regarding the Signature Edition infusion pumps advising to check for the proper installation of a spring in the pumping mechanism assembly. In the third quarter of 1998, the Company initiated a recall of its Gemini PC-4 infusion pumps to correct certain electro-mechanical problems which may cause one or more channels of the device to audibly and visibly alarm and temporarily cease operation. Although there can be no assurance, the Company believes that these voluntary field corrections, along with adjustments and corrections that may be made to various Company products from time to time as an ordinary part of the business of the Company, will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

LITIGATION

The Company is a defendant in a lawsuit filed in June 1996 by Sherwood Medical, Inc. against IVAC Holdings which alleges infringement of two patents by reason of certain activities including the sale by IVAC Holdings of disposable probe covers for use with the Company's infrared tympanic thermometer. The lawsuit seeks injunctive relief, treble damages and the recovery of costs and attorney fees. Trial commenced on November 10, 1998. The Company believes it has sufficient defenses to all claims, including the defenses of noninfringement and invalidity and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

The Company is a defendant in a lawsuit filed on April 20, 1998 and served on October 28, 1998, by Becton Dickinson and Company ("Becton") against ALARIS Medical Systems, Inc., which alleges infringement of a patent licensed to Becton by reason of certain activities, including the sale of the Company's SmartSite Needle Free System. The lawsuit seeks injunctive relief, damages and the recovery of costs and attorney fees. The Company believes it has sufficient defenses to all claims, and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Becton and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

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

Cal Pacifico is contesting Customs' assessment of the Disputed Amounts. Cal Pacifico's challenge to the assessment of the Disputed Amounts is in its preliminary stages. Given the present posture of Cal Pacifico's challenge, and the inherent uncertainty of contested matters such as this, it is not possible for the Company to express an opinion as to the likelihood that Cal Pacifico will prevail on its challenge. Cal Pacifico or Customs has not informed the Company as to the specific amount of the Disputed Amounts.

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

In recent years, the cost containment pressures applicable to health care providers have affected the Company's results of operations. In particular, in order to reduce costs, certain hospitals have adopted a protocol increasing the maximum time between disposable administration set changes from every 24 hours to as much as every 72 hours. Notwithstanding this change in protocol, unit sales volume of the Company's disposable administration sets increased in every year since 1993, primarily as a result of the growth in its installed base of infusion pumps. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the increasing use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which police compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's future profitability.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

                                                                THREE MONTHS                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         --------------------------     --------------------------
                                                             1997           1998           1997           1998
                                                         -----------     ----------     ----------      ----------
Sales..................................................     100.0%          100.0%         100.0%         100.0%
Cost of sales..........................................       48.8            49.5           53.2           50.8
                                                          --------       ---------      ---------        -------
Gross margin...........................................      51.2%           50.5%          46.8%          49.2%

Selling and marketing expenses.........................       18.3            19.0           18.6           19.2
General and administrative expenses....................       10.7            11.2           11.0           11.1
Research and development expenses......................        5.2             5.4            5.0            5.2
Purchased in-process research and development..........          -            24.2              -           10.4
Integration and other non-recurring charges............        1.9             1.2            6.8            0.4
Lease interest income..................................        1.3             1.3            1.3            1.3
                                                          --------       ---------      ---------       --------
Income (loss) from operations..........................       16.4            (9.2)           6.7            4.2
Interest expense.......................................      (13.0)          (13.8)         (12.8)         (12.8)
Other, net.............................................          -              .5              -              -
                                                          -----------    ---------      -----------     --------
Income (loss) before income taxes......................        3.4           (22.5)          (6.1)          (8.6)
Provision for (benefit from) income taxes..............        2.2             1.9           (2.1)            .5
                                                          --------       ---------      ---------       --------
Net income (loss)......................................       1.2%          (24.4%)         (4.0%)         (9.1%)
                                                          --------       ---------      ---------       --------
                                                          --------       ---------      ---------       --------
OTHER DATA:

     Adjusted EBITDA...................................      28.3%           26.5%          24.3%          24.7%



                                                                    THREE MONTHS                   NINE MONTHS
                                                                 ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                             ---------------------------     ------------------------
                                                                 1997           1998           1997           1998
                                                             ------------     ----------     ---------      ---------
                                                                   (IN THOUSANDS)                  (IN THOUSANDS)
Adjusted EBITDA (1)....................................   $    24,580    $    24,957    $    62,402     $    67,181
Inventory purchase price allocation adjustment (2).....             -           (172)        (1,607)           (172)
Integration and other non-recurring expense............        (1,693)        (1,112)       (17,592)         (1,112)
Depreciation and amortization (3)......................        (8,627)        (9,565)       (25,950)        (26,037)
Purchased in-process research and development (4)......             -        (22,800)             -         (28,334)
Interest income........................................            57            511            442             658
Interest expense.......................................       (11,277)       (13,014)       (32,972)        (34,809)
Other, net.............................................           (46)            14           (446)           (667)
(Provision for) benefit from income taxes..............        (1,900)        (1,800)         5,500          (1,450)
                                                          -----------    -----------    -----------     -----------
Net income (loss)......................................   $     1,094    $   (22,981)   $   (10,223)    $   (24,742)
                                                          -----------    -----------    -----------     -----------
                                                          -----------    -----------    -----------     -----------

------------------
(1) Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as ALARIS
       Medical believes that the inclusion of these items would not be helpful to an investor's understanding of ALARIS Medical's ability to service debt. ALARIS Medical's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(2) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory in 1997 and Instromedix inventory in 1998 to their estimated fair value on the acquisition dates. Such amounts were charged to cost of sales during the first and third quarters of 1997 and 1998, respectively.

(3) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

(4) Amount represents that portion of the purchase accounting adjustments related to the value assigned to the acquired in-process research and development of projects acquired from PSI, Caesarea and Instromedix for which technological feasibility had not been established and for which there was no alternative future use.

The following table summarizes sales to customers located in the United States and international locations:

                                     THREE MONTHS                   NINE MONTHS
                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                               -----------------------       ----------------------
                                 1997           1998           1997          1998
                               ---------     ---------       --------      --------
                                    (IN MILLIONS)                 (IN MILLIONS)
U.S. sales...................  $ 55.8         $  62.0        $ 162.6         $171.6
International sales..........    31.0            32.2           94.3          100.3
                               ------         -------        -------         ------
     Total sales.............  $ 86.8         $  94.2        $ 256.9         $271.9
                               ------         -------        -------         ------
                               ------         -------        -------         ------


For purposes of this discussion and analysis, the three months ended September 30, 1997 and 1998 are referred to as Third Quarter 1997 and Third Quarter 1998, respectively, and the nine months ended September 30, 1997 and 1998 are referred to as 1997 and 1998, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

SALES

Sales increased $7.4 million during Third Quarter 1998 as compared to Third Quarter 1997. International sales increased $1.2 million, or 3.9% while United States sales increased $6.2 million, or 11.1%. The increase in international sales is primarily due to increases in drug infusion instrument revenue. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1998 as compared to the actual foreign currency exchange rates in effect during Third Quarter 1997, translation of Third Quarter 1998 international sales were adversely impacted by $0.3 million. The increase in U.S. sales in Third Quarter 1998 as compared to Third Quarter 1997 is due to increases in drug infusion disposable administration set revenue of $2.4 million, patient monitoring revenue of $0.6 million, service revenue of $0.1 million, and revenue of $3.7 million generated by Instromedix products. These increases were partially offset by a decrease in drug infusion instrument revenue of $0.6 million.

GROSS MARGIN

The gross margin percentage decreased from 51.2% in Third Quarter 1997 to 50.5% in Third Quarter 1998. Third Quarter 1997 cost of sales benefited from high production volumes and sales of drug infusion disposable administration sets resulting in improved gross margin for such period. The higher volumes were due to the resolution of a third-party contract manufacturer dispute which had shut down the Company's two maquiladora assembly plants in Tijuana, Mexico during June of 1997. The Company did not experience similar manufacturing efficiencies in Third Quarter 1998.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased $2.0 million, or 12.5%, during Third Quarter 1998 as compared to Third Quarter 1997. As a percentage of sales, selling and marketing expenses increased from 18.3% in Third Quarter 1997 to 19.0% in Third Quarter 1998. This increase is primarily due to increases in personnel and related costs associated with the addition of Instromedix and Patient Solutions in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

Third Quarter 1998 general and administrative expenses increased $1.2 million or 13.4% from Third Quarter 1997. As a percentage of sales, general and administrative expenses increased from 10.7% in 1997 to 11.2% in 1998. This increase is primarily due to increased consulting and legal expenses, as well as intangible amortization and other administrative expenses resulting from the Instromedix and Patient Solutions acquisitions in 1998.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased approximately $0.6 million, or 13.0%, during Third Quarter 1998 as compared to Third Quarter 1997 primarily due to increased activities necessary to complete development for new projects acquired in 1998 through the Instromedix and Patient Solutions acquisitions.

INTEGRATION AND OTHER NON-RECURRING CHARGEs

In connection with the Instromedix acquisition, management, with the assistance of consultants, is performing a review of the operating activities of the acquired company and is assessing how to best integrate and leverage the Instromedix operations with ALARIS Medical. During the Third Quarter of 1998, the Company incurred $1.1 million in costs associated with this integration, primarily in consulting fees of $0.8 million, retention bonuses of $0.2 million and $0.1 million in other related costs.

The Company incurred $1.7 million in costs to integrate the IMED and IVAC operations during the Third Quarter of 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The Third Quarter 1997 expense consisted primarily of information systems conversion costs of $1.4 million and other integration costs of $0.3 million.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the Instromedix acquisition, the assets and liabilities of Instromedix were adjusted to their estimated fair values. As a result of this process, during the Third Quarter, the Company incurred a one-time $22.8 million write-off related to the value assigned to the acquired in-process research and development of Instromedix projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects.

The Company is using the purchased in-process research and development to create new cardiac disease diagnosis, monitoring and management products which will become part of the Arrhythmia Event Recorders and LifeSigns System product suites over the next several years. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of approximately $4.0 million to complete the projects, of which $0.5 million is expected to be incurred in the fourth quarter of 1998, while $3.0 million and $0.5 million are expected to be incurred during 1999 and 2000, respectively. The Company anticipates that products in the Arrhythmia Event Recorders product suite using the purchased in-process technology will be released during 1999, while products under the LifeSigns System product suite will be released during 2000. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the products will be achieved.

INCOME FROM OPERATIONS

Income from operations decreased $23.0 million during Third Quarter 1998 as compared to Third Quarter 1997 primarily due to the $22.8 million write-off of purchased in-process research and development costs, discussed above, which was not incurred in Third Quarter 1997. After adjusting for the one-time write-off, Third Quarter income from operations decreased $0.2 million as compared to Third Quarter 1997 due to increased gross margin offset by increased operating expenses.

ADJUSTED EBITDA

Adjusted EBITDA increased $0.4 million during Third Quarter 1998 as compared to Third Quarter 1997. As a percentage of sales, Adjusted EBITDA decreased from 28.3%, or $24.6 million, for Third Quarter 1997 to 26.5%, or $25.0 million, for Third Quarter 1998 due to the reasons discussed above. Adjusted EBITDA represents income from operations before non-recurring, non-cash purchase accounting charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $1.7 million during Third Quarter 1998 due to additional debt incurred to fund the Instromedix acquisition. In July, the Company increased term debt borrowings $30.0 million and completed the sale of $109.9 million of 11 1/8% Senior Discount Notes, resulting in higher interest expense for the quarter. (see Liquidity and Capital Resources).

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

SALES

Sales increased $14.9 million during 1998 as compared to 1997. International sales increased $6.0 million, or 6.4% while United States sales increased $8.9 million, or 5.5%. The increase in international sales is primarily due to increases in drug infusion revenues of $5.4 million. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1998 as compared to the actual foreign currency exchange rates in effect during 1997, translation of 1998 international sales were adversely impacted by $2.9 million. The increase in U.S. sales in 1998 as compared to 1997 is primarily due to increases in drug infusion disposable administration set revenue of $5.6 million, patient-monitoring revenue of $1.9 million, and revenue of $3.7 million generated by Instromedix products. These increases were partially offset by a decrease in drug infusion instrument revenue of $2.4 million.

GROSS MARGIN

The gross margin percentage increased from 46.8% in 1997 to 49.2% in 1998 primarily due to $4.1 million of non-recurring costs included in 1997 cost of sales. Exclusive of $1.6 million of non-recurring purchase accounting inventory adjustments and $2.5 million related to a voluntary field correction of certain Gemini PC-1 and PC-2 infusion pumps charged to cost of sales during 1997, the gross margin percentage for 1997 was 48.4%. The improvement over 1997 is due to overall higher margins on domestic and international disposable administration sets and instruments as well as the benefits realized from ongoing cost reduction efforts and purchasing synergies.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased $4.3 million, or 9.0%, during 1998 as compared to 1997. As a percentage of sales, selling and marketing expenses increased from 18.6% in 1997 to 19.2% in 1998. Domestic expenses increased by $1.8 million, or 6.5%, from 1997 due to the addition of Instromedix and Patient Solutions in 1998 as well as increases in personnel and freight costs in 1998. International expenses increased $2.5 million from 1997 due to increased sales, the investment in international direct operations in Italy and Norway during the second half of 1997 and related increases in personnel costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $1.9 million, or 6.6%, during 1998 as compared to 1997. As a percentage of sales, general and administrative expenses increased from 11.0% in 1997 to 11.1% in 1998. Domestic expenses increased by $0.4 million due to additional domestic amortization resulting from the Instromedix and Patient Solutions acquisitions. International expenses increased by $1.5 million, primarily as a result of the conversion of certain European dealer operations into direct operations, expansion of the European headquarters and quality initiatives to obtain required CE markings on products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased approximately $1.4 million, or 11.0%, during 1998 as compared to 1997 primarily due to additional research and development related to projects associated with the recently acquired Instromedix and Patient Solutions, as well as increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems and disposable administration sets.

INTEGRATION AND OTHER NON-RECURRING CHARGES

In connection with the Instromedix acquisition, management, with the assistance of consultants, is performing a review of the operating activities of the acquired company and is assessing how best to integrate and leverage the Instromedix operations with ALARIS Medical. During the first nine months of 1998, the Company incurred $1.1 million in costs associated with this integration, primarily in consulting fees of $0.8 million, retention bonuses of $0.2 million and $0.1 million in other related costs.

The Company incurred $17.6 million in costs to integrate the IMED and IVAC operations during the first nine months of 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump of $4.5 million, maquiladora settlement and related costs of $4.1 million, information systems conversion costs of $3.1 million, management consulting fees of $1.4 million, severance of $1.3 million and other integration costs of $3.2 million. The Company reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and shareholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the write-off of the intangible asset associated with such agreement.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

During 1998, the Company recorded $28.3 million in purchased in-process research and development write-offs as a result of certain business acquisitions. In conjunction with the Instromedix acquisition, the assets and liabilities of Instromedix were adjusted to their estimated fair values. As a result of this process, the Company incurred a one-time $22.8 million write-off related to the value assigned to the acquired in-process research and development of Instromedix projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects.

The Company is using the Instromedix purchased in-process research and development to create new cardiac disease diagnosis, monitoring and management products which will become part of the Arrhythmia Event Recorders and LifeSigns System product suites over the next several years. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of approximately $4.0 million to complete the projects, of which $0.5 million is expected to be incurred in the fourth quarter of 1998, while $3.0 million and $0.5 million are expected to be incurred during 1999 and 2000, respectively. The Company anticipates that products in the Arrhythmia Event Recorders product suite using the purchased in-process technology will be released during 1999, while products under the LifeSigns System product suite will be released during 2000. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the products will be achieved.

In connection with the PSI acquisition and the technology license agreement with Caesarea during the second quarter of 1998, the Company incurred a one-time $5.5 million write-off related to the value assigned to the acquired in-process research and development of the projects for which technological feasibility had not been established and for which there was no alternative future use. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects.

In connection with the PSI acquisition, the Company is using the acquired in-process research and development to develop an ambulatory infusion pump for use in the alternate-site market. The nature of the efforts required to develop the purchased in-process technology into a commercially viable product principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of $0.7 million to complete the project, of which $0.2 million is projected to be incurred in 1998 and $0.5 million in 1999. It is anticipated that the pump will be released during 1999. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the pump will be achieved.

Pursuant to the technology license agreement, the Company acquired certain volumetric infusion pump technology from Caesarea. Caesarea is conducting research and development on this in-process technology in order to create a large volume infusion pump marketed primarily to consumers in emerging international markets. The Company is required to make certain milestone payments up to an aggregate of $4.0 million to Caesarea upon the attainment of certain developmental milestones, which primarily relate to different product releases. The Company anticipates that certain products using the purchased in-process technology will be released during the fourth quarter of 1998, with additional product releases in subsequent periods through the first half of 1999. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the pump will be achieved.

INCOME FROM OPERATIONS

Income from operations decreased $5.7 million during 1998 as compared to 1997 primarily due to non-recurring charges related to the write-off of $28.3 million in purchased in-process research and development charges in connection with acquisitions and $1.1 million in integration charges related to the Instromedix acquisition. The 1997 income from operations includes integration and other non-recurring charges of charges of $21.7 million in 1997 related to the IVAC/IMED merger. After excluding non-recurring charges from 1997 and 1998, the adjusted income from operations is $39.0 in 1997 as compared to $40.9 in 1998. The increase in 1998 over 1997 is due primarily to improved sales and gross margins.

ADJUSTED EBITDA

Adjusted EBITDA increased $4.8 million during 1998 as compared to 1997. As a percentage of sales, Adjusted EBITDA increased from 24.3%, or $62.4 million, for 1997 to 24.7%, or $67.2 million, for 1998 due to the reasons discussed above. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $1.8 million or 5.6% during 1998 due to additional financing obtained to fund the Instromedix acquisition. In connection with the Instromedix acquisition, in July the Company increased the outstanding bank term debt $30.0 million and completed the sale of $109.9 million 11 1/8 % Senior Discount Notes, due 2008, resulting in increased interest expense for 1998. (see Liquidity and Capital Resources).

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

At September 30, 1998, the Company's outstanding indebtedness was $543.4 million, which includes $211.4 million of bank term debt under the credit facility, $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger and $112.0 million of Senior Discount Notes due 2008 which were issued to fund the Instromedix acquisition in July 1998. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average fixed rate of 9.6% on the principal balance covered. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the credit facility at September 30, 1998 would result in additional annual interest expense of approximately $1.1 million. During March 1998, the bank credit facility was amended and the interest rates on the bank debt reduced. As a result, the weighted average interest rate, including the effect of the interest rate protection agreement, was reduced to 8.5% based on the amounts outstanding at the time of the amendment. The Company incurred fees of approximately $0.4 million related to such interest rate reductions. Included in total consolidated debt, at September 30, 1998, ALARIS Medical had outstanding $16.2 million of 7 1/4% Convertible Debentures.

In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the credit facility. In July 1998, in connection with the Instromedix acquisition, the Company amended its bank credit facility. The amendment provided for the banks' consent to the Instromedix acquisition and increased the revolving credit facility to $60.0 million. At September 30, 1998, a $0.5 million letter of credit was committed under this line of credit and $59.5 million was available.

The amended bank credit facility also provided the Company an additional $30.0 million under the Tranche D term debt. The Company used the $30.0 million term debt borrowing, along with approximately $3.0 million from the revolving credit line, to fund the initial payments required upon closing the Instromedix acquisition. Subsequent to closing the Instromedix acquisition, ALARIS Medical completed the sale of $109.9 million of 11 1/8% Senior Discount Notes, due 2008, receiving net proceeds of approximately $106.3 million. Interest accruing on these notes is added to the outstanding principal balance through July 31, 2003. Interest accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August
1. Upon receipt of the net proceeds from the Senior Discount Notes, ALARIS Medical paid its remaining obligations of approximately $22.7 million to the Instromedix shareholders and contributed the remaining net proceeds of approximately $82.6 million to ALARIS Medical Systems, as required under the amended bank credit agreement. ALARIS Medical Systems then repaid the amount outstanding under its revolving credit line.

Additionally, the Company is required to register the Senior Discount Notes with the Securities and Exchange Commission. If such registration is not completed by November 26, 1998, the Company will incur additional interest on the Senior Discount Notes. For the first 90 day period that such registration is not completed, additional interest of $0.05 per one thousand dollars of principal outstanding under the Senior Discount Notes, or approximately $0.1 million, will accrue. It is unlikely that the Company will receive the required approval of the Securities and Exchange Commission for such registration process prior to November 26, 1998 but management does believe such process should be completed before the expiration of the following 90 day period.

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

Annual principal amortization of the Company's indebtedness is $0.1 million for the fourth quarter of 1998 and $15.5 million and $13.9 million for 1999 and 2000, respectively.

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

During the quarter ended September 30,1998, the Company made cash payments of approximately $0.4 million related to merger and integration costs accrued at December 31, 1997. Also during the third quarter of 1998, the Company accrued approximately $1.1 million for integration costs related to Instromedix, of which approximately $0.1 million was paid in cash. During the quarter ended September 30, 1997 the Company made cash payments of approximately $1.5 million related to merger and integration costs accrued at December 31, 1996, as well as payments of approximately $1.7 million for integration costs expensed during the third quarter of 1997.

During the Third Quarter of 1998, the Company made capital expenditures of approximately $6.5 million and anticipates it will make capital expenditures of approximately $25.0 million for the full year.

During the first quarter of 1998, the Company created a corporate development function to assess product and company acquisitions, distribution alliances and joint ventures which would expand Company technologies into unserved markets. While there can be no assurances that the Company will complete additional acquisitions, depending on the value of potential acquisitions, the Company might fund such transactions through a variety of sources, including existing cash, new or existing debt facilities or through the sale of equity securities.

The Company believes that, based on current levels of performance, it will generate cash flow from operations, together with its existing cash, sufficient to fund its operations, make planned capital expenditures and make required payments of principal and interest under its credit facility and interest on the 9 3/4% Notes; however, the Company may not generate sufficient cash flow from operations to repay the 9 3/4 % Notes at maturity in the amount of $200.0 million, to make scheduled payments on the Senior Discount Notes or to repay the Senior Discount Notes in the amount of $189.0 million at maturity. Accordingly, the Company may have to refinance the Notes and the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to repay such debt. Based on current interest rates, over the next twelve months the Company is required to make principal and interest payments under it's bank credit facility in the amount of $30.8 million and interest payments on the 9 3/4% Notes and the 7 1/4% Convertible Debentures in the amount of $19.5 million and $1.2 million, respectively. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

CONTINGENCIES AND LITIGATION

See Note 8 to the Consolidated Financial Statements.

YEAR 2000

Certain of the Company's infusion pumps contain software in which the product's record keeping capabilities will be affected beyond the year 2000. The Company believes that these issues will not interfere with the fluid delivery functions of the products involved, nor will they affect the safety of patients; however, there can be no assurance in this regard. Such record keeping capabilities serve as a log of the products use and are primarily used by the Company if needed in determining causes of product failures. Management believes the Company has completed development of the corrective software for all but one of its products and is offering such software for sale to its customers. Corrective software for the one remaining product is under development and will be available to customers in the first quarter of 1999. Costs of such development has not been and is not anticipated to be material to the Company.

In addition to routine capital expenditures, and in connection with the Merger, the Company has made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. The new system is year 2000 compliant. The Company successfully implemented certain financial applications of the new system and began utilizing such applications at the beginning of 1998. The Company successfully converted the remainder of its domestic business processes to the new system in September 1998. The Company believes the primary information system for its international operations is not directly affected by the year 2000. However, due to the increased significance of its international operations, the Company will be converting the international information systems to a system common with the domestic operations. The international project is scheduled for completion in 1999. The international system is also designed to properly process transactions denominated in euro currency. Euro currency is a new monetary unit which certain European countries can begin using in 1999.

In order to successfully provide product to its customers, the Company is dependent upon the timely fulfillment of its supply orders from its chosen vendors. The Company has identified potentially critical suppliers and attempted to determine if such suppliers have identified and/or addressed their own year 2000 issues by means of questionnaires. At this time, the Company has not identified or been informed of any significant suppliers that will not be able to fulfill the Company's orders. However, many of the Company's key suppliers have acknowledged that they must make improvements to their systems to properly deal with year 2000 orders and issues. As a result, there can be no assurances that key suppliers will be able to timely fill the Company's future orders. The Company is in the process of evaluating what alternatives are available if key suppliers could not provide required materials and supplies to the Company when ordered. While a formal contingency plan related to this risk has not yet been completed by the Company, alternatives would be to increase inventory levels of key supplies and seek supplies from other vendors. The Company estimates that such a contingency plan will be completed by December 31, 1998. However, there can be no assurance that all significant primary and back-up suppliers will be able to fill the Company's orders due to their own year 2000 issues. Such supplier failures could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

The Company has formed a committee to identify, evaluate and address year 2000 issues to which the Company might be exposed on a worldwide basis including and in addition to the items previously described. The committee is currently assessing the year 2000 readiness of certain key areas including, but not limited to, Company operations (including non-information technology systems) and third party suppliers. The committee has not yet completed this assessment but it is not currently aware of any material year 2000 issues related to other third parties with whom the Company conducts business or in its non-information technology systems. The committee's assessment will likely be a continuous process through the end of calendar year 1998 and into 1999. In addition to its customers, the Company conducts business with and utilizes the services of numerous third parties including but not limited to suppliers, distributors, telecommunication companies, financial institutions, governmental agencies, and utility companies. The ability of these third parties to adequately address their year 2000 issues is outside the Company's control. Failure by some or all these parties to adequately address their year 2000 issues could have a material adverse effect on the Company. Given the number of parties with whom the Company transacts business, it is reasonably likely some of these parties will not be able to adequately solve their year 2000 issues in a timely manner. The Company does not believe it has significant dependence on any one of these third parties and accordingly does not believe that it is reasonably likely that the Company will experience any material adverse impacts related to year 2000 issues. However, due to the Company's inability to control third party compliance with year 2000 issues, there can be no assurances that such year 2000 issues will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

During the fiscal years 1996 and 1997 the Company made combined capital and operating expenditures of approximately $7.5 million related to the new enterprise-wide information system, and expenditures of $4.5 million in the nine months ended September 30, 1998. To complete the identified phases of the project, the Company anticipates additional expenditures for the remainder of 1998 and for 1999 of approximately $3.4 million and $3.5 million, respectively.

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

BACKLOG

The backlog of orders, believed to be firm, at September 30, 1997 and 1998 was $7.9 million and $5.2 million, respectively.

FOREIGN OPERATIONS

As a result of the Merger, the Company has significant foreign operations. Accordingly, the Company is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1998, primarily a strengthening of the U.S. dollar against many European currencies, the Company recognized a foreign currency transaction gain of approximately $0.1 million during Third Quarter 1998. For the year ended December 31, 1997 and the nine months ended September 30, 1998, approximately 30% and 32% of the Company's sales and 23% and 22% of the Company's operating expenses were denominated in currencies other than the Company's functional currency, respectively. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency, and no formal hedging program exists to manage fluctuations in foreign currencies. The Company will evaluate hedging programs during 1998 to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

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

                                     PART II

                                OTHER INFORMATION
-------------------------------------------------------------------------------
ITEM 1.  LEGAL PROCEEDINGS

See Note 8 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27        --     Financial Data Schedule

                    -----------------------------------------

(b)   Reports on Form 8-K

A Report on Form 8-K was filed on July 30, 1998. The Agreement and Plan of Merger entered into on June 24, 1998 by ALARIS Medical, Inc., ALARIS Medical Systems, Inc., Herbert J. Semler and Shirley L. Semler, Instromedix, Inc., and other shareholders of Instromedix was reported. Also reported was Summary Financial Data of Instromedix and news releases issued by ALARIS Medical, Inc., dated June 20, 1998 and June 25, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALARIS MEDICAL, INC.
                                               (REGISTRANT)

Date: November 13, 1998                   By:   /s/ WILLIAM J. MERCER
     ----------------------               ----------------------------------
                                                  William J. Mercer
                                          President, Chief Executive Officer
                                               Chief Financial Officer

                                 EXHIBIT INDEX
------------------------------------------------------------------------------
Exhibit
  No.
---------

27        --     Financial Data Schedule