Form 10-K
period 1998-12-31
ALARIS MEDICAL INC
filed 1999-03-31
CIK 817161

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            (Mark One)

            /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the fiscal year ended DECEMBER 31, 1998 or

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
Title of Each Class                                      on Which Registered
-------------------                                     ---------------------
Common Stock, $0.01 par value                                 NASDAQ
7 1/4% Convertible Subordinated Debentures due 2002    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

                               ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: X NO:
                                                    ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the shares of the registrant's common stock, $0.01 par value per share ("Common Stock"), held by nonaffiliates of the registrant, computed by reference to the price at which such stock was last sold, on March 12, 1999, was $46,586,016. Solely for purposes of this calculation, the following persons, who beneficially owned in the aggregate 47,922,110 shares of Common Stock at March 12, 1999, have been deemed to be affiliates of the registrant: directors of the registrant, the Named Executive Officers (as defined) and known stockholders of the registrant beneficially owning 5% or more of the outstanding shares of Common Stock.

      As of March 12, 1999, the registrant had 59,234,392 shares of Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

         On July 17, 1998, pursuant to an agreement with ALARIS Medical, ALARIS Medical Systems, Instromedix ("Instromedix"), and the shareholders of Instromedix as of June 24, 1998, ALARIS Medical Systems acquired all of the outstanding common stock of Instromedix, a cardiovascular monitoring and pacemaker follow-up company, and subsequently merged Instromedix with and into itself.

OVERVIEW

         The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the International infusion systems market. Based on installed base of infusion pumps, the Company has a number one or two market position in eight Western European countries, the number three market position in Germany, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals to patients, consist of single and multi-channel infusion pumps and controllers, and proprietary and non-proprietary disposable administration sets (i.e. plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States. Through the acquisition of Instromedix, the Company now produces and sells arrhythmia-event recorders and pacemaker monitors targeted for the alternate site market.

         ALARIS has defined three strategic business units: North America, which includes the United States and Canada; Instromedix, and International, which includes all other international operations, including Europe, Asia, Australia and Latin America.

                           --------------------------

         The Company has registered or applied to register the following trademarks: IMED-Registered Trademark-, Accuset-Registered Trademark-, Graviset-Registered Trademark-, Microset-Registered Trademark-, Flo-Stop-Registered Trademark-, Gemini-Registered Trademark-, Autotaper-Registered Trademark-, Versataper-Registered Trademark-, ReadyMED-Registered Trademark-, VersaSafe-Registered Trademark-, IVAC-Registered Trademark-, IVAC MEDICAL SYSTEMS-TM-, CORE-CHECK-Registered Trademark-, DYNAMIC MONITORING-TM-, MEDSYSTEM III-Registered Trademark-, PCAM-TM-, SIGNATURE EDITION-Registered Trademark-, TEMP-PLUS-Registered Trademark-, VITAL-CHECK-Registered Trademark-, ACCUSLIDE-TM-, and SmartSite-Registered Trademark- SAFSITE-Registered Trademark- is a registered trademark of B. Braun, Inc., ADVANTIS-TM-, ALARIS-TM-, ALARIS Medical Systems-TM-, ORION-Registered Trademark-, Palisade-TM-, Rhythmic-TM- is a registered trademark of Micrel Microelectronics E.P.E., Turbo-Temp-TM-, CarryAll-Registered Trademark-, HeartCard-Registered Trademark-, Instromedix-Registered Trademark-, King of Hearts Express-Registered Trademark-, LifeSigns-TM-, LifeSigns Commander-TM-, and LifeSigns Shuttle-TM-.

         The North American and International operating units, manufacture and market intravenous infusion therapy devices and patient monitoring products, primarily using a direct sales force for product distribution. The International unit also utilizes product distributors in areas where the Company does not have a direct sales force. Distributor sales accounted for 12.1% of International sales in 1998. The Instromedix business segment designs, manufactures and sells cardiology products such as arrhythmia-event recorders and pacemaker monitors. Instromedix products are targeted to the alternate-site market and are primarily distributed through a direct sales force. Instromedix sales represented approximately 2% of the Company's sales in 1998.

         The Company sells a full range of products through the worldwide direct sales force consisting of over 230 salespersons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales to customers located in and outside of North America accounted for approximately 67.1% and 32.9%, respectively, of the Company's sales for the year ended 1998. For the year ended December 31, 1998, the Company had sales of approximately $380.1 million.

         INFUSION SYSTEMS. The Company offers a wide variety of infusion pumps designed to meet the varying price and technological requirements of its diverse customer base. These infusion pumps include the Gemini series, consisting of single, dual and four channel infusion pumps designed for use in all hospital settings by customers with sophisticated technological requirements; the Signature Edition Family, a versatile, user-friendly single and dual channel infusion pump for use in critical and general medical and surgical settings; the MedSystem III instrument (the "MS III"), a compact, lightweight, programmable three channel infusion pump targeted for the hospital critical care setting and transport applications. A single channel pump has only one fluid delivery line to the patient, while a multi-channel pump has two or more fluid delivery lines. Multi-channel pumps are used to service only a single patient. Generally, where more than one fluid delivery line is required for a patient, purchasing a multi-channel pump is less costly than purchasing an equivalent number of single channel pumps. In addition, the Company offers the ReadyMED ambulatory infusion pump ("ReadyMED"), which is compact, lightweight and disposable for use in the alternate-site market, as well as a broad range of syringe infusion pumps for use primarily outside the United States.

         The Company also manufactures and sells proprietary disposable administration sets which are required to be used with the Company's large volume infusion pumps. Since the useful lives of the Company's infusion pumps typically range between seven to ten years, the Company's industry-leading installed base allows it to generate predictable and recurring revenues from sales of disposable administration sets. For the year ended December 31, 1998, the Company sold approximately 66.7 million disposable administration sets (proprietary and non-proprietary) representing sales of $228.8 million or 60.2% of sales. Disposable administration sets sales for 1998 for the North America and International business units were $157.0 million and $71.8 million, respectively. Many of the Company's disposable administration sets offer protection features designed to prevent the unregulated flow of fluids into a patient's blood stream ("free flow"). In addition, the Company also has several enhancements to its disposable administration sets, including needle-free access systems that are designed to reduce the risk to health care providers of diseases, such as AIDS and hepatitis, that may be transmitted through accidental needlesticks and, in the case of the SmartSite needle-free system, to eliminate patient exposure to latex which can cause severe allergic or anaphylactic shock reactions. These features continue to provide the Company's customers with the latest cost-effective technology for the Company's installed base of infusion pumps. For the year ended December 31, 1998, the Company's infusion systems sales (pumps and disposables) were $315.2 million, representing approximately 82.9% of sales.

         PATIENT MONITORING PRODUCTS. The Company's patient monitoring products compete in discrete market niches, each with different competitive dynamics. The Company primarily operates in the United States, Canada and Western Europe in two patient monitoring products market: (i) hospital thermometry systems and
(ii) stand-alone, non-invasive, multi-parameter instruments used to measure and monitor a combination of vital signs. For the year ended December 31, 1998, the Company's patient monitoring product sales were approximately $34.9 million, representing approximately 9.2% of the Company's total sales. Patient monitoring sales for North America and International for 1998 were $30.3 million and $4.6 million, respectively.

         The Company's principal thermometry instruments, the electronic thermometer and the infrared tympanic thermometer, are both widely used in hospitals and alternate site settings. The Company believes it is the second largest participant in the United States infrared thermometry market. The Company's large base of installed hospital thermometry instruments allows it to generate predictable and recurring revenues from sales of related proprietary disposable probe covers. In 1998, the Company manufactured and sold over 635 million proprietary disposable probe covers into its worldwide installed base. In addition, the Company participates in the hospital market of stand-alone, non-invasive, multi-parameter instruments through its Vital-Check product line, which measures and monitors a combination of temperature, pulse, blood pressure and pulse oximetry.

INDUSTRY

         GENERAL. In the United States, the Company sells its products primarily in two markets: the hospital market and the alternate-site market. The United States hospital market consists of approximately 5,300 hospitals with a total of approximately 900,000 licensed beds. Within this market, cost containment measures both imposed and proposed by federal and state regulators and private payors, combined with increased utilization review and case management, have led to greater financial pressure on hospitals. In response to these cost-containment pressures, hospitals and other potential customers for the Company's products are increasingly combining into group purchasing organizations ("GPOs") which may be large and which monitor compliance with exclusive purchase commitments. GPOs may enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or patient monitoring products, for a period of several years. These trends have, in turn, led to downward pricing pressure on manufacturers of medical products, including the Company, and greater use of care settings outside the hospital (i.e., the alternate-site setting) for treatment. See "--Marketing and Sales."

         The alternate-site market encompasses all health care provided outside the hospital and comprises primarily home health care, freestanding clinics, skilled nursing facilities and long-term care facilities. The market for infusion systems used in the alternate site has recently experienced a substantially greater growth rate than that of the hospital market. This growth is primarily attributable to advances in technology that have facilitated the provision of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable with home infusion therapy and increased acceptance by the medical community of, and patient preference for, non-hospital treatment.

         The Company also sells its products internationally. The Western European infusion therapy market, which includes infusion pumps, controllers and disposable intravenous sets, had sales of approximately $397.0 million in 1997. Unlike the U.S. market, syringe pumps represent a significant share of total infusion pump placements in the international market. The Company expects the trend toward utilization of syringe pumps to continue as hospitals favor the lower cost associated with syringe pumps and focus on administering pharmaceuticals and nutritionals to patients in higher concentrations. The majority of revenues in the international market are derived from hospitals since the alternate-site market is in a developmental stage.

         The Company believes that as the worldwide infusion systems and patient monitoring markets continue to mature, providers of goods and services in these markets will need to increase the scale of their operations and broaden the scope of their product lines in order to leverage worldwide sales, service and research and development infrastructures. These trends are driving industry consolidation both in the United States and internationally which, in turn, provides opportunities for leading suppliers to increase market share and participate in strategic alliances, joint ventures and acquisitions.

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

         Infusion pumps are volumetric devices that regulate flow by electronically measuring a specific volume of a fluid. Infusion pumps administer precise, volumetrically measured quantities of fluids over a wide range of infusion rates by using positive pressure to overcome the resistance of the infusion tubing and the back pressure generated by the patient's circulatory system. Syringe pumps operate by gradually depressing the plunger on a standard disposable syringe, thereby delivering a more concentrated dose of medication at a very precise rate of accuracy. Disposable pumps are single use products designed for use primarily in alternate-site settings.

         By contrast, controllers typically are nonvolumetric devices that regulate flow by electronically counting drops rather that by measuring a specific volume of fluid. Because infusion pumps can measure volume and can more accurately administer fluids, they are used more frequently than controllers to administer expensive, critical or potent therapeutics. The Company does not currently market controllers, but some of its infusion pumps can be used in a controller mode.

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

         All infusion pumps and controllers require the use of disposable administration sets. A set consists of a plastic interface and tubing and may have a variety of features such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple ports for injecting medication and delivery of more than one solution. Almost all of these sets, including those manufactured by the Company, are compatible only with their particular manufacturer's line of infusion systems. The introduction, however, of the SmartSite needle-free system has provided the Company with an opportunity to aggressively compete in the gravity extension set segment of the market with innovative, cost-effective needle-free gravity sets.

         PATIENT MONITORING PRODUCTS. The Company's patient monitoring products compete in discrete market niches, each with different competitive dynamics. The Company primarily operates in the United States, Canada and Western Europe in two patient monitoring product markets: (i) hospital thermometry systems and
(ii) stand-alone, non-invasive, multi-parameter instruments used to measure and monitor a combination of vital signs.

         The two major instrument types in the hospital thermometry market are electronic and infrared devices. The Company offers electronic and infrared instruments but does not compete in the smaller glass thermometry market. As with the infusion therapy market, the hospital thermometry market has disposable products that are used in conjunction with instruments and, consequently, the existence of an installed base is important for generating ongoing disposable product sales.

         CARDIOVASCULAR AND PACEMAKER MONITORING PRODUCTS. The Company's cardiovascular and pacemaker monitoring products are utilized in the alternate-site care setting, primarily at the patient's home, workplace or a physician's office. As the trend to treat patients in locations outside of the traditional hospital setting accelerates due to cost pressures and availability of new technology, the ability to provide remote diagnostic and telemedicine capabilities are becoming increasingly important to both the caregiver and patient. Instromedix's products and services include: (i) arrhythmia event recorders which are portable or wearable devices used to monitor, record and subsequently transmit electrocardiograms (ECGs) cardiac events via a standard or wireless telephone link to a remote location; (ii) pacemaker monitors which are portable devices used to help physicians and patients monitor the performance and medical compliance longevity of implantable pacemakers; (iii) the LifeSigns system which is a proprietary, computer-based software and hardware system that allows remote and real time monitoring, diagnosis and data capture of selected vital signs and; (iv) a telemonitoring laboratory service, which offers 24 hour cardiac arrhythmia monitoring to physicians, devices and hospitals. Instromedix' products are distributed through both direct and OEM sales channels, which include major cardiac pacing companies in the United States.

PRODUCTS AND SERVICES

         The Company manufactures and markets both single and multi-channel infusion pumps and disposable administration sets. The Company's infusion pumps include large volume infusion pumps such as its Gemini series, Signature Edition Family, MS III and Model 560/570 Series pumps, syringe infusion pumps such as P1000, P3000, PCAM, P6000 and P7000, which are sold primarily in Western Europe, and disposable pumps such as the ReadyMED for use in the alternate-site setting. The Company's large volume infusion pumps require the use of higher margin proprietary disposable administration sets. The Company also sells non-proprietary disposable administration sets for use with syringe infusion pumps manufactured by the Company and others. The Company also manufactures and markets hospital thermometry instruments and related disposable probe covers, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor a combination of temperature, pulse and blood pressure and other vital signs. Additionally, the Company manufactures and markets arrhythmia-event recorders and pacemaker monitors through the Instromedix division. The table below summarizes the key features and actual or estimated market introduction dates with respect to the Company's products.

               PRODUCT                                 DESCRIPTION                               STATUS
--------------------------------------    ----------------------------------------    ------------------------------
INFUSION SYSTEMS

LARGE VOLUME INFUSION PUMPS

    SIGNATURE EDITION GOLD                Single and dual channel pumps;              Introduced in first quarter of
                                           incorporates intuitive user                1999.
                                           interface and advanced software
                                           capabilities.

    SIGNATURE EDITION                     Single and dual channel pumps;              Marketed since 1995.
                                           incorporates intuitive user
                                           interface; for critical and general
                                           care and alternate site use.

    GEMINI                                Single, dual and four channel               Marketed since 1987.
                                           instruments with pump and
                                           controller capability; programmable
                                           drug delivery/dose calculations and
                                           pressure history; for use in all
                                           hospital and general medical
                                           surgical settings.





               PRODUCT                                 DESCRIPTION                               STATUS
--------------------------------------    ----------------------------------------    ------------------------------
    560/570 SERIES                        Single channel pump; for general care       Marketed since 1983 and 1990,
                                           use in the United States, and              respectively.
                                           general and critical care use in
                                           Europe.

    597/598/599 SERIES                    Single channel, multi-pump                  Marketed internationally
                                           configuration of reduced size and          since 1993.
                                           weight; used frequently for
                                           delivery of nutritional products;
                                           sold in Europe; for general care
                                           and alternate site use.

    MEDSYSTEM III                         Three channel pump; smallest and            Originally introduced in late
                                           lightest multi-channel pump                1980s by Siemens Infusion
                                           available; for critical care and           Systems, Ltd as MiniMed;
                                           emergency transport use.                   acquired by the Company in
                                                                                      1993. Introduced in Europe in
                                                                                      1998.

    ADVANTIS DL                           Large volume infusion pump for              Technology licensed from
                                           price-conscious consumers,                 Caesarea Medical Electronics
                                           primarily in emerging international        Ltd. Introduced in November 1998
                                           markets.                                   in French, German and English
                                                                                      versions.

    ORION                                 Modular infusion pump which can be          Under development; market
                                           configured as a one-to-four channel        introduction planned for late
                                           device, expected to result in lower        1999.
                                           operating cost and better asset
                                           utilization; for use in all
                                           hospital and critical care settings.

SYRINGE INFUSION PUMPS

    P1000, P2000, P3000, P4000            Syringe pump for critical and               Various models introduced
                                           non-critical care use outside the          between late 1980s and early
                                           United States.                             1990s.

    P7000                                 Syringe pump with advanced features         Marketed in Europe since 1996.
                                           for critical, non-critical and
                                           neonatal care use in markets
                                           outside the United States.

    P6000                                 Syringe pump using the P7000                Marketed in Europe since 1997.
                                           technology platform designed for
                                           the price-conscious consumer in
                                           markets outside the United States;
                                           for critical and non-critical care
                                           use.





               PRODUCT                                 DESCRIPTION                               STATUS
--------------------------------------    ----------------------------------------    ------------------------------
    TRISTAR                               Compact, lighter syringe pump with          Market introduction planned for
                                           modular mounting design which will         1999.
                                           connect to a docking station
                                           capable of displaying all infusion
                                           information centrally.  Designed
                                           for the international market.

    PCAM PUMP                             Syringe pump used in markets                 Marketed internationally since
    (PATIENT CONTROLLED ANALGESIA)         outside the United States that              1995.
                                           allows patients to control the
                                           delivery of pain medication.

AMBULATORY PUMPS

    READYMED                              Compact, lightweight and disposable         100 mL marketed in U.S. since
                                           ambulatory infusion pump designed          July 1992 and 50 mL and 250 mL
                                           for alternate site use.                    marketed in U.S. since 1993.

    RHYTHMIC                              Family of lightweight, self-                Agreement with Micrel Electronic
                                           contained portable pumps for               Applications Centre E.P.E signed
                                           PCA, intermittent and continuous           in second half of 1997. Marketed
                                           use at home in markets outside the         since September 1998.
                                           United States.

    PALISADE                              Ambulatory, electromechanical               Acquired from Invacare in May
                                           infusion pump for use in the               1998; U.S. market introduction
                                           alternate-site market.                     planned for late 1999.

DISPOSABLE ADMINISTRATION SETS            Proprietary and non-proprietary             Marketed worldwide.
                                           administration sets for use with
                                           each of the Company's existing and
                                           proposed infusion pumps.

NEEDLE-FREE ACCESS PRODUCTS

   SMARTSITE                              Needle-free, capless, latex-free            Marketed since 1996.
                                           infusion system intended to
                                           increase safety of patients and
                                           health care workers.

   VERSASAFE                              Needle-free infusion system component       Marketed since 1994 through a
                                           utilizing a blunt, plastic cannula         license agreement.
                                           combined with a split-septum "Y"
                                           site.



               PRODUCT                                 DESCRIPTION                               STATUS
--------------------------------------    ----------------------------------------    ------------------------------
PATIENT MONITORING

THERMOMETRY SYSTEMS

    TURBO TEMP                            Fast electronic thermometer; for            Market introduction planned for
                                           general hospital and alternate-site        mid 1999.
                                           use.

   TEMP-PLUS II                           Electronic thermometer for general          Marketed since mid-1980s.
                                           hospital and alternate site use.

   CORE-CHECK                             Infrared tympanic thermometer; for          Marketed since 1991.
                                           general hospital use.

   DISPOSABLE PROBE COVERS                Proprietary covers for use with each        Marketed since late 1980s.
                                           of the Company's existing and
                                           proposed thermometers.

OTHER PATIENT MONITORING PRODUCTS

   VITAL-CHECK (MODEL 4200)               Continuous monitoring model that            Marketed in the United States
                                           rapidly measures pulse, blood              since late 1980s.
                                           pressure and temperature; for
                                           general hospital use.

   VITAL-CHECK (MODEL 4400)               Multi-parameter non-invasive patient        Marketed in the United States
                                           monitor providing blood pressure,          since 1997 through a license
                                           pulse oximetry and temperature             agreement.
                                           monitoring.

CARDIOVASCULAR MONITORING PRODUCTS

   KING OF HEARTS EXPRESS II              Pager-sized, patient-activated              Introduced in the first
                                           looping memory cardiac event and           quarter of 1999.
                                           electrocardiograph recorder, using
                                           1-3 leads of ECG.  Capable of
                                           recording up to 60 cardiac events,
                                           which can be subsequently
                                           transmitted over a telephone line.
                                           Automatically records rhythms above
                                           or below user programmable heart
                                           rates.

   KING OF HEARTS EXPRESS                 Pager-sized, patient-activated              Marketed since 1992.
                                           looping memory cardiac event and
                                           electrocardiograph recorder;
                                           capable of recording up to 60
                                           cardiac events, which can be
                                           subsequently transmitted over a
                                           telephone line.




               PRODUCT                                 DESCRIPTION                               STATUS
--------------------------------------    ----------------------------------------    ------------------------------
   HEARTCARD                              Credit card-sized, patient-activated        Marketed since 1995.
                                           cardiac event recorder; capable of
                                           recording up to three cardiac
                                           events which can be subsequently
                                           transmitted over a telephone line.

PACEMAKER MONITORS

   CARRYALL TRANSMITTER                   Portable transmitter for recommended        Marketed since 1995.
                                           pacemaker follow-up; used in a
                                           patient's home to avoid unnecessary
                                           visits to physician's office.

LIFESIGNS HOME HEALTH CARE TELEMEDICINE SYSTEM

   LIFESIGNS SHUTTLE                      One-pound, portable, patient-worn           Marketed since the fourth
                                           vital signs monitor; programmable          quarter of 1997.
                                           to record up to 20 vital sign
                                           recordings, including blood-oxygen
                                           saturation and up to 12 leads of
                                           electrocardiograph data.

   LIFESIGNS COMMANDER                    Docking station used by patients to         Marketed since the fourth
                                           allow simultaneous data                    quarter of 1997.
                                           transmission from the LifeSigns
                                           Shuttle to the LifeSigns Central
                                           Station and voice interaction with
                                           the home health care provider; also
                                           provides non-invasive blood
                                           pressure measurements.

   LIFESIGNS CENTRAL STATION              Computerized patient management             Marketed since the fourth
                                           system operating in conjunction            quarter of 1997.
                                           with the LifeSigns Shuttle and the
                                           LifeSigns Commander to allow remote
                                           monitoring of patient vital signs;
                                           contains a patient database and
                                           displays medical profiles on-screen
                                           for expedient review and analysis
                                           by the home health care provider.

ALARIS INFUSION SYSTEMS

         LARGE VOLUME INFUSION PUMPS. The Company's large volume infusion pumps are either single or multi-channel and are used in both the general care and critical care settings. The Signature Edition family of infusion pumps includes a single channel and dual channel pump and is designed for use primarily in hospitals. The Signature Edition line of infusion pumps features cost-effectiveness, ease of use, reliability and innovative features, such as new safety features designed to minimize the chance of free flow. The Company has initiated a voluntary recall of its Signature
Edition infusion pumps to correct a malfunction of an electronic line filter component. Further, in November 1998, the Company issued a voluntary safety alert regarding the Signature Edition infusion pumps advising users to check for the proper installation of a spring in the pumping mechanism assembly. See "-Government Regulation - Product Regulation."

         The Gemini infusion pump series, which consists of single, dual and four channel pumps, is based on a flexible hardware and software technology platform. This technology platform has enabled the Company over time to offer incremental feature enhancements based on evolving customer needs. The Gemini series currently offers the following features: free flow protection (which the Company pioneered); independent channel operation; ability to switch from pump to controller mode without changing the disposable administration set; programmable to automatically taper-up and taper-down infusion rates to facilitate delivery of complex drug-dosing regimens; capability to operate in either micro mode (0.1 to 99.9 mL/hr) for use with neonatal patients, among others, or macro mode (1 to 999 mL/hr) for use with adult patients; drug dose calculation; pressure monitoring; pressure history and volume/time dosing; and nuisance alarm (alarms with no clinical significance) reduction. The Gemini PC-1 and PC-2 infusion pumps are currently subject to a voluntary recall initiated by the Company, and the PC-2T CE (220V) will be the subject of a mandatory field upgrade outside the U.S. The Company has also discovered certain electro-mechanical problems with its Gemini PC-4 infusion pumps and is evaluating ways to correct these problems. In each reported instance of this problem, the user has been alerted to the problem by audio and visual alarms. See "-Government Regulation - Product Regulation."

         The MS III instrument is a compact, lightweight, programmable, three channel, infusion pump used primarily in the critical care market and transport applications. The MS III predecessor product line was acquired from Siemens Infusion Systems, Ltd. in September 1993. Since that time, significant resources have been invested in the MS III pump. The Company believes that as a result of such investment, the MS III is one of the smallest, most versatile and most technologically advanced multi-channel pumps currently on the market.

         The Model 560/570 Series and the Model 597/598 Series are single channel peristaltic infusion pumps that offer cost-effective solutions for drug delivery in all settings.

         In May 1998 the Company acquired a license to manufacture, market and sell the Advantis DL large volume infusion pump, which is marketed primarily for price-conscious consumers in emerging international markets. The Company will market and sell the pump through existing distribution channels.

         The Company is also in the process of developing the Orion product, a modular infusion system, which can be configured as a one-to-four channel device, and is the basis for its next generation of infusion pumps. In addition to all of the features available on the Gemini series, the Orion product will incorporate advanced programming capabilities in a smaller infusion pump that is simpler to operate. A modular, building-block design is intended to allow the user to configure the various features of the modular infusion pump to specific situations and is expected to result in lower cost operation and better asset utilization.

         SYRINGE PUMPS. The Company offers syringe pumps, which are small-volume fluid delivery systems used in neonatal care, oncology, anesthesia, critical care and labor and delivery. While these infusion pumps represent a relatively small portion of the industry installed base in the United States, such pumps are widely used in Europe, where they constitute approximately 60% of the infusion pump market. Syringe pumps are more widely used in Europe because of the general practice of European doctors to administer medications in smaller volumes of fluid. The Company believes that it is one of the two largest suppliers of syringe pumps in Western Europe, with a number one or number two installed base market share in eight countries and the number three installed base market position in Germany.

         The Company's PCAM patient controlled analgesia infusion pump allows patients to control the delivery of pain medication. Designed for general care settings, the PCAM syringe infusion pump is one of the most advanced patient controlled analgesia infusion pumps on the European market today, with pre-programmed and user programmable drug delivery protocols, comprehensive patient history logging and an ergonomically designed handset with status indicator. The Company has initiated a mandatory field upgrade of its P-1000, P-2000, P-3000 and P-4000 syringe pumps because under certain circumstances a rate change can occur. See "-Government Regulation - Product Regulation."

         The Company's syringe pump product line also includes the P7000 syringe pump which has been available internationally since 1996 and the P6000 syringe pump which was introduced to the European Market during the second quarter of 1997. The Company recently received a 510(k) premarket notification clearance ("510(k)") of the P7000 syringe pump with the United States Food and Drug Administration (the "FDA"). Designed for critical, non-critical and neonatal care settings, the P7000 offers several advanced features, including an automatic dose rate calculator; a pre-programmable drug menu; a range of pre-programmed infusion administration protocols; and an automatic pressure reduction capability in response to administration set occlusions. The P6000 syringe pump, which is based on the P7000 syringe pump technology platform, is designed for use in critical and non-critical care settings by the price conscious consumer.

         AMBULATORY PUMPS. The ReadyMED pump is a compact, lightweight disposable pump for the intravenous administration of antibiotics in the alternate-site market. The ReadyMED is designed to offer a number of advantages over drug delivery systems currently in use for this purpose. Traditional systems require the patient to attach a small bag and tubing set, through which the antibiotics are administered, to a catheter placed in the patient's circulatory system. Since traditional systems are gravity driven, the bag must remain on an intravenous solution pole during infusion, thereby restricting the patient's movement. The ReadyMED pump is available in 50 mL, 100 mL and 250 mL sizes, allowing infusion to be initiated when the patient simply opens a clamp. In addition, since the ReadyMED pump is small and uses positive pressure, the patient is able to carry the device in a pocket or wear it on a belt. The Company sells the ReadyMED pump through its alternate-site sales force and distribution network.

         In May 1998, the Company acquired from Invacare the Palisade pump, a multi-therapy, ambulatory infusion pump along with a broad range of accessories and intravenous disposables for use in the ambulatory infusion market. These products have been developed specifically for home care applications and will be distributed by the Company's alternate-site sales force.

         DISPOSABLE ADMINISTRATION SETS. Disposable administration sets consist of a plastic pump interface and tubing and have a variety of features, such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple entry ports for injecting medication and delivery of more than one solution. Components such as burettes and filters may also be added for critical drugs or special infusion. In addition, many of the Company's disposable administration sets offer protection features designed to prevent free flow. Each of the Company's current large volume infusion pumps uses only disposable administration sets designed by the Company for that particular pump.

         NEEDLE-FREE ACCESS PRODUCTS. There is increasing pressure by regulatory agencies, such as the Occupational Safety and Health Administration ("OSHA") and the FDA, for more stringent control of needles in hospitals. OSHA requires that hospitals must put in place systems to reduce the potential for accidental needlesticks. The FDA recommends using needle-free systems or protected needle systems to replace hypodermic needles for accessing intravenous lines. The Company's needle-free access products are designed to permit access to the Company's disposable administration sets without the use of needles, thus reducing the potential for accidental needlesticks. The VersaSafe system utilizes a blunt, plastic cannula combined with a split-septum "Y" site. The Company has a non-exclusive license, which expires in May 2003, to the VersaSafe system which was a cooperative development effort of IMED, Elcam

Plastic of Israel and Medical Associates Network. The Company's latest needle-free access product, the SmartSite needle-free system, offers a fully integrated, cost effective design and eliminates the need for separate caps and additional cannula components. The SmartSite needle-free system is latex-free and therefore reduces the risk of exposure of patients and health care workers to latex which can cause severe allergic or anaphylactic shock reactions. The Company's needle-free access products have received strong interest from customers and provide the Company with an opportunity to increase revenues in what has previously been a commodity market.

         ALARIS PATIENT MONITORING PRODUCTS. Patient monitoring instruments are used to measure temperature, pulse, blood pressure, and other vital signs. Instruments sold in this market have varying levels of technological sophistication and are used in a variety of diagnostic and health care settings. The Company competes in two key niches: hospital thermometry systems and stand-alone, non-invasive, multi-parameter patient monitoring products.

         THERMOMETRY. The Company is a leader in hospital thermometry systems, which consist of thermometers and disposable probe covers, and maintains a strong position in both the United States and Western Europe. The Company's primary product is an electronic thermometer which is widely used in hospitals and alternate-site settings. The Company is currently launching Turbo Temp thermometer, an improved cost-effective and technologically advanced electronic thermometer designed to provide a faster temperature reading. The Company also manufactures and markets the CoreoCheck system, a thermometer that measures temperature by detecting the emission of infrared energy in the ear. In the infrared market, the Company believes it is the second largest participant. The only disposable probe covers which can be used with the Company's thermometry instruments are those manufactured by the Company.

         OTHER PATIENT MONITORING PRODUCTS. The Company also produces stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, pulse-oximetry, temperature and blood pressure.

         In January 1997, the Company entered into two agreements with Criticare Systems, Inc., ("Criticare") a manufacturer of patient monitoring systems and non-invasive sensors for use in the hospital and alternate-site markets. Under these agreements, Criticare obtained the right to use the Company's electronic thermometry technology in certain monitoring systems to be manufactured and distributed by both Criticare and the Company. The Company also obtained exclusive distribution rights to certain of these monitoring systems in the United States hospital market and in all Canadian markets. The first of these exclusive systems is the VitaloCheck 4400, which provides non-invasive blood pressure, pulse oximetry and temperature monitoring.

         CUSTOMER SERVICE. The Company provides repair service for its products at its facilities in San Diego or on-site at the customer's facilities through third-party contractors. Customers may elect to enter into service agreements or to receive service on a time and materials basis. The Company also trains customers as to the use of its products and maintains a technical support help-line to answer customers' questions. In addition, the Company maintains its parts inventory at levels which enable it to deliver critical supplies immediately and minimize back-ordered products. The Company believes that the availability of such services is important for maintaining strong customer relations.

MARKETING AND SALES

         The Company has historically focused its sales efforts on the hospital market. In response to the industry shift toward health care delivery outside of the hospital, the Company has recently begun to expand its selling efforts and products to the alternate-site market. The Company's sales strategy emphasizes increasing instrument placements and the number of units installed in order to increase sales of its proprietary disposable administration sets and probe covers. Sales representatives work closely with on-site primary decision makers, which include physicians, pharmacists, nurses, materials managers, biomedical staff and administrators. The Company has over 5,000 hospital customers worldwide and sells its products through a combined direct sales force consisting of over 230 salespersons and through more than 150 distributors.

         In January 1997, the Company entered into a five-year sole-source supply contract with Premier Purchasing Partners, L.P. ("Premier"), an affiliate of Premier, Inc., the nation's largest healthcare alliance GPO, for tympanic and electronic thermometry instruments and related proprietary disposable probe covers. Under this agreement, Premier agreed to purchase 80% of its needs for such products from the Company. In addition, in March 1997, the Company entered into a five-year dual source supply agreement with Premier for the purchase of large volume infusion pumps and associated disposable administration sets.

         In December 1997, the Company and Tenet Healthcare Corporation ("Tenet") entered into a ten-year, sole-source agreement for intravenous infusion pumps and associated IV disposables. In addition, the Company is named as one of two approved sources by Tenet for needle-free IV sets and components. The Company also has supply agreements with other leading GPOs, including Novation, Inc., Amerinet, Inc. and Medecon Services, Inc.

         The Company's domestic marketing efforts are supported by a staff of nurses and pharmacists who consult with customers, providing ongoing clinical support in the evaluation, installation and use of the Company's products. The Company believes its sales force in the United States and internationally plays a key role in the effective introduction of new products.

         No single account is material to the business or operations of the Company.

INTERNATIONAL OPERATIONS

         The Company markets products in approximately 120 countries through its direct sales force and distributors. The primary markets for the Company's products outside the United States are Western Europe, Canada and Australia. The Company also has a developing position in Asia and Latin America. The principal products sold by the Company outside the United States are large volume and syringe infusion pumps and related disposable administration sets. The Company has manufacturing operations in England and Mexico. The Company has also contracted with a number of foreign manufacturers to provide certain of its sourcing needs. The following table sets forth, for each period presented, the approximate amount of sales made to customers by each business unit over the last three fiscal years:

                                                                  1996(1)         1997            1998
                                                                ---------       --------       ---------
                                                                          (DOLLARS IN MILLIONS)
         North America........................................  $   236.0       $  240.5       $   246.7
         International........................................      110.3          118.6           125.0
         Instromedix..........................................          -              -             8.4
                                                                ---------       --------       ---------
              Total Sales.....................................  $   346.3       $  359.1       $   380.1
                                                                ---------       --------       ---------
                                                                ---------       --------       ---------

-------------------------
(1) Presented on a pro forma basis. Exclusive of the Merger, sales to customers in North America and internationally were $105.6 million and $30.8 million during the year ended December 31, 1996.

         The Company believes that sales of products to customers outside of the United States represent a significant potential source of growth. Foreign operations are subject to special risks that can materially affect the sales, profits and cash flows of the Company, including currency exchange rate devaluations and fluctuations, the impact of inflation, exchange controls, labor unrest, political instability, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, potentially adverse tax consequences and other risks. Changes in certain exchange rates could have an adverse effect on the Company's ability to meet interest and principal obligations with respect to its United States dollar-denominated debt and could also have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

MANUFACTURING

         The Company is focusing on low-cost manufacturing and manufactures its products at plants in San Diego, California; Creedmoor, North Carolina; Tijuana, Mexico; and Hampshire, England. In February 1999 the Company announced its plans to relocate the Instromedix operations, including manufacturing of Instromedix products, from Hillsboro, Oregon to San Diego. The San Diego facility is the primary manufacturing facility for infusion pumps and patient monitoring instruments and also houses a service operation for installed infusion pumps and patient monitoring instruments. The Creedmoor facility houses a portion of the current disposables operations and is a distribution center for North American disposable finished products. Product release from sterilization is done in San Diego and Creedmoor. The Tijuana facilities primarily focus on the manual assembly of disposables, and the Hampshire facility focuses on the manufacturing of syringe pumps and Advantis which are sold primarily to the international market. Disposable products for international markets are currently supported through a number of foreign manufacturers.

         The Company has designed and implemented an integrated network of quality systems, including control procedures that are planned and executed by technically-trained professionals. Through these systems, the Company has established written specifications for raw materials, packaging, labels, sterilization and overall manufacturing process control. A substantial number of raw materials require certificates of analysis to help ensure that finished products conform to specifications. In addition, the Company regularly tests components and products at various stages of the manufacturing process to ensure compliance with applicable specifications.

         The Company purchases raw materials worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available and the Company has not experienced any serious shortages or material delays in obtaining these materials. In some situations, the Company has long-term supply contracts, although the Company purchases a significant amount of its requirements of certain raw materials by purchase order. Although the Company is generally not dependent upon any single source of supply, it relies upon a limited number of suppliers for circuit boards and other parts which are used in certain of its infusion systems. The loss of any such supplier would result in a temporary interruption in the manufacturing of the Company's products. The Company believes, however, that these materials are available as needed from alternative sources.

RESEARCH AND DEVELOPMENT

         The Company believes that a well-targeted research and development program constitutes an essential part of the Company's activities and is an integral part of its future success. The Company is actively engaged in research and development programs to develop and improve products. These activities are performed in the United States and, to a lesser extent, in the United Kingdom. For the year ended December 31, 1998, the Company expended approximately $20.1 million on in-house research and development. Substantially all of such amount was dedicated to the development of new products.

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

         The Company's policy is to secure patent protection for significant inventions. The Company holds approximately 239 unexpired patents in the United States and approximately 400 unexpired patents in foreign countries, principally in Europe, Canada, Japan and Australia. The Company has 18 additional applications pending or in preparation in the United States and 395 foreign applications pending. Within the next ten years, approximately 142 of the Company's United States patents and approximately 218 of the Company's foreign patents will expire. The Company does not believe that the expiration of any such patents will, individually or in the aggregate, have a material adverse effect on the business, financial condition, results of operations, or prospects of the Company.

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

         The United States patent code was recently amended. As a result, certain statutory remedies for patent infringement are no longer available for a medical practitioner's otherwise infringing performance of a medical activity. As defined in the United States patent code, a patent may not be enforced against a medical practitioner's performance, or the performance of a related health care entity of a "medical activity" which is defined as the performance of a medical or surgical procedure on a body. However, a "medical activity" does not include "the use of a patented machine, manufacture or composition of matter in violation of such patent." Hence, remedies are still available against manufacturers and distributors. The aforesaid amendment does not apply to patents issued before September 30, 1996.

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

COMPETITION

         The Company faces substantial competition in all of its markets. Many of the Company's competitors have greater financial, research and development and marketing resources than the Company. Some of the Company's principal competitors are able to offer volume discounts based on bundled purchases of a broad range of their medical equipment and supplies. The Company intends to improve its competitive position in this area by internal developments and seeking acquisitions or alliances that will allow or enhance its own bundles of devices and instruments. The Company expects the trend toward volume discounts to continue in the future. The Company believes that the competitive factors most important in its markets are quality of products and services, technological innovation and price.

         The primary markets for the Company's products are relatively mature and highly competitive. Major competitors in this market include Baxter International, Inc., Abbott Laboratories, Inc. and McGaw. The Company's success is therefore dependent on the development of new infusion technologies and products and the development of other markets for its products. The Company's older infusion therapy product lines have experienced declining sales and market share recently, primarily due to competitors who offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies, as well as to the aging of the Company's core products. The Company's introduction of new products may offset future declines in sales and market share. There can be no assurance, however, that new products will be successfully completed or marketed for sale, will not necessitate upgrades or technical adjustments after market introduction, can be manufactured in sufficient volumes to satisfy demand, or will offset declines in sales and market share experienced with respect to existing products. See "--Products and Services."

         The European infusion systems market is much more regionalized and fragmented, with a few strong competitors in each regional market. Major competitors encountered in several markets include Graseby, Fresenius and B. Braun Melsungen AG. The Company is among the leaders in a number of Western European markets, with a number one or number two installed base market share in eight countries and the number three installed base market share in Germany. The Western European countries in which the Company has a number one or number two installed base market share are France, Norway, Sweden, the United Kingdom, Belgium, the Netherlands, Spain and Italy.

         The patient monitoring products market is fragmented by product type. The Company's key competitor in the United States electronic thermometer market is Welch Allyn, Inc. (f/k/a Diatek, Inc.) and its key competitor in the infrared thermometer market is Sherwood.

GOVERNMENT REGULATION

         PRODUCT REGULATION. The research, development, testing, production and marketing of the Company's products are subject to extensive governmental regulation in the United States at the federal, state and local levels, and in certain other countries. Non-compliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil penalties or fines and criminal prosecution and/or dues for repair and/or refund.

         The United States FDA regulates the development, production, distribution and promotion of medical devices in the United States. Virtually all of the products being developed, manufactured and sold by the Company in the United States (and products likely to be developed, manufactured or sold in the foreseeable future) are subject to regulation as medical devices by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), a medical device is classified as a Class I, Class II or Class III device. Class I devices are subject to general controls, including registration, device listing, recordkeeping requirements, labeling requirements, "Quality Systems Regulation" ("QSR" as defined in FDA Quality System regulations) prohibitions on adulteration and misbranding, and reporting of certain adverse events ("MDR"). In addition to general controls, Class II devices may be subject to special controls that include notification and could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. New Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive preclinical and clinical testing to prove safety and effectiveness of the devices.

         Virtually all of the Company's products are Class II devices. The Company is currently developing and manufacturing a Class III device for a third party. This device is pending Premarket Approval Application ("PMA"). Unless otherwise exempt, all Class II and Class III medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure a 510(k) or a PMA. A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent because it has the same intended use and the same technological characteristics as another legally marketed medical device that was on the market prior to May 28, 1976 or to a product that has previously received a 510(k) and is lawfully on the market ("predicate device"), or if it has different technological characteristics if it is demonstrated that the device is as safe and effective as the predicate device and raises no new safety or efficacy questions. In general, if a product is not substantially equivalent to a predicate device, and not otherwise exempt, the FDA must first reclassify the device or approve a PMA before it can be marketed. An approved PMA indicates that the FDA has determined the product has been demonstrated, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year from submission and requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) currently takes, on average, approximately six months from the date of submission. However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. The 510(k) must include submission of supporting information, including design details and labeling, and may be required to contain safety and efficacy data. Product modifications intended to be made to a cleared device or new product claims also may require submission and clearance of a new 510(k) application or submission and approval of a PMA, during which time the modified product cannot be distributed in interstate commerce. Although there can be no assurance, the Company believes that its proposed products under development will qualify for the 510(k) procedure.

         As part of its normal course of business, the FDA regularly conducts investigations for cause regarding the safety or efficacy of medical products, including those manufactured by the Company, which may result in the Company's inability to market a particular device or cause the Company to need to generate additional data to support submissions for market clearance. Future products developed by the Company may require FDA clearance through either the 510(k), PMA, new drug approval application procedures or abbreviated new drug approval application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

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

         The Company has received ISO 9001 or ISO 9002 certification for all of its manufacturing facilities regarding the quality of its manufacturing systems, a requirement for doing business in EC countries. The Company has been granted approval to affix the CE mark, pursuant to the EC Medical Device Directives, on substantially all of its products. Products not CE marked cannot be distributed in the EC after June 16, 1998. CE marking does not necessarily preclude, however, additional restrictions on marketing in any individual country in the EC.

         The Company's products are subject to varying degrees of government regulation in the countries in which the Company has operations, and the general trend is toward regulation of increasing stringency. The degree of government regulation affecting the Company varies considerably among countries, ranging from stringent design, testing, manufacturing, approval requirements, and post-approval requirements to more simple registration. In general the Company has not encountered material delays or unusual regulatory impediments in marketing its products internationally. Establishment of new uniform regulations for the European Economic Area, the transition rule for which ended on June 16, 1998, subjects the Company to a single extensive regulatory scheme for all of the participating countries. The EU Medical Device Directive requires that medical devices marketed in participating countries have a "CE" mark affixed to the device certifying compliance with the applicable medical device requirements. The Company is required to classify its medical devices into one of four classes; meet certain essential requirements generally relating to device design, construction, labeling, manufacture and other standards; certify, for Class I devices, or in the case of a medium or high risk device, obtain certification from a recognized non-governmental body (notified body) that its device conforms to the applicable requirements. In addition, other regulatory requirements apply, including but not limited to registration, vigilance or adverse event reporting, recordkeeping, and labeling and promotional restrictions. Companies and medical devices in the EU are also subject to enforcement actions, including administrative, civil and criminal penalties.

         Certain countries require the Company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain countries impose product specifications, standards or other requirements which differ from or are in addition to those mandated in the United States. The EC and certain countries are in the process of developing new modes of regulating medical products which may result in lengthening the time required to obtain permission to market new products. These changes could have a material adverse effect on the Company's ability to market its products in such countries and would hinder or delay the successful implementation of the Company's planned international expansion.

         The Company is registered as a medical device manufacturer with the FDA and certain state agencies. These agencies inspect the Company periodically to determine whether the Company is in compliance with the FDC Act and regulations, including regulations relating to MDR reporting, product labeling and promotion, and medical device QSRs governing design, manufacturing, testing, quality control, product packaging and storage practices. An inspection may result in a determination that the

Company is not in compliance with certain FDA or state requirements, may require the Company to undertake corrective action, and could result in legal action against the Company and its products, including actions such as those described herein. The FDA has recently revised the QSR regulations. These revised regulations include new requirements such as design control, which may increase the cost of regulatory compliance for the Company. The MDR regulations promulgated by the FDA require the Company to provide information to the FDA on certain malfunctions, as well as serious injuries or deaths which may have been associated with the use of a product. The EC Medical Device Directives also require reporting of serious injuries or deaths which may be associated with the use of a medical device to the competent authority in the country where the incident occurred.

         A determination that the Company is in material violation of the FDC Act or such FDA regulations could lead to the issuance of warning letters, imposition of civil or criminal sanctions against the Company, its officers and employees, including fines, recalls, repair, replacement or refund to the user of the cost of such products. In addition, if the FDA believes any of the Company's products violate the law and present a potential health hazard, the FDA could seek to detain and seize products, to require the Company to cease distribution and to notify users to stop using the product. The FDA could also seek criminal sanctions or seek to close some or all of the Company's manufacturing facilities. Such actions could also result in an inability of the Company to obtain additional market clearances. Since 1994, the Company has on seventeen occasions temporarily removed products from the market or issued safety alerts regarding products that were found not to meet performance standards. None of such recalls materially interfered with the Company's operations and all such affected product lines, except the Model 599 Series infusion pumps (as noted below), were subsequently returned to the market. One such product recall, a recent voluntary recall related to the Company's Signature Edition infusion pumps, was recently closed by the FDA, however, the FDA could take further regulatory action against the Company, including actions such as those described above. The Signature Edition infusion pumps were recalled because of an unacceptable level of malfunction alarms due to less than expected reliability of their pressure monitoring systems. The user of these pumps is notified of such malfunction alarms by both a continuous audible signal and a visual message. Without charge to its customers, the Company has completed the upgrade and replacement of the current pressure monitoring system contained in certain of the infusion pumps included within the Signature Edition product line. This recall was completed at the end of the second quarter of 1997. In addition, a voluntary recall of approximately 645 Gemini PC-1 infusion pumps (limited to distribution outside the United States) was initiated by the Company in June 1996. The Company has completed required modifications and was recently notified that this recall has been closed with the FDA.

         In the first quarter of 1997 the Company identified and in March 1998 initiated a voluntary recall of approximately 50,000 of its Gemini model PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which can cause the battery to overheat. Such overheating could result in product failure and discharge of hydrogen gas which may accumulate within the instrument's case. As an interim measure, the Company has advised its customers of simple precautions that can be taken to minimize the potential for an adverse incident pending completion of the recall. The Company is not aware of any injuries sustained in known battery overcharging incidents. The Company recorded a charge of $2.5 million to cost of sales during the first quarter of 1997 for this recall and believes it has adequately accrued for this matter. However, there can be no assurance that this recall can be implemented for an amount consistent with management's estimate.

         The Company has initiated a voluntary safety alert of its Model 597/598 and Model 599 Series infusion pumps. The Company discontinued selling the Model 599 Series infusion pumps in March 1997. The safety alert advises customers to inspect and, if necessary, make an adjustment to the infusion pump in order to prevent misloading of disposable administration sets.

         The Company initiated a voluntary recall of certain MS III disposable administration sets affecting 44,000 units. This recall advised the user to return the affected product for replacement. The sets were recalled due to a low level assembly defect which could result in reverse flow.

         The Company has initiated a voluntary recall of its Signature Edition infusion pumps to correct a malfunction of an electronic line filter component (which malfunction may occur when a user fails to follow the Company's written cleaning instructions and can result in an electrical short). Further, in November, 1998, the Company initiated a voluntary safety alert regarding the Signature Edition infusion pumps advising to check for the proper installation of a spring in the pumping mechanism assembly. In the third quarter of 1998, the Company initiated a recall of its Gemini PC-4 pumps to correct certain electro-mechanical problems which may cause one or more channels of the device to audibly and visibly alarm and temporarily cease operation. The Company is not aware of the occurrence of any injury incidents relating to a malfunction of this type. The Company has also initiated a mandatory field upgrade of its P-1000, P-2000, P-3000 and P-4000 syringe pumps because under certain circumstances a rate change can occur. In April 1999, the Company will initiate a mandatory field upgrade of the Gemini PC-2T CE 220V product, distributed only in certain countries outside the U.S., for failure to audibly alarm when a certain type of failure occurs.

         Although there can be no assurance, the Company believes that the voluntary recalls, Safety Alerts, recalls and field upgrades, along with adjustments and corrections that may be made to various Company products from time to time as an ordinary part of the business of the Company, will not have a material adverse effect on the business, financial condition, results of operation or cash flows of the Company.

         The Company's manufacturing facilities in San Diego have been licensed by the State of California Department of Health Services, Food and Drug Branch, under the applicable GMP and other regulations.

         ANTI-REMUNERATION LAWS. The sale of the Company's products is subject to the illegal remuneration/"anti-kickback" provisions of the Social Security Act of 1935, as amended (the "Social Security Act"), which prohibits knowingly and willfully the offering, receiving or paying of any remuneration, whether directly or indirectly, in return for inducing the purchase of items or services, or patient referrals to providers of services, for which payment may be made in whole or in part by Medicare, Medicaid or other federally funded health care programs. Violations of the statute are punishable by civil and criminal penalties and the exclusion of the provider from future participation in other federally funded health care programs. The Social Security Act contains exceptions to these prohibitions for, among other things, properly reported discounts, rebates and payments of certain administrative fees to GPOs. Because of the breadth of the statutory prohibitions, the lack of court decisions or other authority addressing the types of arrangements that are permissible under the law and the narrowness of statutory exceptions, the Secretary of Health and Human Services published regulations creating "safe harbors" identifying certain practices that will not be treated as violating the "anti-kickback" provisions of the Social Security Act. While failure to satisfy all of the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, engaging in a business practice for which there is a safe harbor may be regarded as suspect if the practice fails to meet each of the prescribed criteria of the appropriate safe harbor. The enumerated safe harbors include safe harbors which implement, and further refine, the statutory exceptions for discounts and payments to GPOs. Because the Company sells some of its products to customers at prices below list price and in various combinations, the Company is engaged in giving discounts within the meaning of the Social Security Act. The regulations require sellers to fully and accurately report all discounts and inform buyers of their obligations to report such discounts. The Company also pays administrative fees to certain purchasing agents within the meaning of the Social Security Act. In order to qualify for the GPO safe harbor, certain requirements must be met including disclosure of the existence of the GPO fee arrangement to GPO members and that members are neither wholly owned by the GPO nor subsidiaries of a parent corporation that wholly owns the GPO. Certain of the Company's discounts and arrangements with purchasing agents may not meet all the requirements of the appropriate safe harbors.

         Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare, Medicaid or other state or federal health care program payment may be made. A finding of non-compliance with these anti-remuneration laws by federal or state regulatory officials, including non-compliance with appropriate safe harbors, could have a material adverse effect on the Company.

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

         ENVIRONMENTAL MATTERS. The Company is subject to regulation by OSHA, the Environmental Protection Agency ("EPA") and their respective state and local counterparts, and under extensive and changing foreign, federal, state and local environmental standards, including those governing the handling and disposal of solid and hazardous wastes, discharges to the air and water, and the remediation of contamination associated with releases of hazardous substances. Such standards are imposed by, among other statutes, the Toxic Substances Control Act, the Clean Air Act, the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Although there can be no assurances, the Company believes that it is currently in material compliance with current environmental standards. Nevertheless, the Company uses hazardous substances in its day-to-day operations and, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

         The Company has made, and will continue to make, expenditures to comply with current and future environmental standards. Although no material capital or operating expenditures relating to environmental controls are anticipated, there can be no assurance that changes in, additions to, or differing interpretations of statutory and regulatory requirements will not require material expenditures in the future.

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

         In relation to the Caldwell Systems site, the Company has agreed to enter into a DE MICROMIS administrative order on consent with the EPA and a group of PRPs, settling its potential liability for past and future response costs associated with the site. Under the consent order, the Company will receive a covenant not to sue by the EPA and by other PRPs entering into the consent order, and protection under CERCLA against contribution actions for matters addressed by the consent order.

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

EMPLOYEES

         As of February 28, 1999, the Company employed 2,716 people including 1,167 in the United States. The Company has not experienced any work stoppages related to employment matters other than in connection with a contract dispute with Cal Pacifico.

         Cal Pacifico was the operator of the Company's two maquiladora assembly plants in Tijuana, Mexico. For over eight years, the Company assembled disposable administration sets at these two plants, which utilized more than 1,200 workers employed by Cal Pacifico, under a contract with Cal Pacifico. A dispute originated in April 1997 when the Company, in accordance with the terms of such contract, informed Cal Pacifico that it would be terminating its contractual arrangements effective August 1, 1997. Cal Pacifico objected to such notification and proposed the systematic termination of the workforce. In response to such objection, the Company on June 6, 1997 hired substantially all of the workers at the plants directly. On June 11, 1997, Cal Pacifico locked the Company's administrative personnel and production employees out of the plants and would not allow the Company access to its production equipment or inventory. On June 26, 1997, the Company entered into a settlement agreement with Cal Pacifico. As a result of the settlement agreement, the assembly plants resumed full operations on June 27, 1997. The Company now directly operates these plants with no assistance from or interaction with Cal Pacifico.

         ALARIS Medical's operations are supported by persons employed by ALARIS Medical Systems and its subsidiaries. The Company's principal executive offices are located at 10221 Wateridge Circle, San Diego, California 92121.

ITEM 2.    PROPERTIES

         The Company has long-term leases on substantially all of its major facilities. The Company maintains an instrument manufacturing facility in San Diego, California where infusion pumps and patient monitoring instruments for both the North America and International business units are manufactured. The Company also maintains a facility in Hampshire, England where syringe pumps and the Advantis pump, products marketed for countries outside of the United States, are manufactured. The manufacturing facility for the Instromedix operating unit is located in Hillsboro, Oregon. In February, 1999 the Company announced its plans to relocate the Instromedix operations, including manufacturing of Instromedix products, to San Diego. Disposable administration set manufacturing facilities for the North America and International business units are located in Creedmoor, North Carolina and Tijuana, Mexico. The disposable manufacturing facility in Creedmoor, North Carolina is owned by the Company. The disposable manufacturing facilities in Tijuana, Mexico are maintained under one year lease agreements.

         The Company's principal International sales offices are maintained under long-term leases in England, Germany, Spain, France, Sweden, Belgium, The Netherlands, Italy, Norway and Australia. The North American sales office for Canada is also maintained under a long-term lease.

         The Company's principal offices are located in San Diego, California and its International headquarters are located in Hampshire, England. These facilities are maintained under long-term lease arrangements.

ITEM 3.    LEGAL PROCEEDINGS

         The Company was a defendant in a lawsuit filed in June 1996 by Sherwood Medical Company (d/b/a Sherwood, Davis & Geck) ("Sherwood") against IVAC Medical Systems. The lawsuit was filed in the United States District Court for the Southern District of California, alleging infringement of two Sherwood patents by reason of certain activities including the sale by IVAC Medical Systems of disposable probe covers for use with the Company's infrared tympanic thermometers. The lawsuit sought injunctive relief, treble damages and the recovery of costs and attorney fees. The jury failed to reach a verdict in this litigation and the Court has declared a mistrial. Sherwood has asked the Court for a retrial, which is tentatively scheduled for August, 1999. The Company believes it has sufficient defenses to all claims by Sherwood, including the defenses of noninfringement and invalidity and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition, and cash flows.

         The Company is a defendant in a lawsuit filed on April 20, 1998 and served on October 28, 1998, by Becton Dickinson and Company ("Becton") against ALARIS Medical Systems, Inc., which alleges infringement of a patent licensed to Becton by reason of certain activities, including the sale of the Company's SmartSite needle-free system. Becton has requested a permanent injunction enjoining the Company from infringing the patent in suit. No amount of monetary damages has been specified by Becton, however the complaint requests damages as appropriate and all gains, profits and advantages derived by or from the Company's infringement of the patent, as well as prejudgment interest, costs, expenses and reasonable attorney's fees. The Company believes it has sufficient defenses to all claims, and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Becton and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows. In addition, the Company filed a lawsuit on December 4, 1998 against Becton. The lawsuit, which is pending in the United States District Court for the Southern District of California, alleges infringement of two patents, one owned by the Company and one licensed to the Company, by reason of certain activities, including the sale of Becton's Atrium needle-free valve. The lawsuit seeks injunctive relief, damages and the recovery of costs and attorney fees.

         The Company is also involved in a number of legal proceedings arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's business, financial condition, results of operations or prospects of the Company. The Company maintains insurance coverage against claims in an amount which it believes to be adequate.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCK-HOLDER MATTERS

         The Common Stock was listed and traded on the American Stock Exchange under the symbol ALRS through June 9, 1997. Beginning June 10, 1997, the Common Stock listing and trading was moved to NASDAQ. The following table sets forth the high and low reported sale prices for the Common Stock as reported by the stock exchanges for the quarters indicated, based on daily closing prices.

                                                                                           HIGH          LOW
                                                                                          ------        ------
1997:
    First Quarter.......................................................................  5-3/4         3-11/16
    Second Quarter......................................................................  4-7/8         2-7/8
    Third Quarter.......................................................................  4-3/4         3-1/16
    Fourth Quarter......................................................................  6-3/4         4-1/8

1998:
    First Quarter.......................................................................  5-9/16        4-1/8
    Second Quarter......................................................................  7-11/32       4-1/2
    Third Quarter.......................................................................  6-15/16       3-1/4
    Fourth Quarter......................................................................  7-1/2         3

         At March 11, 1999, there were 482 holders of record of the Common
Stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data of ALARIS Medical at December 31, 1994, 1995, 1996, 1997 and 1998, and for the years then ended, have been derived from ALARIS Medical's annual financial statements including the consolidated balance sheet at December 31, 1997 and 1998 and the related consolidated statement of operations for the three-year period ended December 31, 1998 and notes thereto which appear elsewhere herein.

                                                                      YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                  1994          1995          1996          1997          1998
                                               ---------     ----------    ----------    ----------     ----------
                                                  (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Sales....................................   $ 112,122     $  112,551    $  136,371    $  359,077     $  380,068
   Cost of sales............................      65,590         63,219        78,616       188,340        191,232
                                               ---------     ----------    ----------    ----------     ----------
   Gross margin.............................      46,532         49,332        57,755       170,737        188,836
   Total operating expenses (1).............     (33,941)       (34,614)     (105,614)     (142,806)      (165,150)
   Lease interest income (2)................       2,449          2,333         2,501         4,559          4,599
                                               ---------     ----------    ----------    ----------     ----------
   Income (loss) from operations............      15,040         17,051       (45,358)       32,490         28,285
   Interest income..........................          77            192         1,193           532          1,134
   Interest expense.........................      (8,690)        (8,153)      (13,393)      (44,413)       (48,658)
   Debt conversion expense (4)..............           -              -       (10,000)            -              -
   Other income (expense), net..............       1,136            313         1,222        (1,535)        (1,100)
                                               ---------     ----------    ----------    ----------     ----------
   Income (loss) before income taxes,
      minority interests and extraordinary
      item .................................       7,563          9,403       (66,336)      (12,926)       (20,339)
   (Provision) benefit for income taxes ....      (1,886)         9,374           730         3,300         (4,100)
   Minority interests in consolidated
      subsidiaries..........................           -         (6,500)            -             -              -
                                               ---------     ----------    ----------    ----------     ----------
   Income (loss) before extraordinary
      item..................................       5,677         12,277       (65,606)       (9,626)       (24,439)
   Dividends and accretion on mandatorily
      redeemable preferred stock............         874            650           962             -              -
                                               ---------     ----------    ----------    ----------     ----------
   Income (loss) applicable to common
      stock before extraordinary item.......   $   4,803     $   11,627    $  (66,568)   $   (9,626)    $  (24,439)
                                               ---------     ----------    ----------    ----------     ----------
                                               ---------     ----------    ----------    ----------     ----------
   Income (loss) per common share before
      extraordinary item assuming
      no dilution (3).......................   $     .34     $      .75    $    (3.27)   $     (.16)    $     (.42)
                                               ---------     ----------    ----------    ----------     ----------
                                               ---------     ----------    ----------    ----------     ----------
   Income (loss) per common share before
      extraordinary item assuming
      dilution (3)..........................   $     .23     $      .38    $    (3.27)   $     (.16)    $     (.42)
                                               ---------     ----------    ----------    ----------     ----------
                                               ---------     ----------    ----------    ----------     ----------
   Weighted average common shares
      outstanding assuming no dilution (3)..      14,069         15,506        20,343        58,644         58,710
                                               ---------     ----------    ----------    ----------     ----------
                                               ---------     ----------    ----------    ----------     ----------
   Weighted average common shares
      outstanding assuming dilution (3).....      24,304         33,236        20,343        58,644         58,710
                                               ---------     ----------    ----------    ----------     ----------
                                               ---------     ----------    ----------    ----------     ----------

                                                                          DECEMBER 31,
                                               -------------------------------------------------------------
                                                 1994          1995         1996         1997         1998
                                               ---------    ---------    ---------    ---------    ---------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
   Cash and cash equivalents ...............   $   1,340    $   1,862    $  12,084    $   6,984    $  29,500
   Working capital .........................      29,576       31,938       87,785       84,047      146,660
   Total assets ............................     132,124      169,630      593,382      565,297      651,033
   Short-term debt (4) .....................       1,214          322        3,963       14,559       15,423
   Long-term debt (4) ......................      91,803       86,789      436,130      431,571      530,867
   Mandatorily redeemable equity securities        6,567        7,217            -            -            -
   Stockholders' (deficit) equity (4) ......      (2,238)      31,532       46,053       31,949        8,369

ADJUSTED EBITDA (5) ........................   $  22,851    $  24,626    $  27,775    $  89,287    $  94,942
Inventory purchase price allocation
   adjustment (6) ..........................           -            -       (4,014)      (1,607)        (274)
Restructuring, integration and other
   non-recurring charges ...................           -            -      (15,277)     (20,902)      (1,901)
Purchased in-process research and
   development .............................           -            -      (44,000)           -      (28,334)
Depreciation and amortization (7) ..........      (7,811)      (7,575)      (9,842)     (34,288)     (36,148)
Interest income ............................          77          192        1,193          532        1,134
Interest expense ...........................      (8,690)      (8,153)     (13,393)     (44,413)     (48,658)
Debt conversion expense (4) ................           -            -      (10,000)           -            -
Other, net .................................       1,136          313        1,222       (1,535)      (1,100)
(Provision) benefit for income taxes .......      (1,886)       9,374          730        3,300       (4,100)
Minority interests in consolidated
   subsidiaries ............................           -       (6,500)           -            -            -
Extraordinary gain (loss) ..................           -       15,177       (1,630)           -            -
                                               ---------    ---------    ---------    ---------    ---------

   Net income (loss) .......................   $   5,677    $  27,454    $ (67,236)   $  (9,626)   $ (24,439)
                                               ---------    ---------    ---------    ---------    ---------
                                               ---------    ---------    ---------    ---------    ---------

---------------------------------
(1) In 1996 ALARIS Medical restructured its operations. During 1997, the Company incurred significant non-recurring integration and other non-recurring expense resulting from the Merger. During 1998, the Company incurred integration costs and other non-recurring expenses resulting from the acquisitions of Instromedix and Patient Solutions. Operating expenses for the years ended December 31, 1996, 1997 and 1998 include restructuring, integration and other non-recurring charges of $15,277, $20,902 and $1,901, respectively. Additionally, in 1996, the Company recorded $44,000 of purchased in-process research and development in connection with the Merger. In 1998, in connection with the acquisitions and licensing, the Company recorded $28,334 of purchased in-process research and development.

(2) Lease interest income consists of interest income associated with contracts or agreements pursuant to which a third party acquires infusion pumps under sales-type leases.

(3) In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for all periods ending after December 15, 1997 and requires all prior-period earnings per share data to be restated to conform with the provisions of the Statement. As a result of the application of this statement, prior period numbers presented may not agree with the earnings per share data previously reported.

(4) In 1996, in connection with the Merger, the Company entered into a $250,000 credit facility and also issued $200,000 of 9 3/4% senior subordinated notes due 2006. Additionally, convertible promissory notes in the aggregate principal amount of $37,500 were exchanged for 29,416 shares of common stock, including 3,333 shares issued as an inducement to convert, which resulted in $10,000 of debt conversion expense. ALARIS Medical also redeemed the remaining $21,924 principal amount of its 15% subordinated debentures due 1999 and recorded an extraordinary loss on extinguishment of debt of $1,630 as a result of this transaction. On July

      28, 1998, ALARIS Medical completed the sale of $109.9 million of 11-1/8% Senior Discount Notes (the "Senior Discount Notes"), due 2008, receiving net proceeds of $106.3 million. A portion of the net proceeds of the sale of the notes was also used to repay certain borrowings under a bank credit facility. For further discussion, see Note 5 to the Consolidated Financial Statements.

(5) Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as ALARIS Medical believes that the inclusion of these items would not be helpful to an investor's understanding of ALARIS Medical's ability to service debt. ALARIS Medical's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(6) Amounts in 1996 and 1997 represent that portion of the purchase accounting adjustments made to adjust the acquired IVAC inventory to its estimated fair value on the Merger date which was charged to cost of sales during December 1996 and the first quarter of 1997. The 1998 amount represents that portion of the purchase accounting adjustments made to adjust the acquired inventories to the estimated fair value on the acquisition dates which was charged to cost of sales.

(7) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense of $681, $521, $1,332, $3,125 and $3,199 for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

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

         The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the international infusion systems market. Based on installed base of infusion pumps, the Company has a number one or two market position in eight Western European countries, the number three market position in Germany, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals, to patients, consist of single and multi-channel infusion pumps and controllers, and proprietary and non-proprietary disposable administration sets (i.e., plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States. Through its July 17, 1998 acquisition of Instromedix, the Company also designs, manufactures and sells cardiology products such as arrhythmia-event recorders and pacemaker monitors.

         The Company sells a full range of products through a worldwide direct sales force consisting of over 230 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 32.9% of the Company's total sales for the year ended December 31, 1998. For the year ended December 31, 1998, the Company had sales of $380.1 million and Adjusted EBITDA of $94.9 million.

         As a result of the Merger on November 26, 1996, the operating results reported for the year ended December 31, 1997 are not comparable to 1996. The 1996 operating results and cash flows represent those of Advanced Medical (ALARIS Medical's predecessor) and IMED and include those of IVAC from November 27, 1996 through December 31, 1996.

         In recent years, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. In particular, in order to reduce costs, certain hospitals have adopted a protocol increasing the maximum time between disposable administration set changes from every 24 hours to as much as every 72 hours. Notwithstanding this change in protocol, unit sales volume of the Company's disposable administration sets increased in every year since 1993, primarily as a result of the growth in its worldwide installed base of infusion pumps. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the increasing use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which insure compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's future profitability. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery could affect the Company's future results of operations. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

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

                                                                           YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                   AS REPORTED      PRO FORMA      PRO FORMA   AS REPORTED  AS REPORTED
                                                       1996            1996          1996         1997          1998
                                                     ---------     ----------       -------     --------      -------
                                                  (% OF SALES)  ($ IN THOUSANDS) (% OF SALES) (% OF SALES) (% OF SALES)
Sales   ..........................................     100.0%     $  346,348        100.0%      100.0%      100.0%
Cost of sales.....................................      57.6         184,742         53.3        52.5        50.3
                                                     ---------     ----------       -------     --------    -------

Gross margin......................................      42.4         161,606         46.7        47.5        49.7

Selling and marketing expenses....................      16.3          65,385         18.9        18.3        19.0
General and administrative expenses...............      11.2          39,985         11.5        10.9        11.2
Research and development expenses.................       6.5          18,142          5.2         4.7         5.3
Purchased in-process research and
   development....................................      32.3               -          -           -           7.5
Restructuring, integration and other
   non-recurring charges..........................      11.2               -          -           5.8          .5
Lease interest income.............................       1.8           4,601          1.2         1.2         1.2
                                                     ---------     ----------       -------     --------    -------

(Loss) income from operations.....................     (33.3)         42,695         12.3         9.0         7.4
Interest income...................................        .9             363           .1          .1          .3
Interest expense..................................      (9.8)        (41,692)       (12.0)      (12.4)      (12.8)
Debt conversion expense...........................      (7.3)              -          -           -           -
Other, net........................................        .9           1,009           .3         (.3)        (.2)
                                                     ---------     ----------       -------     --------    -------

 (Loss) income before income taxes
   and extraordinary item.........................     (48.6)          2,375           .7        (3.6)       (5.3)
(Benefit from) provision for income taxes.........       (.5)          3,250           .9         (.9)        1.1
                                                     ---------     ----------       -------     --------    -------

(Loss) income before extraordinary item...........     (48.1%)    $     (875)         (.2%)      (2.7%)       6.4%
                                                     ---------     ----------       -------     --------    -------
                                                     ---------     ----------       -------     --------    -------

Other Data:
    Adjusted EBITDA...............................      20.4%     $   75,883         21.9%       24.9%       25.0%
                                                     ---------     ----------       -------     --------    -------
                                                     ---------     ----------       -------     --------    -------

         The following table summarizes sales to customers by each business unit:

                                                                            YEAR ENDED DECEMBER 31, (A)
                                                              ---------------------------------------------------
                                                              AS REPORTED   PRO FORMA   AS REPORTED   AS REPORTED
                                                                  1996         1996         1997          1998
                                                              ----------    ---------    ---------     ---------
                                                                                 (IN MILLIONS)
North America sales.........................................  $    105.6    $   236.0    $   240.5     $   246.7
International sales.........................................        30.8        110.3        118.6         125.0
Instromedix sales...........................................           -            -            -           8.4
                                                              ----------    ---------    ---------     ---------
    Total sales.............................................  $    136.4    $   346.3    $   359.1     $   380.1
                                                              ----------    ---------    ---------     ---------
                                                              ----------    ---------    ---------     ---------

(A) The Company's sales results are reported consistent with the Company's three strategic business units: North America, International, and Instromedix. As a result, Canadian sales of drug infusion and patient monitoring products are now included in "North America" results. Previously, Canadian sales were reported as "international" sales. Prior year amounts have been reclassified for comparability with 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         SALES. Sales increased $21.0 million, or 5.9%, during 1998 as compared with 1997. During 1998 as compared with 1997, North America sales increased $6.2 million, or 2.5%, while International sales increased $6.4 million, or 5.4%. Sales generated by Instromedix for 1998 were $8.4 million. The increase in International sales is primarily due to an increase in volume of drug infusion instruments and disposable administration sets. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1998 as compared with the actual foreign currency exchange rates in effect during 1997, translation of 1998 international sales were adversely impacted by $2.8 million. The increase in North America sales in 1998 as compared with 1997 is primarily due to an increase in drug infusion disposable administration set revenue and patient monitoring instrument revenues. The increase in drug infusion disposable administration set revenue is due primarily to an increase in volume of the Company's SmartSite needle-free system administration sets.

         GROSS MARGIN. The gross margin percentage increased from 47.5% in 1997 to 49.7% in 1998 due in part to $4.1 million of non-recurring costs included in 1997 cost of sales. Exclusive of $1.6 million of non-recurring purchase accounting inventory adjustments and $2.5 million related to a voluntary recall of certain infusion pumps charged to cost of sales during 1997, the gross margin percentage for 1997 was 48.7%. The improvement over 1997 is due to overall lower warranty costs as well as higher margins on North America and International disposable administration sets and instruments due to the benefits realized from ongoing cost reduction programs and purchasing synergies.

         SELLING AND MARKETING EXPENSE. Selling and marketing expenses increased $6.4 million, or 9.7%, during 1998 as compared with 1997. As a percentage of sales, selling and marketing expenses increased from 18.3% in 1997 to 19.0% in 1998. North America expenses increased by $1.1 million, or 2.7% in 1998 which is consistent with the growth in North American sales. International expenses increased $3.1 million, or 12.4%, from 1997 due to compensation and distribution costs related to the increase in sales. This increase was also due to investment in direct operations in Italy and Norway during late 1997 and early 1998, respectively. In addition, selling and marketing expenses increased $2.2 million from 1997 to 1998 due to the addition of Instromedix in 1998.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $3.4 million, or 8.7%, during 1998 as compared with 1997. As a percentage of sales, general and administrative expense increased from 10.9% for 1997 to 11.2% for 1998. North America general and administrative expenses increased $0.5 million, or 1.5%, during 1998 as compared to 1997 due to higher compensation expense and related employee costs, and increased spending for business development activities in 1998. During 1998 as compared with 1997, International expenses increased by $1.1 million, or 14.4%, as a result of an increase in the investment in direct operations in Europe. Instromedix added approximately $1.8 million of general and administrative cost in 1998, including $1.0 million of intangible asset amortization.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased approximately $3.2 million, or 18.9%, during 1998 primarily due to additional research and development related to projects associated with the recently acquired Instromedix and Patient Solutions, as well as increased activities associated with the later development stages of various engineering projects for infusion systems and disposable administration sets.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. During 1998, the Company recorded $28.3 million in purchased in-process research and development write-offs as a result of certain business acquisitions. In conjunction with the Instromedix acquisition, the assets and liabilities of Instromedix were adjusted to their estimated fair values. As a result of this process, the Company incurred a one-time $22.8 million write-off related to the value assigned to the acquired in-process research and development of Instromedix projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects.

         The Company is using the Instromedix purchased in-process research and development to create new cardiac disease diagnosis, monitoring and management products which will become part of the arrhythmia event recorder and LifeSigns systems product suites over the next several years. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of approximately $4.0 million to complete the projects, of which $0.5 million was incurred in 1998 and approximately $2.0 million and $1.5 million are expected to be incurred during 1999 and 2000, respectively. The Company completed the development and released the new arrhythmia event recorder during the first quarter of 1999 using the purchased in-process technology. The LifeSigns systems product suite development is expected to be complete and the product released during 2000. The Company expects that the purchased in-process research and development for this product will be successfully developed, but there can be no assurance that commercial viability of the products will be achieved.

         During the second quarter of 1998, the Company acquired the net assets of Patient Solutions, Inc. ("PSI"). PSI was a wholly owned subsidiary of Invacare Corporation and was focused on the development of an ambulatory pump for use in the alternate-site market. In connection with the PSI acquisition and the technology license agreement with Caesarea during the second quarter of 1998, the Company incurred a one-time $5.5 million write-off related to the value assigned to the acquired in-process research and development of the projects for which technological feasibility had not been established and for which there was no alternative future use. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects.

         In connection with the PSI acquisition, the Company is using the acquired in-process research and development to develop an ambulatory pump for use in the alternate-site market. The nature of the efforts required to develop the purchased in-process technology into a commercially viable product principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of approximately $1.0 million to complete the project, of which approximately $0.4 million was incurred in 1998 and $0.6 million is projected to be incurred in 1999. It is anticipated that the pump will be released during 1999. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the pump will be achieved.

         Pursuant to the technology license agreement, the Company acquired certain volumetric infusion pump technology from Caesarea. Caesarea is conducting research and development on this in-process technology in order to create a large volume infusion pump marketed primarily to consumers in emerging international markets. The Company is required to make certain milestone payments up to an aggregate of $4.0 million to Caesarea upon the attainment of certain developmental milestones, which primarily relate to different product releases. The Company anticipates that certain products using the purchased in-process technology will be released during the first half of 1999. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the pump will be achieved.

         RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES. In connection with the Instromedix acquisition, management, with the assistance of consultants, is performing a review of the operating activities of the acquired company and is assessing how best to integrate and leverage the Instromedix operations with ALARIS. During 1998, the Company incurred $1.9 million in costs associated with this integration, primarily in consulting fees of $1.0 million, retention bonuses of $0.5 million, legal fees of $0.1 million and $0.3 million in other related costs.

         The Company incurred $20.9 million in costs to integrate the IMED and IVAC operations during 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 expense consists primarily of information systems conversion costs of $4.8 million, the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate-site infusion pump of $4.5 million, maquiladora contract dispute settlement and related costs of $4.1 million (see Note 10 to the Consolidated Financial Statements), the write-off of drug infusion instrument tooling associated with the redesign effort on a product in development of $1.7 million, facilities moving expenses and Company name change costs of $1.6 million, management consulting fees of $1.4 million, severance of $1.3 million and other integration costs of $1.5 million. The Company reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the write-off of the intangible asset associated with such agreement.

         LEASE INTEREST INCOME. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income remained constant from 1997 to 1998.

         INCOME FROM OPERATIONS. Income from operations decreased $4.2 million during 1998 as compared with 1997 primarily due to non-recurring charges related to the write-off of $28.3 million in purchased in-process research and development charges in connection with acquisitions and $1.9 million in integration and other non-recurring charges related to the Instromedix acquisition. The 1997 income from operations includes acquisition and integration charges of charges of $20.9 million in 1997 related to the IVAC/IMED merger. After excluding such charges from 1997 and 1998, the adjusted income from operations is $53.4 million in 1997 as compared with $58.5 million in 1998. The increase in 1998 over 1997 is due primarily to improved sales and gross margins.

         ADJUSTED EBITDA. Adjusted EBITDA increased $5.7 million, or 6.3%, during 1998. As a percentage of sales, Adjusted EBITDA increased from 24.9%, or $89.3 million, for 1997 to 25.0%, or $94.9 million, for 1998 due to the reasons discussed above. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

         INTEREST EXPENSE. Interest expense increased $4.2 million, or 9.6%, during 1998 primarily due to additional financing obtained to fund the Instromedix acquisition. In connection with the Instromedix acquisition, in July the Company increased its outstanding bank term debt $30.0 million and completed the sale of $109.9 million 11 1/8 % Senior Discount Notes, due 2008. In connection with the Merger in 1996, the Company entered into a bank credit facility consisting of term loans and a revolving credit facility (the "Credit Facility") which was amended in the first quarter of 1998. As a result of this amendment, interest expense on the Credit Facility decreased, partially offsetting the increase in interest expense related to the Senior Discount Notes. (See Liquidity and Capital Resources.)

         INTEREST INCOME. Interest income increased approximately $0.6 million during 1998 as compared with 1997 due to earnings from the remaining cash proceeds from the Senior Discount Notes which were issued in July 1998 to fund the Instromedix acquisition.

         OTHER INCOME (EXPENSE). Other income decreased $0.4 million during 1998 as compared with 1997, partially due to a decrease in foreign exchange loss of approximately $0.7 million during 1998 as compared with 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

          SALES. Sales increased $222.7 million during 1997 as compared with 1996 due to the Merger. On a pro forma basis, sales increased $12.7 million, or 3.7%, during 1997 as compared with 1996. North America sales increased $4.5 million, or 1.9%, on a pro forma basis to $240.5 million during 1997 from $236.0 million in 1996. International sales increased $8.2 million, or 7.4%, on a pro forma basis to $118.6 million during 1997 from $110.3 million during 1996. The increase in International sales is primarily due to an increase in volume of drug infusion instruments and disposable administration sets as well as the August 1996 repurchase of European distribution rights from Pharmacia & Upjohn, Inc. for IMED products which resulted in higher average selling prices for these product in 1997. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1997 as compared with the actual foreign currency exchange rates in effect during 1996, translation of 1997 international sales were adversely impacted by $7.1 million. See "--Foreign Operations." The increase in North America sales in 1997 as compared with 1996, on a pro forma basis, is primarily due to an increase in drug infusion disposable administration set revenue. Such increase is due to an increase in volume of the Company's SmartSite needle-free system administration sets.

         GROSS MARGIN. The gross margin percentage increased to 47.5% in 1997 from 42.4% in 1996 primarily due to supplier price concessions resulting from the Merger and favorable International margins due in part to the repurchase of European distribution rights from Pharmacia & Upjohn, Inc. These were partially offset by increased amortization expense resulting from the IVAC Holdings purchase price allocated to certain intangible assets, $1.6 million of non-recurring purchase accounting inventory adjustments, as well as $2.5 million related to a voluntary recall of certain infusion pumps charged to cost of sales during 1997. The pro forma gross margin percentage for 1996 was 46.7% compared with 48.7% for 1997, exclusive of the purchase accounting inventory adjustment and product recall charges.

         SELLING AND MARKETING EXPENSE. Selling and marketing expense increased $43.5 million during 1997 primarily due to the Merger. On a pro forma basis, selling and marketing expense increased approximately $0.4 million, or 0.6%, during 1997. As a percentage of sales, on a pro forma basis, selling and marketing expense decreased from 18.9% in 1996 to 18.3% in 1997. North America expense decreased by $2.1 million, or 4.9%, from 1996 due to Merger-related synergies. The decrease in North America selling and marketing expense was more than offset by increased International expenses of $2.5 million, or 11.4%, due to increased International sales and associated increase in European direct operations.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $24.0 million during 1997 primarily due to the Merger. On a pro forma basis, general and administrative expense decreased by $0.8 million, or 1.9%, during 1997. As a percentage of sales, on a pro forma basis, general and administrative expense decreased to 10.9% for 1997 from 11.5% for 1996 due to an increase in sales, as well as Merger-related synergies, including lower labor and facilities expenses. International expenses increased by $0.6 million, or 8.9%, as a result of an increase in the investment in direct operations in Europe.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased approximately $8.0 million during 1997 primarily due to the Merger. On a pro forma basis, research and development expense decreased from $18.1 million, or 5.2% of sales, to $16.9 million, or 4.7% of sales, for 1997, for 1996, primarily due to synergies realized in the Merger and realignment and prioritization of research and development projects.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the Merger, the assets and liabilities of IVAC Holdings were adjusted to their estimated fair values. As a result of this process, the Company incurred a one-time $44.0 million write-off during 1996 related to the value assigned to the acquired in-process research and development of IVAC Holdings projects for which technological feasibility had not been established and for which there are no alternative future use. Such amount was determined with the assistance of a third-party appraiser based upon the present value of estimated future cash flow contributions from the identified projects, The Company has continue to invest in the development necessary to obtain technological feasibility of these projects. The project, which represents the most significant portion of the acquired in-process research and development charge, is an improved cost-effective and technologically advanced electronic thermometer planned for market introduction in mid-1999.

         RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES. The Company incurred $20.9 million in integration costs and other non-recurring charges during 1997. These costs are in addition to restructuring and integration charges of $15.3 million recorded in the fourth quarter of 1996. The 1997 charges consist primarily of information systems conversion costs of $4.8 million, the write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate-site infusion pump of $4.5 million, maquiladora contract dispute settlement and related costs of $4.1 million (see Note 10 to the Consolidated Financial Statements), the write-off of drug infusion instrument tooling associated with the redesign effort on a product in development of $1.7 million, facilities moving expenses and Company name change costs of $1.6 million, management consulting fees of $1.4 million, severance of $1.3 million and other integration costs of $1.5 million. The Company reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination of the aforesaid product distribution and license agreement. The $4.5 million charge related to such termination includes a $4.3 million non-cash charge representing the write-off of the intangible asset associated with such agreement.

         LEASE INTEREST INCOME. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income increased $2.1 million, or 82.3%, for 1997 as compared with 1996 primarily due to the Merger. On a pro forma basis, lease interest income decreased approximately 0.9% from 1996 to 1997.

         INCOME (LOSS) FROM OPERATIONS. Income from operations increased $77.8 million during 1997 primarily due to the 1996 operating results including significant non-recurring purchase accounting charges in the amount of $63.3 million. Additionally, due to the Merger being completed on November 26, 1996, the 1996 operating results include only one month of operating profit from the acquired business, in the amount of $1.8 million, while 1997 includes a full year of profit contribution. This increase was partially offset by expenses related to the recall on infusion pumps in the first quarter and the maquiladora business interruption in the second quarter. On a pro forma basis, operating income decreased $10.2 million to $32.5 million in 1997 from $42.7 million in 1996 primarily due to the $20.9 million of integration costs discussed above, offset by a $9.1 million improvement in gross profit.

         ADJUSTED EBITDA. Adjusted EBITDA increased $61.5 million during 1997 primarily due to the Merger. On a pro forma basis, as a percentage of sales, Adjusted EBITDA increased to 24.9%, or $89.3 million, for 1997 from 21.9%, or $75.9 million, for 1996, due to the reasons discussed above. Excluding the $2.5 million charge to cost of sales during the first quarter of 1997, Adjusted EBITDA would have increased to $91.8 million, an increase of $15.9 million or approximately 21.0%, as compared with pro forma 1996. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, restructuring charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Restructuring and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

         INTEREST INCOME. Interest income decreased approximately $0.7 million during 1997 as compared with 1996 due to the liquidation of interest earning restricted cash balances during 1996.

         INTEREST EXPENSE. Interest expense increased $31.0 million during 1997 primarily due to the Merger. In addition to interest on approximately $404.0 million of borrowings to finance the Merger and related debt refinancings, higher interest expense was incurred in 1997 due to IMED's $11.0 million purchase of the European distribution rights for IMED products in August 1996. This increase in interest expense was offset by reductions in interest on $37.5 million of convertible debt which was converted to Common Stock in connection with the Merger, as well as the redemption of $21.9 million of 15% Subordinated Debentures in December 1996. On a pro forma basis, interest expense increased $2.7 million due to additional borrowings under the Credit Facility. The additional borrowings were used to pay for restructuring and integration costs associated with the Merger.

         DEBT CONVERSION EXPENSE. In connection with the Merger, $37.5 million of convertible notes payable to Decisions, Inc., which is wholly-owned by the Company's controlling shareholder, were converted to common stock of ALARIS Medical, par value $.01 per share. In order to induce conversion, approximately
3.3 million shares of common stock were issued to Decisions. As a result, during 1996, ALARIS Medical recorded a non-cash charge of $10.0 million based upon the fair value of the shares issued.

         OTHER (EXPENSE) INCOME. Other income decreased $2.8 million during 1997 as compared with 1996, partially due to a foreign exchange loss of approximately $1.0 million during 1997 as compared with foreign exchange gain of approximately $0.5 million during 1996. Also, during 1996, ALARIS Medical sold its investment in the common stock of Alteon, Inc., for approximately $2.4 million and realized a gain of approximately $0.7 million.

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

         The Company expects to continue to meet its short-term and long-term liquidity needs, including capital expenditure requirements with cash flow from operations of ALARIS Medical Systems, borrowings under the credit facility, and the remaining cash proceeds from the Senior Discount Notes which were issued, among other things, to fund the Instromedix acquisition in July 1998. In addition to operating expenses, the Company's primary future use of funds, on a short-term and long-term basis, will continue to be fund capital expenditures and strategic acquisitions and to pay debt service on outstanding indebtedness.

         Net cash provided by operating activities for the year ended December 31, 1998 was $24.9 million compared with $10.3 million provided by operating activities in 1997. Net cash used in investing activities for the year ended December 31, 1998 and 1997 was $86.4 million and $17.8 million, respectively. Net cash used in investing activities included $59.8 million for business acquisitions in 1998 and $24.6 million and $19.8 million in net capital expenditures for the year ended December 31, 1998 and 1997, respectively. The net capital expenditures for the year ended December 31, 1997 were partially offset by a net decrease in restricted cash and investments of $2.3 million. Net cash provided by financing activities for the year ended December 31, 1997 was $3.8 million which primarily comprised net proceeds under the revolving credit facility of $10.0 million partially offset by $4.2 million in principal payments on long-term debt. Net cash provided by financing activities for the year ended December 31, 1998 was $84.0 million which primarily comprised proceeds from the issuance of notes payable of $109.9 million and proceeds from the term loan borrowing of $30.0 million offset by net repayments under the revolving credit facility of $25.2 million and principal payments on long-term debt of $25.3 million.

         At December 31, 1998, the Company's outstanding indebtedness was $546.3 million, which includes $211.3 million of bank term debt under the Credit Facility, $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger and $115.1 million (including accretion) of Senior Discount Notes due 2008 which were issued to fund the Instromedix acquisition in July 1998. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering approximately 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average interest rate of 8.9% on the Credit Facility borrowings at December 31, 1998. As a result, a one-percent increase in the rate of interest charged on indebtedness outstanding under the Credit Facility at December 31, 1998 would result in additional annual interest expense of approximately $1.2 million. Included in total consolidated debt, at December 31, 1998, ALARIS Medical had outstanding $16.2 million of 7 1/4% Convertible Debentures (the "Convertible Debentures").

         In connection with obtaining the Merger financing, the Company also obtained a $50.0 million revolving credit line as part of the Credit Facility. In July 1998, in connection with the Instromedix acquisition, the Company amended the Credit Facility. The amendment provided for the banks' consent to the Instromedix acquisition and increased the revolving credit facility to $60.0 million. The amended Credit Facility also provided the Company an additional $30.0 million under the Tranche D term debt. The Company used $30.0 million term debt borrowing, along with approximately $2.0 million from the revolving credit line, to fund the initial payments required upon closing the Instromedix acquisition. Subsequent to closing the Instromedix acquisition, ALARIS Medical completed the sale of $109.9 million of 11-1/8% Senior Discount Notes, due 2008, receiving net proceeds of approximately $106.3 million. Interest accruing on these notes is added to the outstanding principal balance through July 31, 2003. Interest accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. Upon receipt of the net proceeds from the Senior Discount Notes, ALARIS Medical paid its remaining obligations of approximately $22.7 million to the Instromedix shareholders and contributed the remaining net proceeds of approximately $81.7 million to ALARIS Medical Systems, as required under the amended Credit Facility. ALARIS Medical Systems then repaid the amount outstanding under its revolving credit line.

         In connection with the Merger, the Company assumed IVAC's obligations to Siemens Infusion Systems Ltd. ("SIS"). These obligations relate to the payment of additional purchase consideration related to the acquisition of the MiniMed product line (the predecessor product line to MS III). The Company's remaining obligation to SIS is the greater of $3.0 million per year or 8% of the prior year's MS III sales in 1998 and 1999. The Company made the minimum 1998 payment of $3.0 million during the first quarter of 1998, and made the final payment in March, 1999.

         As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that its existing cash and cash provided by operations will be sufficient to meet its interest expense obligations.

         Annual principal amortization of the Company's indebtedness is $15.4 million, $14.0 million and $22.1 million for 1999, 2000 and 2001, respectively.

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

         During 1998, the Company made cash payments of approximately $1.7 million related to merger and integration costs accrued at December 31, 1997. Also during 1998, the Company accrued approximately $1.9 million for integration costs related to Instromedix, of which approximately $1.0 million was paid during 1998. These integration activities primarily related to the assessment and review of Instromedix operating activities and strategy. In February 1999, as a result of this assessment, the Company announced it plans to consolidate the operations of Instromedix into its San Diego, California facilities. Such consolidation will allow the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, the Company expects to incur nonrecurring charges of approximately $5.0 million before related income tax benefits, primarily during the first half of 1999. During 1997 the Company made cash payments of approximately $12.2 million related to merger and integration costs accrued at December 31, 1996, as well as payments of approximately $15.0 million for integration costs expensed during 1997. The Company made capital expenditures of approximately $19.8 million during the year ended December 31,

1997 of which approximately $5.7 million was related to the consolidation of IMED and IVAC Holdings facilities.

         The Company made capital expenditures of approximately $25.1 million and $19.8 million during the year ended December 31, 1998 and 1997, respectively.

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

         The Company believes that, on both a short-term and long-term basis, based on current levels of performance, it will generate cash flow from operations, together with its existing cash, sufficient to fund its operations, make planned capital expenditures and make principal amortization and interest payments under the Credit Facility and interest payments on the 9-3/4% Notes. However, on a long-term basis, the Company may not generate sufficient cash flow from operations to repay the 9-3/4% Notes at maturity in the amount of $200.0 million, to make scheduled payments on the Senior Discount Notes or to repay the Senior Discount Notes in the amount of $189.0 million at maturity. Accordingly, the Company may have to refinance the 9-3/4% Notes and the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to repay such debt. Based on current interest rates and debt outstanding as of December 31, 1998, over the next twelve months, the Company is required to make principal and interest payments under its Credit Facility in the amount of $29.4 million and interest payments on the 9-3/4% Notes and the Convertible Debentures in the amount of $19.5 million and $1.2 million, respectively. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

YEAR 2000 RISK

         The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900.

         The Company has developed, and is implementing, a comprehensive program to address Year 2000 issues pertaining to both information technology (IT) and non-IT systems. The program is monitored by a steering committee comprised of representatives from key functional areas, which periodically reports to senior management and will be reporting to the board of directors throughout 1999 as to the program's status. The program consists of identification, prioritization, remediation and post-implementation phases and considers the worldwide effect of the Year 2000 on the Company's operations and internal systems (including non-information technology systems), customers, products and services, and manufacturing systems, as well as on its third party suppliers and other critical business partners. The committee has completed its initial assessment and it is not currently aware of any material Year 2000 issues related to third parties with whom the Company conducts business or in its non-information technology systems. The committee's assessment will likely be a continuous process through the remainder of 1999. In addition to its customers, the Company conducts business with and utilizes the services of numerous third parties including but not limited to suppliers, distributors, telecommunication companies, financial institutions, governmental agencies, and utility companies. The

Company is working to identify and analyze the most reasonably likely worst-case scenarios for third-party relationships affected by the Year 2000. The ability of these third parties to adequately address their Year 2000 issues is outside the Company's control. Failure by some or all of these parties to adequately address their Year 2000 issues could have a material adverse effect on the Company. Given the number of parties with whom the Company transacts business, it is reasonably likely that some of these parties will not be able to adequately solve their Year 2000 issues in a timely manner. Due to the Company's inability to control third party compliance with Year 2000 issues, there can be no assurances that such Year 2000 issues will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

      In order to successfully provide product to its customers, the Company is dependent upon the timely fulfillment of its supply orders from its chosen vendors. The Company has identified potentially critical suppliers and attempted to determine if such suppliers have identified and/or addressed their own Year 2000 issues by means of questionnaires. The Company is dependent on such suppliers to provide timely responses to its questionnaires and is not in a position to verify the truth or accuracy of the responses it receives to such questionnaires. At this time, the Company has not identified or been informed of any significant suppliers that will not be able to fulfill the Company's orders. However, many of the Company's key suppliers have acknowledged that they must make improvements to their systems to properly deal with the Year 2000 orders and issues. As a result, there can be no assurances that key suppliers will be able to timely fill the Company's future orders. The Company is in the process of evaluating what alternatives are available if key suppliers could not provide required materials and supplies to the Company when ordered. While a formal contingency plan related to this risk has not yet been completed by the Company, alternatives would be to increase inventory levels of key suppliers and seek supplies from other vendors. The Company estimates that such contingency plans will be completed by December 31, 1999. However, there can be no assurance that all significant primary and back-up suppliers will be able to fill the Company's orders due to their own Year 2000 issues. Such supplier failures could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

      In addition to routine capital expenditures, and in connection with the Merger, the Company has made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. The manufacturer has represented that the new system is Year 2000 compliant. The Company successfully implemented certain financial applications of the new system and began utilizing such applications at the beginning of 1998. The Company successfully converted the remainder of its domestic business processes to the new system in September 1998. The Company believes the primary information system for its International operations is not directly affected by the Year 2000. However, due to the increased significance of its International operations and the desire to integrate its reporting systems, the Company will be converting the International information systems to a system common with the domestic operations. The International project is scheduled for completion in 1999. The International system is also designed to properly process transactions denominated in the euro-currency. Euro currency is a new monetary unit which certain European countries can begin using in 1999.

      The Company has launched Year 2000 internet websites for its customers that include a complete list of the Company's electronic medical products, detailed and updated information regarding the status of the products and other information regarding the Company's Year 2000 program. Certain of the Company's products contain software in which the record keeping capabilities will be affected beyond the Year 2000. Products affected by the Year 2000 issue have been identified and information regarding user interventions and software upgrades has been provided. The Company believes that these issues will not interfere with the primary functions of the products involved, nor will they affect the safety of patients; however, there can be no assurance in regard to the foregoing nor can there be any assurance that the Company will not be subject to legal claims for damages arising from products that are not Year 2000 compliant.

      During the fiscal years 1996 and 1997 the Company made combined capital and operating expenditures of approximately $7.5 million related to the new enterprise-wide information system, and expenditures of $6.4 million in the year ended December 31, 1998. To complete the identified phases of the project, the Company anticipates additional expenditures for 1999 of approximately $4.0 million.

      Infusion instrument sales are typically higher in the fourth quarter due to sales compensation plans which reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. First quarter sales are traditionally not as strong as the fourth quarter. The Company anticipates that this trend will continue but is unable to predict the effect, if any, from health care reform, increased competitive pressures and Year 2000 issues. Approximately 34% and 33% of the Company's sales of drug infusion instruments occurred during the fourth quarters of 1997 and 1998, respectively. Sales of the Company's medical instrument products represent capital expenditures to many of the Company's customers. The Company believes it is possible that due to Year 2000 capital requirements by its customers during 1999, fourth quarter drug infusion instrument purchasing decisions could be deferred until 2000. Additionally, the Company believes that customers' Year 2000 concerns and planning strategies may result in certain customers increasing historical stock levels of the Company's disposable products resulting in increased sales of such products during 1999.

         Although the Company is dedicating substantial resources towards attaining Year 2000 readiness, there is no assurance it will be successful in its efforts to identify and address all Year 2000 issues. Even if the Company acts in a timely manner to complete all of its assessments; identifies, develops and implements remediation plans believed to be adequate; and develops contingency plans believed to be adequate some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Year 2000 is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Year 2000 initiatives, it may discover that actual results will differ materially from these estimates. The information provided above constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

BACKLOG

         The backlog of orders, believed to be firm, at December 31, 1997 and 1998 was $2.7 million and $5.8 million, respectively.

FOREIGN OPERATIONS

         As a result of the Merger, the Company has significant foreign operations. Accordingly, the Company is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1997 and 1998, primarily a strengthening of the U.S. dollar against many European currencies, the Company recognized a foreign currency transaction loss of approximately $1.0 million and $0.3 million during 1997 and 1998, respectively. For the year ended December 31, 1997 and the year ended December 31, 1998, approximately 30% and 32% of the Company's sales and 23% and 24% of the Company's operating expenses were denominated in currencies other than the Company's functional currency, respectively. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency, and no formal hedging program exists to manage fluctuations in these foreign currencies. The Company will evaluate hedging programs during 1999 to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

         On December 31, 1998, Mexico enacted certain changes to its tax code which broaden the definition of when a U.S. company using manufacturing services in Mexico will be considered to have a "permanent establishment." These changes, which would apply to the Company effective as of January 1, 2000, would result in effective taxation of that portion of the Company's income attributable to the Mexican subsidiary at a rate of 75% or higher. It is uncertain if any such new tax imposed by Mexico will be granted a corresponding foreign tax credit under the U.S. Internal Revenue Code. The Company is currently evaluating the anticipated effect of such changes, which could have a material adverse effect on its financial condition, results of operations and cash flows.

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

FORWARD-LOOKING STATEMENTS

         Forward-Looking Statements in this report are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, the effect of legislative and regulatory changes effecting the health care industry; the potential of increased levels of competition; technological changes; the dependence of the Company upon the success of new products and ongoing research and development efforts; the effect of the Year 2000 risk; restrictions contained in the instruments governing the Company's indebtedness; the significant leverage to which the Company is subject; and other matters referred to in this report.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ALARIS Medical, Inc.

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 93 present fairly, in all material respects, the financial position of ALARIS Medical, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

San Diego, California
March 1, 1999

                               ALARIS MEDICAL, INC
                           CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS

                                                                                                    DECEMBER 31,
                                                                                            --------------------------
                                                                                                1997            1998
                                                                                            ----------      ----------
Current assets:
    Cash..................................................................................  $    6,984      $   29,500
    Receivables, net......................................................................      83,406         102,295
    Inventories...........................................................................      61,666          79,485
    Prepaid expenses and other current assets.............................................      23,260          25,246
                                                                                            ----------      ----------
        Total current assets..............................................................     175,316         236,526

Net investment in sales-type leases, less current portion.................................      30,404          19,111
Property, plant and equipment, net........................................................      55,365          61,990
Other non-current assets..................................................................      16,279          22,388
Intangible assets, net....................................................................     287,933         311,018
                                                                                            ----------      ----------

                                                                                            $  565,297      $  651,033
                                                                                            ----------      ----------
                                                                                            ----------      ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.....................................................  $   14,559      $   15,423
    Accounts payable......................................................................      24,042          22,103
    Accrued expenses and other current liabilities........................................      52,668          52,340
                                                                                            ----------      ----------
        Total current liabilities.........................................................      91,269          89,866
                                                                                            ----------      ----------
Long-term debt............................................................................     431,571         530,867
Other non-current liabilities.............................................................      10,508          21,931
                                                                                            ----------      ----------
        Total non-current liabilities.....................................................     442,079         552,798
                                                                                            ----------      ----------

Contingent liabilities and commitments (Notes 9 and 16)

Stockholders' equity:
    Preferred stock, authorized 6,000 shares at $.001 par value, issued and outstanding - none......................................................
    Common stock, authorized 75,000 shares at $.01 par value;
       issued and outstanding - 59,102 and 59,221 shares at
       December 31, 1997 and 1998, respectively...........................................         591             592
    Capital in excess of par value........................................................     148,341         148,762
    Accumulated deficit...................................................................    (111,330)       (135,769)
    Treasury stock........................................................................      (2,027)         (2,027)
    Accumulated other comprehensive loss..................................................      (3,626)         (3,189)
                                                                                            ----------      ----------
        Total stockholders' equity........................................................      31,949           8,369
                                                                                            ----------      ----------

                                                                                            $  565,297      $  651,033
                                                                                            ----------      ----------
                                                                                            ----------      ----------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              ALARIS MEDICAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                  1996           1997           1998
                                                                              -----------     ----------     ----------
Sales   ..................................................................... $   136,371     $  359,077     $  380,068
Cost of sales................................................................      78,616        188,340        191,232
                                                                              -----------     ----------     ----------

    Gross margin.............................................................      57,755        170,737        188,836
                                                                              -----------     ----------     ----------

Selling and marketing expenses...............................................      22,273         65,797         72,202
General and administrative expenses..........................................      15,210         39,231         42,654
Research and development expenses............................................       8,854         16,876         20,059
Purchased in-process research and development................................      44,000              -         28,334
Restructuring, integration and other non-recurring charges...................      15,277         20,902          1,901
                                                                              -----------     ----------     ----------

    Total operating expenses                                                      105,614        142,806        165,150
                                                                              -----------     ----------     ----------

Lease interest income........................................................       2,501          4,559          4,599
                                                                              -----------     ----------     ----------

    (Loss) income from operations............................................     (45,358)        32,490         28,285

Other income (expenses):
  Interest income............................................................       1,193            532          1,134
  Interest expense...........................................................     (13,393)       (44,413)       (48,658)
  Debt conversion expense....................................................     (10,000)             -              -
  Other, net.................................................................       1,222         (1,535)        (1,100)
                                                                              -----------     ----------     ----------

    Total other expense......................................................     (20,978)       (45,416)       (48,624)
                                                                              -----------     ----------     ----------

Loss before income taxes and extraordinary item..............................     (66,336)       (12,926)       (20,339)
(Benefit from) provision for income taxes....................................        (730)        (3,300)         4,100
                                                                              -----------     ----------     ----------

Loss before extraordinary item...............................................     (65,606)        (9,626)       (24,439)
Extraordinary item - loss on early retirement of debt, net of taxes..........      (1,630)             -              -
                                                                              -----------     ----------     ----------

Net loss ....................................................................     (67,236)        (9,626)       (24,439)
Dividends on mandatorily redeemable preferred stock..........................         962              -              -
                                                                              -----------     ----------     ----------

Net loss attributable to common stock........................................ $   (68,198)    $   (9,626)    $  (24,439)
                                                                              -----------     ----------     ----------
                                                                              -----------     ----------     ----------

Loss per common share assuming no dilution:
    Loss before extraordinary item........................................... $     (3.27)    $     (.16)    $     (.42)
    Extraordinary item.......................................................        (.08)              -             -
                                                                              -----------     -----------    ----------

        Net loss per common share assuming no dilution....................... $     (3.35)    $     (.16)    $     (.42)
                                                                              -----------     ----------     ----------
                                                                              -----------     ----------     ----------

Loss per common share assuming dilution:
    Loss before extraordinary item........................................... $     (3.27)    $     (.16)    $     (.42)
    Extraordinary item.......................................................        (.08)              -             -
                                                                              -----------     -----------    ----------

        Net loss per common share assuming dilution.......................... $     (3.35)    $     (.16)    $     (.42)
                                                                              -----------     ----------     ----------
                                                                              -----------     ----------     ----------

Weighted average common shares outstanding assuming no dilution..............      20,343         58,644         58,710
                                                                              -----------     ----------     ----------
                                                                              -----------     ----------     ----------

Weighted average common shares outstanding assuming dilution.................      20,343         58,644         58,710
                                                                              -----------     ----------     ----------
                                                                              -----------     ----------     ----------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              ALARIS MEDICAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                     1996          1997           1998
                                                                                  ----------    ----------     ---------
Cash flows from operating activities:
  Net loss ......................................................................   $(67,236)   $   (9,626)    $ (24,439)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization................................................     10,499        34,288        36,148
    Net (gain) loss on disposal/write-off of property, plant and equipment
     and intangible assets.......................................................       (452)        6,735           824
    Extraordinary loss - early retirement of debt, net of taxes..................      1,630             -             -
    Debt conversion expense......................................................     10,000             -             -
    Debt discount and issue costs amortization...................................      1,332         3,125         3,199
    Accretion of bond interest...................................................          -             -         5,201
    Purchased in-process research and development................................     44,000             -        28,334
    Inventory purchase price allocation adjustment...............................      4,014         1,607           274
    (Increase) decrease in assets, net of effects of the Merger:
     Receivables.................................................................     (2,932)        1,509       (14,959)
     Inventories.................................................................     (1,223)       (4,681)      (13,763)
     Prepaid expenses and other current assets...................................        578        (1,773)       (1,141)
     Net investment in sales-type leases, non-current portion....................      1,830        (3,128)       11,293
     Other non-current assets....................................................      7,872           698        (3,023)
    Increase (decrease) in liabilities, net of effects of the Merger:
     Accounts payable............................................................      2,975        (1,548)       (3,294)
     Accrued expenses, restructuring and integration costs and other current
       liabilities                                                                     3,152       (11,305)       (1,944)
     Other non-current liabilities...............................................     (8,324)       (5,622)        2,161
                                                                                  ----------    ----------     ---------

Net cash provided by operating activities........................................      7,715        10,279        24,871
                                                                                  ----------    ----------     ---------

Cash flows from investing activities:
  Net decrease in restricted cash and investments................................     24,886         2,332             -
  Capital expenditures...........................................................     (9,502)      (19,843)      (25,055)
  Patents, trademarks and other..................................................          -          (526)       (1,221)
  Payments for product distribution rights.......................................    (12,556)            -          (750)
  Proceeds from disposal of property, plant and equipment........................        106            89           451
  Proceeds from sale of investments..............................................      2,374             -             -
  Acquisition of business, net of cash acquired (Notes 2 and 3)..................   (219,459)            -       (59,842)
  Return of capital investment...................................................          -           148             -
                                                                                  ----------    ----------     ---------
Net cash used in investing activities............................................   (214,151)      (17,800)      (86,417)
                                                                                  ----------    ----------     ---------

Cash flows from financing activities:
  Principal payments on long-term debt...........................................       (322)       (4,248)      (20,437)
  Proceeds from issuance of notes payable and long-term debt.....................    400,000             -       109,892
  Principal payments on acquired debt............................................          -             -        (4,822)
  Net proceeds under former revolving credit facilities..........................     10,006             -             -
  Proceeds from revolving credit facility........................................     15,200        34,300        34,800
  Repayments of revolving credit facility........................................          -       (24,300)      (60,000)
  Proceeds from term loan borrowing..............................................          -             -        30,000
  Proceeds from issuance of common stock.........................................     40,024             -             -
  Proceeds from exercise of stock options........................................          -           241           275
  Debt issuance costs............................................................    (16,888)         (919)       (5,682)
  Debt repaid in Merger..........................................................   (210,723)            -             -
  Redemption of preferred stock including related dividends......................     (7,844)            -             -
  Purchase of common stock warrant...............................................    (12,500)            -             -
  Repurchase of common stock.....................................................          -        (1,293)            -
                                                                                  ----------    ----------     ---------
Net cash provided by financing activities........................................    216,953         3,781        84,026
                                                                                  ----------    ----------     ---------
Effect of exchange rate changes on cash..........................................       (295)       (1,360)           36
                                                                                  ----------    ----------     ---------
Net increase (decrease) in cash .................................................     10,222        (5,100)       22,516
Cash at beginning of year........................................................      1,862        12,084         6,984
                                                                                  ----------    ----------     ---------
Cash at end of year..............................................................  $  12,084    $    6,984     $  29,500
                                                                                  ----------    ----------     ---------
                                                                                  ----------    ----------     ---------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                 ALARIS MEDICAL, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                       (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)


                                                                                CAPITAL IN
                                                          COMMON STOCK          EXCESS OF      ACCUMULATED
                                                      SHARES       AMOUNT       PAR VALUE        DEFICIT
                                                   -----------  -----------    -----------     -----------
Balance at December 31, 1995 . . . . . . . . . .      16,214    $       162    $    62,965     $  (34,468)
Comprehensive loss
  Net loss for the year. . . . . . . . . . . . .                                                  (67,236)
  Decrease in unrealized gains from
     securities available for sale,
     net of tax of $1,711. . . . . . . . . . . .
  Equity adjustment from foreign
     currency translation. . . . . . . . . . . .                                      (260)

Comprehensive loss . . . . . . . . . . . . . . .
Issuance of common stock upon conversion of
  notes payable. . . . . . . . . . . . . . . . .      29,416            294         47,206
Issuance of common stock . . . . . . . . . . . .      13,333            133         39,867
Exercise of stock options. . . . . . . . . . . .          14                            24
Purchase of common stock warrant . . . . . . . .                                    (1,000)
Dividends on mandatorily
  redeemable preferred stock . . . . . . . . . .                                      (962)
                                                   ---------    -----------     ----------     ----------
Balance at December 31, 1996 . . . . . . . . . .      58,977            589        147,840       (101,704)


Comprehensive loss
  Net loss for the year. . . . . . . . . . . . .                                                   (9,626)
  Equity adjustment from foreign
     currency translation. . . . . . . . . . . .
Comprehensive loss . . . . . . . . . . . . . . .
Exercise of stock options. . . . . . . . . . . .         125              2            239
Tax benefit from exercise of
  stock options. . . . . . . . . . . . . . . . .                                       262
Purchase of treasury stock . . . . . . . . . . .
                                                   ---------    -----------     ----------     ----------
Balance at December 31, 1997 . . . . . . . . . .      59,102            591        148,341       (111,330)


Comprehensive loss
  Net loss for the year. . . . . . . . . . . . .                                                  (24,439)
  Equity adjustment from foreign
     currency translation. . . . . . . . . . . .
Comprehensive loss . . . . . . . . . . . . . . .
Exercise of stock options. . . . . . . . . . . .         119              1            274
Tax benefit from exercise of
  stock options. . . . . . . . . . . . . . . . .                                       147
                                                   ---------    -----------     ----------     ----------
Balance at December 31, 1998 . . . . . . . . . .      59,221    $       592      $ 148,762     $ (135,769)
                                                   ---------    -----------     ----------     ----------
                                                   ---------    -----------     ----------     ----------


                                                                               ACCUMULATED
                                                                                  OTHER                          OTHER
                                                                                 COMPRE-                        COMPRE-
                                                                                 HENSIVE                        HENSIVE
                                                       TREASURY STOCK            INCOME                         INCOME
                                                     SHARES        AMOUNT        (LOSS)         TOTAL           (LOSS)
                                                   -----------   -----------   -----------   -----------     -----------
Balance at December 31, 1995 . . . . . . . . . .          83     $     (734)   $     3,607    $    31,532
Comprehensive loss
  Net loss for the year. . . . . . . . . . . . .                                                  (67,236)    $  (67,236)
  Decrease in unrealized gains from
     securities available for sale,
     net of tax of $1,711. . . . . . . . . . . .                                    (3,577)        (3,577)        (3,577)
  Equity adjustment from foreign
     currency translation. . . . . . . . . . . .                                        32           (228)            32
                                                                                                              ----------
Comprehensive loss . . . . . . . . . . . . . . .                                                              $  (70,781)
                                                                                                              ----------
                                                                                                              ----------
Issuance of common stock upon
  conversion of notes payable. . . . . . . . . .                                                   47,500
Issuance of common stock . . . . . . . . . . . .                                                   40,000
Exercise of stock options. . . . . . . . . . . .                                                       24
Purchase of common stock warrant . . . . . . . .                                                   (1,000)
Dividends on mandatorily
  redeemable preferred stock . . . . . . . . . .                                                     (962)
                                                   ---------     ----------     ----------    -----------
Balance at December 31, 1996 . . . . . . . . . .          83           (734)            62         46,053


Comprehensive loss
  Net loss for the year. . . . . . . . . . . . .                                                   (9,626)    $   (9,626)
  Equity adjustment from foreign
     currency translation. . . . . . . . . . . .                                    (3,688)        (3,688)        (3,688)
                                                                                                              ----------
Comprehensive loss . . . . . . . . . . . . . . .                                                              $  (13,314)
                                                                                                              ----------
                                                                                                              ----------
Exercise of stock options. . . . . . . . . . . .                                                      241
Tax benefit from exercise of
  stock options. . . . . . . . . . . . . . . . .                                                      262
Purchase of treasury stock . . . . . . . . . . .         370         (1,293)                       (1,293)
                                                   ---------     -----------    ----------    -----------
Balance at December 31, 1997 . . . . . . . . . .         453         (2,027)        (3,626)        31,949


Comprehensive loss
  Net loss for the year. . . . . . . . . . . . .                                                  (24,439)    $  (24,439)
  Equity adjustment from foreign
     currency translation. . . . . . . . . . . .                                       437            437            437
                                                                                                              -----------
Comprehensive loss . . . . . . . . . . . . . . .                                                              $  (24,002)
                                                                                                              -----------
                                                                                                              -----------
Exercise of stock options. . . . . . . . . . . .                                                      275
Tax benefit from exercise of
  stock options. . . . . . . . . . . . . . . . .                                                      147
                                                   ---------     ----------     ----------    -----------
Balance at December 31, 1998 . . . . . . . . . .         453     $   (2,027)    $   (3,189)   $     8,369
                                                   ---------     ----------     ----------    -----------
                                                   ---------     ----------     ----------    -----------


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


NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY:

         ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc., operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories as well as cardiovascular and pacemaker monitoring. On November 26, 1996, IMED Corporation ("IMED"), then a wholly-owned subsidiary of Advanced Medical, Inc., ("Advanced Medical") acquired all of the outstanding stock of IVAC Holdings, Inc. ("IVAC Holdings") and its subsidiaries including IVAC Medical Systems, Inc. (Note 2). In connection with the acquisition, IMED and IVAC Medical Systems, Inc. were merged into IVAC Holdings (the "Merger"), which then changed its name to ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"). The acquisition was accounted for as a purchase. The accompanying statements of operations, of cash flows and of stockholders' equity for the year ended December 31, 1996 include the operations and cash flows of IVAC Holdings subsequent to the acquisition date. ALARIS Medical and its subsidiaries are collectively referred to as the "Company."

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

REVENUE RECOGNITION:

     Revenue is recorded upon product shipment, net of an allowance for estimated returns, or service delivery. Additionally, the Company leases instruments to customers under non-cancelable sales-type capital leases and operating lease contracts with terms ranging generally from 1 to 6 years. The Company sells instruments via long-term financing arrangements to a number of customers under agreements which allow customers to acquire instruments with no initial payment. The sales price for the instruments is recovered via surcharges applied to minimum purchase commitments of related disposables. The term of the financing is generally three to five years, with interest at rates of 9% to 15%. Unearned finance revenue is calculated using the inherent rate of interest on each agreement, the expected disposable shipment period and the principal balance financed and is recognized as disposables are shipped using a reducing principal

NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

balance method which approximates the interest method. Contract provisions include liquidated damage clauses which are sufficient to recover the sales price of the instruments in the event of customer cancellation.

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

PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method based upon the following estimated useful lives of the assets or lease terms, if shorter, for leasehold improvements, capital leases and instrument operating leases:

Building and leasehold improvements.................................................. 3 to 10 years
Machinery and equipment.............................................................. 3 to 10 years
Information technology............................................................... 3 to 10 years
Furniture and fixtures............................................................... 4 to 8 years
Instruments on operating lease contracts............................................. 1 to 6 years

INTANGIBLE ASSETS:

         The Company has recorded goodwill for the excess purchase price over the estimated fair values of tangible and intangible assets acquired and liabilities assumed resulting from acquisitions. In connection with the Merger and acquisitions, a portion of the purchase price was allocated to various identifiable intangible assets, including patents, trademarks, customer base, workforce and supply agreements, based on their fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been assigned to goodwill. Additionally, the Company has recorded intangible assets related to purchases of patents, completed technology and product distribution rights.

NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

         Intangible assets are amortized as follows:

      Supply agreements................................... Straight-line        3 years
      Patents............................................. Straight-line        8 years (weighted average)
      Workforce........................................... Straight-line       10-14 years
      Product licensing and distribution fee.............. Straight-line       15-18 years
      Trademarks.......................................... Straight-line       10-30 years
      Goodwill............................................ Straight-line       10-35 years
      Customer base....................................... Straight-line       10 years

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

DEBT ISSUE COSTS:

         Debt issue costs aggregating $15,734 and $18,468 at December 31, 1997 and 1998, respectively, are amortized using the interest method, or straight-line when the results are not materially different from the interest method, over the respective terms of the debt agreements and are included in other non-current assets.

FOREIGN CURRENCY TRANSLATION:

         The accounts of foreign subsidiaries which use local currencies as functional currencies are translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical exchange rates for equity and weighted average exchange rates during the period for revenues and expenses. The gains or losses resulting from translations are excluded from results of operations and accumulated as a separate component of other comprehensive income
(loss).

RESEARCH AND DEVELOPMENT COSTS:

         Research and development costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amount of the Company's financial instruments, including cash, trade receivables and payables, approximates their fair value due to their short-term maturities. The fair values of the Company's long-term lease receivables are estimated by discounting future cash flows using discount rates that reflect the risk associated with similar types of loans. The fair value of the Company's long-term debt is estimated

NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities and the quoted market price for the debentures. The estimated fair values of both the Company's long-term lease receivables and long-term debt, with the exception of the debentures, approximate their carrying values. The carrying value of the debentures was $16,152 at December 31, 1997 and 1998 and the fair value was approximately $14,900 and $14,000 at December 31, 1997 and 1998, respectively.

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

STOCK-BASED COMPENSATION:

         The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss per share as if the fair value-based method had been applied in measuring compensation expense.

PENSION PLAN DISCLOSURE:

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("FAS 132"), "Employer's Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106," which the Company was required to adopt for 1998. This statement revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Upon adoption of FAS 132, the Company was required to restate disclosures for earlier periods provided for comparative purposes (Note 8).

NOTE 1 - BUSINESS AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE:

         The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding. The Company's net income (loss) per common share assuming dilution is computed using the weighted average number of common shares outstanding plus dilutive potential common shares using the treasury stock method at the average market price during the reporting period (Note 11).

RECLASSIFICATIONS:

         Certain prior year amounts have been reclassified to conform to the current year presentation.

SEGMENT INFORMATION:

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 does not affect results of operations or financial position but did affect the disclosure of segment information (Note 14).

COMPREHENSIVE INCOME:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency translation items and unrealized gains from securities available for sale currently recorded to stockholders' equity. Upon adoption of FAS 130, the Company was also required to reclassify financial statements for earlier periods provided for comparative purposes. The adoption of FAS 130 does not have an impact on the Company's consolidated financial statements but requires display of comprehensive income including items not currently included in net income.

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

         In connection with the Merger, ALARIS Medical contributed $19,588 to IMED (the "Capital Contribution"). The Capital Contribution was funded in part through the sale to Decisions Incorporated ("Decisions"), a corporation wholly owned by ALARIS Medical's principal stockholder, of 13,333 shares of its common stock for aggregate proceeds of $40,000 (the "Decisions Contribution"). The balance of the Capital Contribution was funded with existing cash balances of ALARIS Medical. The portion of the net proceeds of the Decisions Contribution not applied to make the Capital Contribution was used by ALARIS Medical to redeem $21,924 principal amount of its 15% subordinated debentures due 1999 (Note 5) and fund the redemption of ALARIS Medical's outstanding preferred stock. In connection with the Decisions Contribution, Decisions exchanged an aggregate of $37,500 in principal amount of convertible promissory notes previously issued by ALARIS Medical for 29,416 shares of ALARIS Medical common stock, including 3,333 shares of ALARIS Medical common stock issued as an inducement to convert (Note 5).

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

         The following unaudited pro forma financial information presents the operations of the Company, as if the Merger had been consummated on January 1, 1996, excluding certain one time non-recurring charges related to the Merger.

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                                1996
                                                                                             ------------
         Sales:
            As reported...................................................................   $   136,371
            Pro forma.....................................................................   $   346,348

         Loss before extraordinary item:
            As reported...................................................................   $   (65,606)
            Pro forma.....................................................................   $    (1,364)

NOTE 3 -- ACQUISITIONS AND LICENSES

         On July 17, 1998, pursuant to an agreement with ALARIS Medical, ALARIS Medical Systems, Instromedix ("Instromedix") and its shareholders dated June 24, 1998, ALARIS Medical Systems acquired all of the outstanding common stock of Instromedix and subsequently merged Instromedix with and into itself. The total consideration for the Instromedix acquisition included approximately (i) $51,000 in cash, subject to certain adjustments, (ii) the assumption of indebtedness of Instromedix of approximately $5,500 and (iii) the payment of certain seller transaction expenses in the amount of $1,000. The acquisition payment was funded with $30,000 of ALARIS Medical Systems' bank term debt and proceeds from an ALARIS Medical debt offering. On July 28, 1998, ALARIS Medical completed the sale of $109,892 of 11-1/8% Senior Discount Notes (the "Senior Discount Notes"), due 2008, receiving net proceeds of $106,321. A portion of the net proceeds of the sale of the notes was also used to repay certain borrowings under a bank credit facility.

         The acquisition was accounted for as a purchase, whereby the purchase price, including related expenses, was allocated to identified assets and liabilities, based upon their respective fair values. The allocation included acquired in-process research and development of $22,800, which was immediately written-off, and other identifiable intangible assets of $21,130, which are being amortized over their estimated weighted-average useful lives of ten years. The other identifiable intangible assets of $21,130 include: completed technology of $16,700, representing current product technology as opposed to product under development; customer base of $3,390, representing the value of existing customer accounts; assembled workforce of $770, representing core engineers, sales and technical service forces and executives; and trademarks of $270. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $18,012, was recorded as goodwill and is being amortized over its estimated life of ten years. Pro forma data has not been presented as such results would not differ materially from the historical results presented.

         The Company is using the Instromedix purchased in-process research and development to create new cardiac disease diagnosis, monitoring and management products which will become part of the arrhythmia event recorders and LifeSigns system product suites over the next several years. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of approximately $4,000 to complete the projects, of which approximately $500 was incurred in 1998 and approximately $2,000 and $1,500 are expected to be incurred during 1999 and 2000, respectively. The Company completed the development and released the arrhythmia event recorder during the first quarter of 1999, using the purchased in-process technology. The LifeSigns system product suite development is expected to be complete and the product released during 2000. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the products will be achieved.

         In 1998, the Securities and Exchange Commission (the "SEC") issued a letter to the American Institute of Certified Public Accountants SEC Regulations Committee encouraging them to develop additional guidelines in determining in-process research and development ("IPR&D") charges related to acquisitions accounted for under the purchase method of accounting. The SEC also indicated its suggested practices in determining such charges. Prior to this letter, the Company had completed its accounting for the Instromedix acquisition on a basis consistent with that used for acquisitions in prior years and included the aforementioned $22,800 IPR&D charge in its third quarter operating results. The Company utilized the services of a third-party valuation firm in order to determine the appropriate allocation of the Instromedix purchase price to the acquired identifiable intangible assets. The Company's third quarter operating results were included in the Company's Amended Form S-4 Registration Statement filed with the SEC during the fourth quarter of 1998. Such registration statement was reviewed by the SEC and declared effective in January 1999. The Company believes that a significant portion of the Instromedix value was related to technology under development at the time the transaction was consummated and is consistent with the economic substance from the buyer's perspective. As a result, the Company has elected not to retroactively apply different valuation methods to its determination of the Instromedix acquired IPR&D.

However, the SEC previously reviewed the Company's third quarter operating results, made inquiries into the accounting for the Instromedix acquisition and requested and was provided the underlying appraisal, there can be no assurance that the SEC will not require the Company to utilize different valuation methods and retroactively apply such results.

         During the second quarter of 1998, the Company acquired the net assets of Patient Solutions, Inc. ("PSI") for $5,250. PSI was a wholly owned subsidiary of Invacare Corporation and was focused on the development of an ambulatory pump for use in the alternate-site market. The transaction was accounted for as a purchase with the net assets acquired recorded at their estimated fair values. The rights to the pump under development were valued at $4,421 and were recorded as a non-recurring charge included in purchased in-process research and development. The nature of the efforts required to develop the purchased in-process technology into a commercially viable product principally relate to designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company expects to incur a total of $1,000 to complete the project, of which approximately $400 was incurred in 1998 and $600 is projected to be incurred 1999. It is anticipated that the pump will be released during 1999. The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the pump will be achieved.

         Also during the second quarter of 1998, the Company licensed technology from Caesarea Medical Electronics Limited ("Caesarea") for a pole mounted volumetric infusion pump being designed for developing international markets. At the time of license, the development of the applications and functionality required by the Company had not reached technological feasibility and no alternative uses were identified. As a result, the initial license payment and related expenses of approximately $1,200 were recorded as purchased in-process research and development during the second quarter. Under the terms of the license agreement, the Company is obligated to pay additional consideration up to an aggregate of $4,000 to Caesarea upon timely completion of certain development milestones, which primarily relate to different product releases. In December 1998, upon completion of the first milestone, the Company paid $750 to Caesarea. Due to the completed technology obtained, the Company capitalized such payment and plans to capitalize future license fees and amortize such costs over the eighteen year license period. The Company expects that additional products using the purchased in-process technology will be released during 1999.

NOTE 4 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             1997           1998
                                                                                          ----------     ----------
RECEIVABLES:
    Trade receivables...................................................................  $   73,282     $   88,493
    Allowance for doubtful accounts.....................................................      (3,259)        (2,946)
                                                                                          ----------     ----------
                                                                                              70,023         85,547

    Current portion of net investment in sales-type leases (Note 9).....................      13,383         16,748
                                                                                          ----------     ----------
                                                                                          $   83,406     $  102,295
                                                                                          ----------     ----------
                                                                                          ----------     ----------

INVENTORIES:
    Raw materials.......................................................................  $   24,144     $   35,024
    Work-in-process.....................................................................       8,363          5,719
    Finished goods......................................................................      29,159         38,742
                                                                                          ----------     ----------
                                                                                          $   61,666     $   79,485
                                                                                          ----------     ----------
                                                                                          ----------     ----------

PREPAID EXPENSES AND OTHER CURRENT ASSETS:
    Deferred income tax asset...........................................................  $   19,135     $   20,757
    Other...............................................................................       4,125          4,489
                                                                                          ----------     ----------
                                                                                          $   23,260     $   25,246
                                                                                          ----------     ----------
                                                                                          ----------     ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land................................................................................  $      640     $      640
    Building and leasehold improvements.................................................      14,000         14,799
    Machinery and equipment.............................................................      30,970         39,464
    Information technology..............................................................       9,017         18,537
    Furniture and fixtures..............................................................       5,401          5,786
    Instruments under operating lease contracts.........................................      20,338         22,683
    Construction-in-process.............................................................       9,138         10,511
                                                                                          ----------     ----------
                                                                                              89,504        112,420
    Accumulated depreciation and amortization...........................................     (34,139)       (50,430)
                                                                                          ----------     ----------

                                                                                          $   55,365     $   61,990
                                                                                          ----------     ----------
                                                                                          ----------     ----------

 Depreciation expense was $5,827, $17,417 and $18,906 for 1996, 1997 and 1998,
                                 respectively.

                                                                                                 DECEMBER  31,
                                                                                          -------------------------
                                                                                             1997           1998
                                                                                          ----------     ----------
OTHER NON-CURRENT ASSETS:
    Debt issue costs....................................................................  $   15,734    $    18,468
    Other...............................................................................         545          3,920
                                                                                          ----------     ----------

                                                                                          $   16,279    $    22,388
                                                                                          ----------     ----------
                                                                                          ----------     ----------

INTANGIBLE ASSETS:
    Goodwill............................................................................  $  180,381    $   198,543
    Patents.............................................................................      28,661         45,646
    Product licensing and distribution fees.............................................       3,837          4,587
    Supply agreements...................................................................      10,758         10,758
    Trademarks..........................................................................      90,000         90,270
    Workforce...........................................................................       7,100          7,870
    Customer base.......................................................................           -          3,390
                                                                                          ----------     ----------
                                                                                             320,737        361,064
    Accumulated amortization............................................................     (32,804)       (50,046)
                                                                                          ----------     ----------

                                                                                          $  287,933    $   311,018
                                                                                          ----------     ----------
                                                                                          ----------     ----------

         In October 1991, the Company entered into a marketing, distribution and development arrangement with Pharmacia and Upjohn, Inc. ("Pharmacia") (the "Pharmacia Transaction"), pursuant to which Pharmacia obtained the exclusive right to market and distribute IMED's infusion products in a territory that included most of Europe. During 1996, the Company entered into an agreement with Pharmacia to reacquire for approximately $11,000 the European distribution rights to IMED's intravenous infusion pumps and related disposable administration sets and certain related assets. The purchase price was allocated between the tangible assets and the distribution fee based upon their estimated fair values. The amount allocated to the distribution fee has been capitalized net of the unamortized deferred revenue resulting from the 1991 sale of the aforesaid European distribution rights to Pharmacia which was being amortized over the fifteen-year term of the original distribution agreement. The net distribution fee is being amortized over approximately ten years, which represents the remaining term of the original distribution agreement.

         Amortization expense was $4,672, $16,871 and $17,242 during 1996, 1997 and 1998, respectively.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
    Income taxes payable................................................................  $    2,721     $    2,285
    Compensation........................................................................      13,556         12,912
    Warranty............................................................................      12,855         13,848
    Interest............................................................................       4,000          5,452
    Other...............................................................................      19,536         17,843
                                                                                          ----------     ----------

                                                                                          $   52,668     $   52,340
                                                                                          ----------     ----------
                                                                                          ----------     ----------

OTHER NON-CURRENT LIABILITIES:
    Deferred income tax liability.......................................................  $    4,283     $   14,321
    Deferred revenue....................................................................           -          3,568
    Warranty............................................................................       6,225          3,560
    Other...............................................................................           -            482
                                                                                          ----------     ----------

                                                                                          $   10,508     $   21,931
                                                                                          ----------     ----------
                                                                                          ----------     ----------

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                   DECEMBER 31,
                                                                                      ------------------------------
                                                                                          1997               1998
                                                                                      ------------      ------------
Bank credit facility
    Term loan facilities ...........................................................  $    198,750      $    211,262
    Revolving credit facilities  ...................................................        25,200                 -
9.75% senior subordinated notes due 2006............................................       200,000           200,000
11.125% Senior Discount Notes due 2008..............................................             -           115,092
7.25% convertible subordinated debentures due 2002..................................        16,152            16,152
Other...............................................................................         6,028             3,784
                                                                                      ------------      ------------
                                                                                           446,130           546,290
    Current portion.................................................................       (14,559)          (15,423)
                                                                                      ------------      ------------

Long-term debt......................................................................  $    431,571      $    530,867
                                                                                      ------------      ------------
                                                                                      ------------      ------------

BANK CREDIT FACILITY:

         In connection with the Merger, the Company entered into a $250,000 bank credit facility (the "Credit Facility") with a syndicate of financial institutions which consisted of $200,000 of term loans ($75,000 Tranche A Term Loans maturing in 2002, $42,500 Tranche B Term Loans maturing in 2003, $42,500 Tranche C Term Loans maturing in 2004 and $40,000 Tranche D Term Loans maturing in 2005) and a $50,000 revolving credit facility maturing in 2002. In July 1998, in connection with the Instromedix acquisition, the Company amended the Credit Facility ("The Credit Facility Amendment"). The Credit Facility Amendment, among other things, increased the revolving credit facility to $60,000 and provided the Company an additional $30,000 under the Tranche D term debt. The Company used the $30,000 term debt borrowing, along with approximately $2,000 from the revolving credit line, to fund the initial payments required upon closing the Instromedix acquisition. No principal balance was outstanding under the revolving credit facility at December 31, 1998.

      During January and February 1998, Tranche A, B, C and D term loans bore interest at a Eurodollar rate plus 2.5%, 3.0%, 3.5% and 3.75%, respectively. Borrowings under the revolving credit facility bear interest at the same rate as Tranche A. Effective March 1998, the Credit Facility was amended and interest rates decreased to a Eurodollar rate plus 2.25% for the revolving credit facility and Tranche A loans and a Eurodollar rate plus 2.5% for Tranches B, C and D. Such total rates were 7.6% and 7.8%, respectively, at December 31, 1998. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering approximately 50% of its term loan borrowings to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 1998, the Company had outstanding an interest rate protection agreement with commercial banks, having a total notional principal amount of $92,150. That agreement effectively changed the Company's interest rate exposure on its floating rate debt and resulted in a weighted average interest rate of 8.9% on the Credit Facility borrowings at December 31, 1998. The Credit Facility contains various operating and financial covenants, as well as certain covenants relating to reporting requirements. As of December 31, 1998, the Company was in compliance with all such covenants.

SENIOR SUBORDINATED NOTES:

         In connection with the Merger, on November 19, 1996, the Company issued $200,000 of senior subordinated notes due 2006 (the "Notes"). The Notes bear interest at a rate of 9.75% per annum, which is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1997. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2001 at the redemption prices set forth in the indenture plus accrued and unpaid interest to the date of redemption. In the event of a change of control, as defined in the indenture, holders of the Notes will have the right to require the Company to purchase their Notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Notes are subject to certain financial and reporting covenants.

SENIOR DISCOUNT NOTES:

         On July 28, 1998, subsequent to closing the Instromedix acquisition, the Company issued $189,000 of Senior Discount Notes at a discount from their principal amount at maturity to generate gross proceeds to the Company of $109,892. Upon receipt of net proceeds of $106,321, the Company paid its remaining obligations of approximately $22,700 to the Instromedix shareholders and contributed the remaining net proceeds of approximately $81,700, after issuance costs, to ALARIS Medical Systems, as required under the Credit Facility Amendment. ALARIS Medical Systems then repaid $27,500 outstanding under its revolving credit facility.

         The Senior Discount Notes bear interest at a rate of 11-1/8% per annum. Interest accruing on these notes is added to the outstanding principal balance through July 31, 2003. Interest accruing beginning August 1, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The notes will mature on August 1, 2008. The notes are senior in right of payment to all subordinated indebtedness of ALARIS Medical and rank PARI PASSU in right of payment with all existing and future senior indebtedness of the Company, including indebtedness incurred under the bank credit facility. On or prior to August 1, 2001, under certain conditions ALARIS Medical has the option to redeem a portion of the notes at 111.125% of the then accreted value. On or subsequent to August 1, 2001, the Company may redeem the notes at 105.6% of the then accreted value with the redemption price declining each year thereafter. Effective August 1, 2006, the redemption price is 100.0% of the then outstanding accreted value. In the event of a change of control, as defined in the indenture, holders of the Senior Discount Notes will have the right to require the Company to purchase their notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior Discount Notes are subject to certain financial and reporting covenants.

DEBENTURES:

         At December 31, 1998, the Company had outstanding $16,152 of 7.25% convertible subordinated debentures due 2002 (the "Convertible Debentures"). The Convertible Debentures are convertible at the option of the holder into common stock of the Company at any time prior to maturity at a conversion price of $18.14 per share, subject to adjustment in certain events. The Convertible Debentures mature on January 15, 2002, with interest payable semi-annually on each January 15 and July 15. The Convertible Debentures are redeemable in whole or in part at the option of the Company at any time on or after January 15, 1993, at the redemption prices set forth in the indenture, together with accrued and unpaid interest. Holders may require the Company to repurchase the Convertible Debentures, in whole or in part, in certain circumstances involving a change in control of the Company. The Convertible Debentures are subordinate to all existing or future senior indebtedness of the Company, and are also effectively subordinated to liabilities of the Company's subsidiaries. The indenture does not restrict the incurrence of senior indebtedness or other indebtedness by the Company or any subsidiary.

         In connection with the Merger, the Company redeemed the remaining $21,924 principal amount of its 15% subordinated debentures plus a 10% premium. As a result of this transaction, the Company recognized an extraordinary loss for the year ended December 31, 1996, on the extinguishment of debt of $1,630, net of income tax benefit of $878.

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

OTHER DEBT:

      Other debt primarily consists of consideration owed to Siemens Infusion Systems, Ltd. ("SIS") resulting from IVAC Medical Systems, Inc.'s acquisition of the MiniMed product line from SIS in 1993. In accordance with the acquisition agreement, the Company's remaining obligation to SIS is the greater of $3,000, or 8% of the prior year's product sales in 1999. The original liability was discounted at an imputed interest rate of 7% and recorded as debt. The unamortized discount, which is amortized using the interest method over the term of the payments, is $52 at December 31, 1998.

Maturities of long-term debt during the years subsequent to December 31, 1998 are as follows:

         1999..............................................................    $    15,423
         2000..............................................................         14,051
         2001..............................................................         22,060
         2002..............................................................         45,311
         2003..............................................................         32,825
         Thereafter........................................................        416,620
                                                                               -----------
                                                                               $   546,290
                                                                               -----------
                                                                               -----------

NOTE 6 - INCOME TAXES

         The (benefit from) provision for income taxes comprises the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1996          1997          1998
                                                                      ----------    ----------    ----------
         Current:
             Federal...............................................   $        -    $        -    $      472
             State.................................................          609            94           361
             Foreign...............................................        1,000         4,511         3,008
                                                                      ----------    ----------    ----------
                Total Current......................................        1,609         4,605         3,841
                                                                      ----------    ----------    ----------

         Deferred:
             Federal...............................................       (1,964)       (6,984)          126
             State.................................................         (307)         (745)           34
             Foreign...............................................          (68)         (176)           99
                                                                      ----------    ----------    ----------
                Total Deferred.....................................       (2,339)       (7,905)          259
                                                                      ----------    ----------    ----------

                (Benefit from) provision for income taxes..........   $     (730)   $   (3,300)   $    4,100
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------

         The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (35%) and the effective income tax rate comprise the following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                1996           1997          1998
                                                                            ----------     ----------    ----------
   Taxes computed at statutory rate........................................ $  (22,554)    $   (4,395)   $   (7,119)
   State income taxes, net of federal benefit..............................        199           (492)          257
   Effect of foreign operations............................................      3,516            649         1,391
   Amortization of non-deductible intangible assets........................        574          1,944         2,299
   Federal tax credits.....................................................     (2,343)          (513)         (473)
   Debt conversion expense.................................................      3,400              -             -
   Acquired in-process research and development............................     14,960              -         7,980
   Items affected by valuation allowance...................................      1,243              -             -
   Other, net..............................................................        275           (493)         (235)
                                                                            ----------     ----------    ----------
   Benefit from income taxes before extraordinary item.....................       (730)        (3,300)        4,100
                                                                            ----------     ----------    ----------
Extraordinary item:
   Taxes computed at statutory rate........................................       (853)             -             -
   State income taxes, net of federal benefit..............................        (25)             -             -
   Items affected by valuation allowance...................................          -              -             -
                                                                            ----------     ----------    ----------
                                                                                  (878)             -             -
                                                                            ----------     ----------    ----------
Total   ................................................................... $   (1,608)    $   (3,300)   $    4,100
                                                                            ----------     ----------    ----------
                                                                            ----------     ----------    ----------

         The components of the net deferred tax assets included in other assets as of December 31, 1997 and 1998 are as follows:

                                                                                               1997          1998
                                                                                           ----------    ----------
Deferred tax assets:
    Net operating loss carryforwards..................................................     $   20,074    $   13,013
    Accrued liabilities and reserves..................................................         19,019        21,526
    Unearned income...................................................................          2,126         3,311
    Credit carryforwards..............................................................          5,156         6,097
    Inventory.........................................................................          2,771         3,246
    Property, plant and equipment.....................................................            926             -
    Miscellaneous.....................................................................          1,157         1,010
                                                                                           ----------    ----------
                                                                                               51,229        48,203
    Valuation allowance...............................................................         (1,427)       (2,029)
                                                                                           ----------    ----------

    Total deferred tax assets.........................................................         49,802        46,174

Deferred tax liabilities:
    Intangible assets.................................................................         33,973        38,455
    Property, plant and equipment.....................................................              -           302
    Miscellaneous.....................................................................            977           981
                                                                                           ----------    ----------
Net deferred tax assets...............................................................     $   14,852    $    6,436
                                                                                           ----------    ----------
                                                                                           ----------    ----------

         As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $36,750 and $3,319, respectively. Additionally, as of December 31, 1998, the Company had a foreign tax credit carryforward and an alternative minimum tax credit carryforward of approximately $3,068 and $1,024, respectively, for federal tax purposes and research and development tax credits of approximately $1,814 and $294 for federal and state purposes, respectively. The federal and state net operating loss carryforwards expire from 1999 to 2012. The foreign tax credit expires from 2001 to 2003 and the research and development tax credits expire from 2005 to 2011.

         As a result of certain changes in the Company's stock ownership which occurred during 1996, portions of the above described carryforwards are subject to annual income offset limitations on a prospective basis. Accordingly, approximately $10,801 of the federal net operating loss carryforward, approximately $552 of the federal alternative minimum tax credit carryforward and approximately $1,659 and $294 of the respective federal and state research and development credits are subject to a general annual income offset limitation of approximately $4,000. Additionally, certain built-in gains recognized by the Company will increase the annual utilization rate of the net operating losses. The Company also possesses certain unrealized built-in losses which will be subject to the annual utilization limitation when recognized.

NOTE 7 - STOCK OPTION PLANS

         The Company maintains several stock option plans under which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors and consultants.

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

STOCK OPTION ACTIVITY:

         Activity for 1996, 1997 and 1998 with respect to these plans is as follows:

                                                                                   SHARES             OPTION
                                                                                 UNDERLYING          PRICE PER
                                                                                   OPTIONS             SHARE
                                                                                 ----------     -----------------
Outstanding at December 31, 1995..............................................     1,093        $ 1.81  -  $ 6.93
   Granted....................................................................     2,861        $ 2.28  -  $ 3.78
   Exercised..................................................................       (14)       $ 1.81  -  $ 1.81
   Canceled...................................................................      (312)       $ 1.81  -  $ 3.47
                                                                                  ------

Outstanding at December 31, 1996..............................................     3,628        $ 1.81  -  $ 6.93
   Granted....................................................................       936        $ 3.19  -  $ 6.22
   Exercised..................................................................      (125)       $ 1.81  -  $ 3.69
   Canceled...................................................................      (479)       $ 1.81  -  $ 4.16
                                                                                  ------

Outstanding at December 31, 1997..............................................     3,960        $ 1.81  -  $ 6.93
   Granted....................................................................       468        $ 3.66  -  $ 6.75
   Exercised..................................................................      (119)       $ 1.81  -  $ 3.81
   Canceled...................................................................      (307)       $ 1.81  -  $ 6.93
                                                                                  ------

Outstanding at December 31, 1998..............................................     4,002        $1.81  -   $ 6.93
                                                                                  ------
                                                                                  ------

         At December 31, 1998, options for 2,047 shares were exercisable at $1.81-$6.75 under the plans and 3,120 shares were available for future grant. Additionally, as of December 31, 1998, 7,122 shares of common stock were reserved for issuance pursuant to the Company's stock option plans.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans, the Company's reported net loss would be increased to the pro forma amounts indicated below:

                                                                                  DECEMBER 31,
                                                                  ------------------------------------------
                                                                      1996            1997          1998
                                                                  ----------     -----------    -----------
         Net loss:
             As reported.......................................   $  (67,236)    $    (9,626)   $   (24,439)
             Pro forma.........................................   $  (68,235)    $   (11,836)   $   (26,053)

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1996, 1997 and 1998, respectively; dividend yields of 0%, expected volatility of 180%, 164% and 186%, risk free interest rates of 6.2%, 5.8% and 4.6%, and expected lives ranging from 2 to 7 years.

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

         The following table summarizes information about employee stock-based compensation plans outstanding at December 31, 1998:

   OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1998

                                               WEIGHTED
                                                AVERAGE           WEIGHTED                        WEIGHTED
              RANGE OF                         REMAINING           AVERAGE                        AVERAGE
              EXERCISE          NUMBER        CONTRACTUAL         EXERCISE     NUMBER             EXERCISE
               PRICES        OUTSTANDING      LIFE-YEARS           PRICE     EXERCISABLE            PRICE
            -------------    -----------      ----------          --------   -----------          --------
            $1.81 - $2.81            481           6.35             $2.07            247            $2.02
            $2.81 - $3.00          1,929           9.39             $2.99          1,097            $2.99
            $3.09 - $3.19            559          10.14             $3.12            337            $3.12
            $3.22 - $3.69            488           2.21             $3.64            278            $3.64
            $3.75 - $6.22            511           3.58             $5.10             86            $4.83
            $6.47 - $6.75             34           3.53             $6.73              2            $6.72
            -------------    -----------       --------            ------    -----------          -------
            $1.81 - $6.75          4,002           7.46             $3.28          2,047            $3.07
            -------------    -----------       --------            ------    -----------          -------
            -------------    -----------       --------            ------    -----------          -------

NOTE 8 - BENEFIT PLANS

PENSION PLANS:

         The Company had a defined benefit pension plan (the "Plan") which covered substantially all of its U.S. employees as of December 31, 1993. On December 1, 1993, the Company's Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 1, 1993. All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits. No contributions to the Plan were required during 1996, 1997 or 1998 due to the prepaid position of the Plan during those years.

         The following table sets forth the change in the benefit obligation and the change in the Plan assets during the years ended December 31, 1997 and 1998 and the Plan's estimated funded status and amounts recognized in the Company's balance sheet as of December 31, 1997 and 1998:

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             1997           1998
                                                                                          ----------     ----------
CHANGE IN BENEFIT OBLIGATION:
    Benefit obligation at beginning of year.............................................  $    9,822     $   11,442
    Service cost........................................................................         210            253
    Interest cost.......................................................................         725            754
    Benefits paid.......................................................................        (186)          (201)
    Actuarial loss......................................................................         871              -
                                                                                          ----------     ----------
    Benefit obligation at end of year...................................................  $   11,442     $   12,248
                                                                                          ----------     ----------
                                                                                          ----------     ----------

CHANGE IN PLAN ASSETS:
    Fair value of Plan assets at beginning of year......................................  $   13,053     $   15,838
    Actual return on Plan assets........................................................       2,971          2,753
    Benefits paid.......................................................................        (186)          (201)
                                                                                          ----------     ----------
    Fair value of Plan assets at end of year............................................  $   15,838     $   18,390
                                                                                          ----------     ----------
                                                                                          ----------     ----------

    Funded status.......................................................................  $    4,396     $    6,142
    Unrecognized actuarial gain.........................................................      (3,761)        (4,941)
                                                                                          ----------     ----------
    Prepaid benefit cost................................................................  $      635     $    1,201
                                                                                          ----------     ----------
                                                                                          ----------     ----------


         The components of net periodic benefit cost (gain) for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                                                         DECEMBER 31,
                                                                            ---------------------------------------
                                                                               1996          1997           1998
                                                                            ----------    ----------     ----------
Service cost  ............................................................  $      181    $      210     $      253
Interest cost ............................................................         706           725            754
Expected return on Plan assets............................................      (1,010)       (1,166)        (1,417)
Recognized actuarial gain.................................................           -          (113)          (156)
                                                                            ----------    ----------     ----------
Net periodic benefit gain.................................................  $     (123)   $     (344)    $     (566)
                                                                            ----------    ----------     ----------
                                                                            ----------    ----------     ----------

Assumptions used in the accounting are as follows:
    Discount rates........................................................        7.45%         6.64%          6.64%
    Rates of increase in compensation levels..............................          NA            NA             NA
    Expected long-term rates of return on assets..........................        9.00%         9.00%          9.00%

NOTE 9 - LEASES

LEASE RECEIVABLES:

         The Company leases instruments to customers under capital and operating lease contracts with terms ranging generally from 1 to 6 years. Certain capital lease agreements obligate the lessee to purchase a specified annual minimum of disposable sets and payment of liquidating damages if the agreement is terminated by the lessee. Anticipated future minimum amounts due under operating leases and capital lease receivables as of December 31, 1998 are as follows:

                                                                                          OPERATING        CAPITAL
    YEAR ENDING DECEMBER 31:                                                                LEASES          LEASES
    ------------------------                                                              ----------     ----------
    1999................................................................................  $    1,313     $   19,675
    2000................................................................................         413         12,797
    2001................................................................................          44          8,341
    2002................................................................................          35          5,822
    2003................................................................................           -          3,202
    Thereafter..........................................................................           -          1,606
                                                                                          ----------     ----------
    Total minimum lease receivables.....................................................  $    1,805     $   51,443
                                                                                          ----------     ----------
                                                                                          ----------     ----------


         The net investment in sales-type leases consists of the following:

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                              1997           1998
                                                                                          ----------     ----------
    Minimum lease payments..............................................................  $   59,051     $   51,443
    Unguaranteed residual value of leased equipment.....................................         753            411
    Unearned interest income............................................................     (14,136)       (13,552)
    Allowance for uncollectible lease receivables.......................................      (1,881)        (2,443)
                                                                                          ----------     ----------
    Net investment in sales-type leases.................................................      43,787         35,859
    Current portion.....................................................................     (13,383)       (16,748)
                                                                                          ----------     ----------
    Net investment in sales-type leases, less current portion...........................  $   30,404     $   19,111
                                                                                          ----------     ----------
                                                                                          ----------     ----------

LEASE COMMITMENTS:

         The Company leases buildings and equipment under non-cancelable operating and capital leases with terms ranging from approximately 2 to 10 years. Scheduled future minimum lease commitments as of December 31, 1998 are as follows:

                                                                                           OPERATING       CAPITAL
    YEAR ENDING DECEMBER 31:                                                                LEASES          LEASES
    ------------------------                                                              ----------      ---------
    1999................................................................................  $    5,552      $     210
    2000................................................................................       5,597            210
    2001................................................................................       5,429            183
    2002................................................................................       5,307            130
    2003................................................................................       4,608             71
    Thereafter..........................................................................      11,552              -
    ------------------------                                                              ----------      ---------
                                                                                          $   38,045            804
                                                                                          ----------
                                                                                          ----------

    Lease amounts representing interest.................................................                       (140)
    ------------------------                                                                              ---------
    Capital lease obligation............................................................                        664
    Less current portion................................................................                       (152)
    ------------------------                                                                              ---------
                                                                                                          $     512
    ------------------------                                                                              ---------
    ------------------------                                                                              ---------

         Rental expense was $3,474, $4,722 and $5,451 during 1996, 1997 and 1998, respectively.

NOTE 10 - RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES

         In connection with the Merger (Note 2), management performed a review of the operating activities of both IMED and IVAC Medical Systems, Inc. in order to reduce costs and maximize synergies. Management identified duplicative costs to eliminate and developed and implemented plans to consolidate and integrate the companies' operations including product strategies, manufacturing, service centers, research and development, marketing and other administrative functions. As a result, the Company recorded non-recurring charges related to the implementation of these plans of $15,277 and $20,902 in 1996 and 1997, respectively.

         In connection with the Instromedix acquisition (Note 3), management, with the assistance of consultants, is performing a review of the operating activities of the acquired company and is assessing how to best integrate and leverage the Instromedix operations with ALARIS Medical. During 1998, the Company incurred $1,901 in costs associated with this integration. In February 1999, the Company announced its plans to relocate the Instromedix operations, including manufacturing of Instromedix products, to San Diego.

         The following summarizes the significant components of the Company's 1996, 1997 and 1998 restructuring, integration and other non-recurring charges included in the Consolidated Statement of Operations:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                    1996        1997         1998
                                                                                   ------      ------      -------
                                                                                           (IN MILLIONS)
RESTRUCTURING
    Severance and related benefits...............................................  $  4.4      $  1.3      $     -
    Cost to vacate facilities....................................................     3.4           -            -
    Write-off unused furniture, fixtures and equipment...........................     1.5           -            -
    Distributor terminations.....................................................      .8           -            -
    Other........................................................................      .5           -            -
                                                                                   ------      ------      -------
       Total restructuring.......................................................    10.6         1.3            -

INTEGRATION AND OTHER NON-RECURRING CHARGES
    Information systems conversion costs.........................................       -         4.8            -
    Write-off of product distribution license....................................       -         4.5            -
    Maquiladora settlement and related costs.....................................       -         4.1            -
    Write-off of instrument tooling..............................................       -         1.7            -
    Facilities moving expenses and Company name change...........................       -         1.6            -
    Consulting and bonuses.......................................................     4.7         1.4          1.6
    Other........................................................................       -         1.5           .3
                                                                                   ------      ------      -------
       Total restructuring, integration and other non-recurring charges..........  $ 15.3      $ 20.9      $   1.9
                                                                                   ------      ------      -------
                                                                                   ------      ------      -------

         In 1997, the Company reviewed its products and related research and development activities and market opportunities in order to focus on projects that will provide greater competitive advantage and stockholder return. That review resulted in the termination and write-off of a product distribution and license agreement with a third party developer of an ambulatory and alternate site infusion pump. The $4,500 charge related to such termination is included in the 1997 integration cost and includes a $4,300 non-cash charge representing the intangible asset that had been recorded associated with such agreement.

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

         The Company recorded a non-recurring charge of $4,100 during the quarter ended June 30, 1997 relating to the settlement with Cal Pacifico and the legal fees and other costs associated therewith. The individual costs included within such non-recurring charge consist of approximately $2,700 of settlement and legal fees and approximately $1,400 of idle labor costs and start-up costs incurred in connection with the implementation of interim assembly plans during the contract dispute.

         In addition to restructuring and integration costs included in the Consolidated Statement of Operations in 1996, estimated dealer termination costs as well as severance and benefits costs related to the acquired company's personnel in the amount of approximately $2,800 were also accrued. In accordance with generally accepted accounting principles, such items effectively increased the amount of goodwill recorded in connection with the Merger and were not included in the approximately $15,277 restructuring and integration expense included in the consolidated statement of operations for the year ended December 31, 1996.

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

         The Company paid $260, $27,000 and $2,700 during 1996, 1997, and 1998, respectively, for restructuring and integration activities. The Company has approximately $1,700, and $800 accrued related to restructuring and integration costs at December 31, 1997 and 1998, respectively. The Company anticipates that the remaining accrued integration costs will be paid during 1999.

NOTE 11 - EARNINGS PER SHARE

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                           1996           1997            1998
                                                                        ----------     ----------      ---------
BASIC EARNINGS PER SHARE
   Loss before extraordinary item.....................................  $  (65,606)    $   (9,626)     $ (24,439)
   Less:  dividends and accretion on mandatorily
      redeemable preferred stock......................................        (962)             -              -
                                                                        ----------     ----------      ---------

   Loss available to common stockholders before
      extraordinary item..............................................     (66,568)        (9,626)       (24,439)
   Extraordinary item.................................................      (1,630)             -              -
                                                                        ----------     ----------      ---------
   Net loss available to common stockholder...........................  $  (68,198)    $   (9,626)     $ (24,439)
                                                                        ----------     ----------      ---------
                                                                        ----------     ----------      ---------

   Weighted average common shares outstanding
      during the period...............................................      20,343         58,644         58,710

   Basic earnings per share before extraordinary item.................  $   (3.27)     $    (0.16)     $   (0.42)
   Extraordinary item.................................................      (0.08)              -              -
                                                                        ---------      ----------      ---------
   Basic earnings per share...........................................  $   (3.35)     $    (0.16)     $   (0.42)
                                                                        ----------     ----------      ---------
                                                                        ----------     ----------      ---------

         Net loss per common share assuming no dilution and dilution are the same for 1996, 1997 and 1998 as the Company experienced a net loss for the years ended December 31, 1996, 1997 and 1998. The Company's 7.25% Debentures were not included in the calculation of diluted earnings per share in 1996, 1997 and 1998 as they are antidilutive. For each of the years presented, the $16,152 of Convertible Debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $703, net of taxes, to net income, due to the reduction in interest expense. Options outstanding at December 31, 1996, 1997 and 1998 were not included in the computation of diluted earnings per share because the Company reported losses for these years and the effect would be antidilutive. Had such options been included, the weighted average shares would have increased by 370, 1,361 and 1,507 for 1996, 1997 and 1998, respectively.

NOTE 12 - RELATED PARTY ARRANGEMENTS

         In June 1996, ALARIS Medical purchased General Electric Capital Corporation's warrant to acquire common shares equal to 10% of IMED's common stock, on a fully diluted basis, for $12,500. The warrant acquired by ALARIS Medical was then canceled.

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

         On July 28, 1998, subsequent to closing the Instromedix acquisition, the Company issued $189,000 of Senior Discount Notes at a discount from their principal amount at maturity to generate gross proceeds to the Company of $109,892. Upon receipt of net proceeds of $106,321, the Company paid its remaining obligations of approximately $22,700 to the Instromedix shareholders and contributed the remaining net proceeds of approximately $81,700, after issuance costs, to ALARIS Medical Systems, as required under the Credit Facility Amendment. ALARIS Medical Systems then repaid $27,500 outstanding under its Credit Facility.

NOTE 13- PARENT GUARANTOR OF SUBSIDIARY DEBT

         All obligations of ALARIS Medical Systems under the Credit Facility (Note 5) are guaranteed by ALARIS Medical and each existing and subsequently formed or acquired domestic subsidiary of ALARIS Medical. Summarized financial information of ALARIS Medical Systems, the issuer of the Credit Facility, at December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                                                DECEMBER 31,
                                                                                        ---------------------------
                                                                                           1997            1998
                                                                                        -----------     -----------
CONDENSED BALANCE SHEET
    Current assets....................................................................  $   175,309     $   236,470
    Non-current assets................................................................      387,797         407,907
                                                                                        -----------     -----------
                                                                                        $   563,106     $   644,377
                                                                                        -----------     -----------
                                                                                        -----------     -----------

    Current liabilities...............................................................  $    90,225     $    88,326
    Long-term debt and other non-current liabilities..................................      433,934         432,933
                                                                                        -----------     -----------
                                                                                            524,159         521,259
                                                                                        -----------     -----------
    Total common stock and other stockholder's equity.................................       38,947         123,118
                                                                                        -----------     -----------
                                                                                        $   563,106     $   644,377
                                                                                        -----------     -----------
                                                                                        -----------     -----------




                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                             1996          1997             1998
                                                                         -----------    -----------     -----------
CONDENSED STATEMENT OF OPERATIONS
    Sales...... .......................................................  $   136,371    $   359,077     $   380,068
    Cost of sales......................................................       78,642        188,340         191,232
                                                                         -----------    -----------     -----------

    Gross margin.......................................................       57,729        170,737         188,836

    Total operating expense............................................     (103,838)      (139,950)       (163,448)
    Lease interest income..............................................        2,501          4,559           4,599
                                                                         -----------    -----------     -----------

    (Loss) income from operations......................................      (43,608)        35,346          29,987
    Total other expense................................................        5,796         44,274          41,786
    Provision for (benefit from) income taxes..........................        1,270         (1,900)          7,400
                                                                         -----------    -----------     -----------

    Net loss  .........................................................  $   (50,674)   $    (7,028)    $   (19,199)
                                                                         -----------    -----------     -----------
                                                                         -----------    -----------     -----------

NOTE 14 - SEGMENT INFORMATION

         In 1998, the Company adopted FAS 131. The prior year's segment information has been conformed to present the Company's three reportable segments in accordance with the new standard - (1) North America, (2) International and (3) Instromedix.

         The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (Note 1). Segment data does not include intersegment revenues, or charges allocating corporate-headquarters costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).

         The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business representing the North American Segment. All other international operations including Europe, Asia, Australia and Latin America represent the International segment. The acquisition of Instromedix in 1998 resulted in a third separate operating segment.

         The table below presents information about reported segments for the years ended December 31:

                                         NORTH                                            SHARED
                                        AMERICA       INTERNATIONAL    INSTROMEDIX     SERVICES (A)         TOTAL
                                        -------       -------------    -----------     ------------         -----
1998
    Sales .........................  $   246,631     $   125,007      $     8,430     $         -      $   380,068
    Operating Income (Loss) .......       44,844          29,272          (26,149)        (19,682)          28,285
    Adjusted EBITDA................       65,194          35,732              710          (6,694)          94,942

1997
    Sales .........................  $   240,514     $   118,563      $         -     $         -      $   359,077
    Operating Income (Loss)........       45,445          29,008                -         (41,963)          32,490
    Adjusted EBITDA................       62,588          33,207                -          (6,508)          89,287

1996
    Sales .........................  $   105,577     $    30,794      $         -     $         -      $   136,371
    Operating Income (Loss)........        8,830           6,839                -         (61,027)         (45,358)
    Adjusted EBITDA................       17,947           8,221                -           1,607           27,775

         Reconciliation of total segment adjusted EBITDA to consolidated income before taxes:

                                                                           1996            1997             1998
                                                                      -----------     ------------     ------------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments..................   $    27,775     $    89,287      $    94,942
    Depreciation and amortization..................................        (9,842)        (34,288)         (36,148)
    Net interest...................................................       (12,200)        (43,881)         (47,524)
    Purchased in-process research and development..................       (44,000)              -          (28,334)
    Restructuring, integration and other non-recurring charges.....       (29,291)        (22,509)          (2,175)
    Other reconciling items........................................         1,222          (1,535)          (1,100)
                                                                      -----------     ------------     ------------
       Consolidated loss before income taxes.......................   $   (66,336)    $   (12,926)     $   (20,339)
                                                                      -----------     ------------     ------------
                                                                      -----------     ------------     ------------

(A) Shared services includes amortization of intangibles and certain legal, business development and executive costs.

                                                                                            SALES
                                                                      --------------------------------------------
                                                                          1996            1997             1998
                                                                      -----------     -----------      -----------
PRODUCT LINE INFORMATION
    Drug Infusion..................................................   $   126,410     $   306,212      $   315,617
    Patient Monitoring.............................................         2,992          33,410           34,865
    Service........................................................         6,969          19,455           21,156
    Instromedix....................................................             -               -            8,430
                                                                      -----------     -----------      -----------
                                                                      $   136,371     $   359,077      $   380,068
                                                                      -----------     -----------      -----------
                                                                      -----------     -----------      -----------


                                                         SALES                              LONG-LIVED ASSETS
                                       ------------------------------------------     ----------------------------
                                           1996          1997            1998             1997            1998
                                       -----------    -----------     -----------     -----------      -----------
GEOGRAPHICAL INFORMATION
    United States..................... $   100,200    $   227,002     $   242,603     $   374,854      $   399,591
    International (A).................      36,171        132,075         137,465          15,127           14,916
                                       -----------    -----------     -----------     -----------      -----------
                                       $   136,371    $   359,077     $   380,068     $   389,981      $   414,507
                                       -----------    -----------     -----------     -----------      -----------
                                       -----------    -----------     -----------     -----------      -----------

(A) Includes Canadian sales which are included in the North America unit for segment reporting purposes.

NOTE 15 - CASH FLOW INFORMATION

         Federal, state and foreign income taxes paid during 1996, 1997 and 1998 totaled $3,592, $3,884 and $4,550, respectively. Interest paid during 1996, 1997 and 1998 totaled $8,960, $40,576 and $38,044, respectively.

         The Company sold 433 shares for $2,374 of its Alteon common stock during 1996. The sale resulted in a realized gain of $686 for the year ended December 31, 1996.

         In connection with the Merger, the Company redeemed all outstanding shares of its 10% Preferred Stock and Convertible Preferred Stock, plus accrued and unpaid dividends for $7,844.

NOTE 16- CONTINGENCIES AND LITIGATION

GOVERNMENT REGULATION

         The United States Food and Drug Administration (the "FDA"), pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), regulates the introduction of medical devices into commerce, as well as testing manufacturing procedures, labeling, adverse event reporting and record-keeping with respect to such products. The process of obtaining market clearances from the FDA for new products can be time-consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products. Enforcement of the FDC Act depends heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not have a material adverse effect on the business, financial condition, results of operations or cash flows. The FDA and state agencies routinely inspect the Company to determine whether the Company is in compliance with various requirements relating to manufacturing practices, testing, quality control, complaint handling, medical device reporting and product labeling. Such inspections can result in such agencies requiring the Company to take certain corrective actions for non-complying conditions observed during the inspections. A determination that the Company is in violation of the FDC Act could lead to the imposition of civil sanctions, including fines, recall orders, orders for repair or refund or product seizures and criminal sanctions. Since 1994, the Company has on seventeen occasions temporarily removed products from the market or issued safety alerts regarding products that were found not to meet performance standards. None of such recalls materially interfered with the Company's operations and all such product lines, except the Model 599 Series infusion pump, were subsequently returned to the market. The Company continues, however, to sell administration sets and replacement parts for the Model 599 Series infusion pump. In addition, the Company has initiated a voluntary safety alert of its Model 597/598 and Model 599 Series infusion pumps. Moreover, the Company has initiated a voluntary recall of approximately 50,000 of its Gemini PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which may cause the battery to overheat. The Company recorded a charge of $2,500 to cost of sales for the quarter ended March 31, 1997 on account of this voluntary recall. The Company initiated a voluntary recall of its Signature Edition infusion pumps to correct a malfunction of an electronic line filter component (which malfunction may occur when a user fails to follow the Company's written cleaning instructions and can result in an electrical short). The Company is not aware of the occurrence of any injury incidents relating to a malfunction of this type. Further, in November 1998, the Company initiated a voluntary safety alert regarding the Signature Edition infusion pumps advising to check for the proper installation of a spring in the pumping mechanism assembly. In the third quarter of 1998, the Company initiated a recall of its Gemini PC-4 infusion pumps to correct certain electro-mechanical problems which may cause one or more channels of the device to audibly and visibly alarm and temporarily cease operation. The Company has also initiated a mandatory field upgrade of its P-1000, P-2000, P-3000 and P-4000 syringe pumps because under certain circumstances a rate change can occur. In April 1999, the Company will initiate a mandatory field upgrade of the Gemini PC-2T CE (220V) product, distributed only in certain countries outside the U.S., for failure to audibly alarm when a certain type of failure occurs. Although there can be no assurance, the Company believes that these voluntary recalls, along with adjustments and corrections that may be made to various Company products from time to time as an ordinary part of the business of the Company, will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

LITIGATION

         The Company is a defendant in a lawsuit filed in June 1996 by Sherwood Medical, Inc. against IVAC which alleges infringement of two patents by reason of certain activities including the sale by IVAC of disposable probe covers for use with the Company's infrared tympanic thermometer. The lawsuit sought injunctive relief, treble damages and the recovery of costs and attorney fees. The jury failed to reach a verdict in this litigation and the Court has declared a mistrial. Sherwood has asked the Court for a retrial, which is tentatively scheduled for August 1999. The Company believes it has sufficient defenses to all claims, including the defenses of noninfringement and invalidity and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows.

         The Company is a defendant in a lawsuit filed on April 20, 1998 and served on October 28, 1998, by Becton Dickinson and Company ("Becton") against ALARIS Medical Systems, Inc., which alleges infringement of a patent licensed to Becton by reason of certain activities, including the sale of the Company's SmartSite needle-free system. Becton has requested a permanent injunction enjoining the Company from infringing the patent in suit. No amount of monetary damages has been specified by Becton, however, the complaint requests damages as appropriate and all gains, profits and advantages derived by or from the Company's infringement of the patent, as well as prejudgment interest, costs, expenses and reasonable attorney's fees. The Company believes it has sufficient defenses to all claims, and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Becton and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the Company's operations, financial condition and cash flows. In addition, the Company filed a lawsuit on December 4, 1998 against Becton. The lawsuit, which is pending in the United States District Court for the Southern District of California, alleges infringement of two patents, one owned by the Company and one licensed to the Company, by reason of certain activities, including the sale of Becton's Atrium needle free valve. The lawsuit seeks injunctive relief, damages and the recovery of costs and attorney fees.

UNITED STATES CUSTOMS SERVICE MATTER

         During the years 1988 through 1995, Cal Pacifico acted as the Company's United States customs broker and importer of record with respect to the importation into the United States of finished products ("Finished Products") assembled at the Company's two maquiladora assembly plants in Tijuana, Mexico. In May 1995, Cal Pacifico received a pre-penalty notice from the United States Customs Service ("Customs") to the effect that Customs intended to assess additional duties and substantial penalties against Cal Pacifico for its alleged failure, during the years 1988 through 1992, to comply with certain documentary requirements regarding the importation of goods on behalf of its clients, including the Company. Customs recently assessed additional duties with respect to Cal Pacifico's importation of goods on behalf of its clients, including the importation of the Company's Finished Products, for the years 1993 and 1994, and it is anticipated that Customs will issue a pre-penalty notice to Cal Pacifico in respect to these years as well (collectively with the amounts referred to in the immediately preceding sentence, the "Disputed Amounts"). The Company has been advised by its special Customs counsel that, under applicable law, no person, by fraud, gross negligence or negligence, may (i) import merchandise into the commerce of the United States by means of any material and false document, statement or act, or any material omission, or (ii) aid or abet any other person to import merchandise in such manner. No proceeding has been initiated by Customs against the Company in respect of the matters which are the subject of the proceeding against Cal Pacifico. Since Cal Pacifico was the Company's United States customs broker and importer of record during each of the foregoing years, the Company believes that it is unlikely that Customs will assess against the Company any portion of the Disputed Amounts.

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

NOTE 17 - SUMMARIZED QUARTERLY DATA (UNAUDITED)

         The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 1998 and 1997 is as follows:

                                                          1ST QUARTER    2ND QUARTER    3RD QUARTER     4TH QUARTER
                                                          -----------    -----------    -----------     -----------
1998
    Sales ............................................    $  86,971      $   90,683     $   94,227      $  108,187
    Gross margin .....................................       42,117          44,184         47,555          54,980
    Income (loss) from operations.....................       11,908           8,310         (8,692)         16,759
    Net income (loss).................................          207          (1,968)       (22,981)            303
    (Loss) income per common share
       assuming no dilution (1).......................    $       -      $     (.03)    $     (.39)     $     .01
                                                          ---------      -----------    -----------     ---------
                                                          ---------      -----------    -----------     ---------
    (Loss) income per common share
       assuming dilution (1)..........................    $       -      $     (.03)    $     (.39)     $     .01
                                                          ---------      -----------    -----------     ---------
                                                          ---------      -----------    -----------     ---------

1997
    Sales ............................................    $  81,995      $   88,072     $   86,830      $  102,180
    Gross margin .....................................       35,025          40,711         44,430          50,571
    Income (loss) from operations.....................        3,718            (725)        14,260          15,237
    Net (loss) income.................................       (4,315)         (7,002)         1,094             597
    (Loss) income per common share
       assuming no dilution (1).......................    $    (.07)     $     (.12)    $      .02      $     .01
                                                          ---------      -----------    -----------     ---------
                                                          ---------      -----------    -----------     ---------
    (Loss) income per common share
       assuming dilution (1)..........................    $    (.07)     $     (.12)    $      .02      $     .01
                                                          ---------      -----------    -----------     ---------
                                                          ---------      -----------    -----------     ---------

--------------------------------
(1) Income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share will not necessarily equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND KEY EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the Directors and certain key executive officers of the Company at March 22, 1999:

     NAME                                                     AGE                 POSITION
     ----                                                     ---  ---------------------------------------
     ALARIS MEDICAL AND ALARIS MEDICAL SYSTEMS:
        Jeffry M. Picower...................................  56   Director, Chairman of the Board
        William J. Mercer...................................  50   Director, President and Chief
                                                                       Executive Officer
        Norman M. Dean(1)...................................  78   Director
        Henry Green.........................................  56   Director
        Richard B. Kelsky(1)................................  43   Director
        William C. Bopp.....................................  55   Vice President and Chief Financial
                                                                       Officer

     ALARIS MEDICAL SYSTEMS:
        John A. de Groot(2).................................  43   Vice President, Secretary and General
                                                                        Counsel
        Anthony B. Semedo...................................  47   Vice President of Corporate
                                                                        Development
        Richard M. Mirando..................................  55   Vice President of Operations
        Henk van Rossem.....................................  56   Vice President and General Manager,
                                                                       International
        Jake St. Philip.....................................  46   Vice President and General Manager,
                                                                       North America
        James E. May........................................  47   Vice President and General Manager,
                                                                       Instromedix

--------------------------
(1)   Member of Audit, Compensation and Stock Option Committee
(2)   Mr. de Groot is also Secretary of ALARIS Medical, Inc.

         JEFFRY M. PICOWER--Mr. Picower was a Director, Vice President and the Assistant Treasurer of ALARIS Medical from September 1988 to March 1989 and Vice Chairman from December 1988 to June 1989. Mr. Picower was re-elected as a Director and Co-Chairman of the Board of ALARIS Medical in March 1993 and became Chairman of the Board in May 1993. Mr. Picower served as Chief Executive Officer of ALARIS Medical from September 1993 to November 1996. Mr. Picower has served as Chairman of the Board of ALARIS Medical Systems since the effective date of the Merger. He has, since 1984, been Chairman of the Board and Chief Executive Officer of Monroe Systems for Business, Inc. ("Monroe"), a worldwide office equipment, distribution and service organization of which Mr. Picower is the sole shareholder. Mr. Picower has been a Director of Physician Computer Network, Inc. ("PCN") since January 1994 and Chairman of the Board of PCN since June 1994. PCN, a corporation whose principal shareholder is Mr. Picower, operates a computer network linking its office-based physician members to health care organizations.

         WILLIAM J. MERCER--Mr. Mercer became a Director, the President and the Chief Executive Officer of each of ALARIS Medical Systems and ALARIS Medical on the effective date of the Merger. Mr. Mercer served as the Chief Financial Officer of each of ALARIS Medical Systems and ALARIS Medical from March 1997 until August 1997. Prior to the effective date of the Merger, Mr. Mercer served as President, Chief Executive Officer and a Director of IVAC Medical Systems and President and a Director of IVAC Holdings since May 1995, and Chief Executive Officer of IVAC Holdings since January 1996. Prior to joining IVAC Medical Systems, Mr. Mercer held various positions, primarily in medical imaging at Mallinckrodt, Inc. for 17 years, most recently as Senior Vice President. Prior to that, Mr. Mercer worked at Becton Dickinson Inc. and Abbot Laboratories, Inc.

         NORMAN M. DEAN--Mr. Dean has been a Director of ALARIS Medical since 1989. Mr. Dean has been a Director and President of Foothills Financial Corporation, a venture capital company, since January 1985 and Chairman of the Board of Miller Diversified Corp., a commercial cattle feeder, since May 1990.

         HENRY GREEN--Mr. Green was President and Chief Operating Officer of ALARIS Medical from September 1990 to March 1993 and has been a Director of ALARIS Medical since 1991. Mr. Green was employed by PCN in March 1993 and elected as President of PCN in May 1993, Chief Executive Officer of PCN in June 1994 and a Director of PCN in July 1993. Mr. Green served as President and Chief Executive Officer of PCN until his retirement in December 1997.

         RICHARD B. KELSKY--Mr. Kelsky has served as a Director of ALARIS Medical since June 1989. Mr. Kelsky is a Director of Monroe and served as Vice President and General Counsel of Monroe from 1984 to 1996. Mr. Kelsky has served as Vice Chairman of Monroe since 1996. Mr. Kelsky has served as a Director of PCN since January 1992.

         WILLIAM C. BOPP--Mr. Bopp became Vice President and Chief Financial Officer of each ALARIS Medical, Inc. and ALARIS Medical Systems, Inc., on March 22, 1999. Prior to joining ALARIS, he was executive vice president and chief financial officer of C.R. Bard, Inc. since 1995. Since 1980, Mr. Bopp has held positions of increasing responsibility with Bard, a $1.2 billion developer, manufacturer and marketer of health care products, including vascular, urological and oncological and interventional products. Bard's products are sold worldwide to hospitals, health care professionals, and extended care and alternate-site facilities. In addition to his most recent position, from 1995 until 1999, Mr. Bopp also served as a member of the board of directors of Bard. He is a graduate of Harvard College, Cambridge, MA, and completed his MBA, Finance, from the Harvard Business School.

         JOHN A. DE GROOT--Mr. de Groot became the Secretary of each of ALARIS Medical and ALARIS Medical Systems in March 1997. Mr. de Groot became a Vice President and General Counsel of ALARIS Medical Systems as of November 1996. Prior thereto, Mr. de Groot served as a Vice President and General Counsel of IVAC Holdings, Inc. and IVAC Medical Systems since April 1995. From January 1991 to December 1996, Mr. de Groot was a partner in the law firm of Brobeck, Phleger & Harrison LLP, a firm he had been associated with since March 1987.

         ANTHONY B. SEMEDO--Mr. Semedo became Vice President of Corporate Development in January 1998. From November 1996 until February 1998, Mr. Semedo served as Vice President of Research, Development and Engineering of ALARIS Medical Systems. Prior thereto, Mr. Semedo served as Vice President of Research and Development of IVAC Medical Systems since February 1995. From September 1994 to February 1995, Mr. Semedo served as Vice President of Quality of IVAC Medical Systems. From August 1992 to September 1994, Mr. Semedo served as the Business Development Manager of the cardiovascular business and the Quality Assurance Manager of the medical devices and diagnostics division of Eli Lilly and Company. Eli Lilly and Company are engaged in the discovery, development, manufacture and sale of products, and the provision of services in the life sciences industry.

         RICHARD M. MIRANDO--Mr. Mirando became Vice President of Operations of ALARIS Medical Systems as of November 1996. Prior thereto, Mr. Mirando served as Vice President and General Manager of International Business of IVAC Medical Systems since January 1995. From 1978 to January 1995, Mr. Mirando held various positions, including Marketing Manager, Director of Market Planning and Research, Director of Sales, Executive Director of International Operations, Vice President Sales and Marketing-Fluid Delivery Division, Vice President-Corporate Accounts and Pricing, and Vice President-Corporate Quality/ Service Business Unit, with IVAC Medical Systems.

         HENK VAN ROSSEM--Mr. van Rossem became Vice President and General Manager, International of ALARIS Medical Systems in January 1997. Prior thereto, Mr. van Rossem held various international marketing and sales positions with Mallinckrodt Group, Inc. since 1984. Mr. van Rossem's last position with Mallinckrodt Group, Inc. was Vice President and General Manager of the European nuclear medicine division.

         JAKE ST. PHILIP--Mr. St. Philip became Vice President and General Manager, North America, as of July 1998. He previously served as Vice President of Sales, North America of ALARIS Medical Systems as of November 1996. Prior thereto, Mr. St. Philip served as Vice President of Sales, North America of IVAC Medical Systems since June 1994. From 1981 to June 1994, Mr. St. Philip held various sales and marketing positions with IVAC Medical Systems. Additional prior experience includes sales positions with Johnson & Johnson and M&M/Mars. Mr. St. Philip holds a BS degree in Marketing from the University of New Orleans.

         JAMES E. MAY--Mr. May is Vice President and General Manager for the Instromedix Division of ALARIS Medical Systems. Prior to the July 1998 acquisition, Mr. May served as President and CEO of Instromedix. Mr. May served as President and CEO of Legacy Portland Hospitals from 1992 to 1996 prior to joining Instromedix. Mr. May holds an MBA from the University of Chicago in Finance and Health Administration and a BS degree in Psychology and Chemistry from Ohio State University.

         SALLY M. GRIGORIEV--Ms. Grigoriev is the Vice President of Quality and Regulatory Affairs for ALARIS Medical Systems. Prior to joining IVAC Medical Systems in January 1995, she served as the Vice President of Quality and Regulatory Affairs at U.S. Medical Instruments, Inc. and Block Medical, Inc. respectively. While at Block Medical, she established and implemented all quality and regulatory systems. Ms. Grigoriev held various management positions at IMED Corporation from 1982 to 1990, including Principal Manufacturing Engineer, Quality Engineering Manager, Manufacturing Engineering Manager, and Quality Assurance Manager. Ms. Grigoriev holds a B.S. degree, Chemical Engineering, from the University of California, Santa Barbara.

         RICHARD H.SALZAR--Mr. Salzar is Vice President, Far East and Latin America, for ALARIS Medical Systems. Mr. Salzar previously served as the Vice President of International Operations for IMED Corporation for two years. From April 1982 to June 1994, Mr. Salzar held positions of increasing responsibility with IMED's international business, including European Business Manager in Abingdon, England. Mr. Salzar holds an M.B.A. and B.S. degree, Business Administration - Finance, from San Diego State University.

         KEVIN WHITELEY--Mr. Whiteley became Vice President, Marketing, of ALARIS Medical Systems as of November 1996. Previously, Mr. Whiteley served as IMED Corporation's Vice President of Marketing and Business Development. Prior to joining IMED in 1996, he held various positions of responsibility from 1981 to 1995 at McGaw, Inc. Mr. Whiteley's last position with McGaw was Director of Business Development. Mr. Whiteley holds an MBA, with a focus on Marketing and Finance, and a Bachelor's degree in Business Administration, emphasizing Marketing, from the University of Arizona.

         L. JAMES RUNCHEY--Mr. Runchey is the Vice President of Human Resources for ALARIS Medical Systems. He joined IVAC Medical Systems in May 1995. Prior to IVAC, Mr. Runchey served as Vice

President of Human Resources and Administration for Magma Power Company from 1988 to 1995, where he was responsible for all aspects of Human Resources management, facilities, safety and training. Mr. Runchey holds a B.S. degree in Management from San Diego State University.

         There are no family relationships among the above Directors and executive officers.

BOARD OF DIRECTORS

         The Board of Directors of ALARIS Medical consists of five members. Directors serve for terms of one year and until their successors are duly elected and have qualified. The members of the Board of Directors of ALARIS Medical also serve as and constitute all of the members of the Board of Directors of ALARIS Medical Systems.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ALARIS Medical's executive officers, Directors and persons who beneficially own more than 10% of a registered class of ALARIS Medical's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such individuals are required by regulations promulgated by the Securities and Exchange Commission to furnish ALARIS Medical with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports furnished to ALARIS Medical, or written representations that no reports were required, ALARIS Medical believes that during 1998, all of its executive officers, Directors and greater-than-10% beneficial owners complied with the Section 16(a) filing requirements applicable to them with the exception of the following late filings: (i) Mr. Picower filed one Form 4 approximately 10 months late disclosing two transactions involving stock options granted; (ii) Mr. Greenberg, a former member of the board of directors filed one Form 4 approximately 7 months late disclosing 4 transactions involving the purchase of shares of Common Stock; (iii) Mr. May, who became subject to Section 16(a) requirements in February, 1999, filed one Form 3 approximately 1 month late;
(iv) Mr. St. Philip filed one Form 4 approximately 8 months late disclosing one transaction involving the grant of stock options.

ITEM 11.    EXECUTIVE COMPENSATION

         The following table summarizes certain information regarding compensation paid or accrued by ALARIS Medical, its subsidiaries or IVAC Medical Systems to or on behalf of ALARIS Medical's Chief Executive Officer, each of the four most highly compensated executive officers of ALARIS Medical Systems, other than the Chief Executive Officer, whose total annual salary and bonus for the years ended December 31, 1998, 1997 and 1996 exceeded $100,000 (collectively, the "Named Executive officers").


                           SUMMARY COMPENSATION TABLE


                                                         ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                          -------------------------------------------  --------------------------------
                                                                          OTHER                             ALL
                                                                         ANNUAL         SECURITIES         OTHER
                                             SALARY         BONUS     COMPENSATION      UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR      ($)(1)        ($)(2)        ($)(3)           OPTIONS            ($)
---------------------------      -------- -----------    ----------------------------  --------------------------------
WILLIAM J. MERCER                  1998      434,154       388,800             -               -           15,761
  President and Chief Executive    1997      400,008       360,000             -               -            6,366
    Officer (4)                    1996      319,334       312,965             -         600,000        2,998,298

JOHN A. DE GROOT                   1998      207,308       172,200             -               -            5,000
  Vice President, Secretary and    1997      200,004        87,395             -               -            3,559
    General Counsel                1996      131,254       125,232             -         180,000          384,108

RICHARD M. MIRANDO                 1998      210,385        92,880             -               -            5,000
   Vice President of Operations    1997      197,316        71,047             -               -            4,750
                                   1996      181,319        92,401        13,216         180,000          625,939

HENK VAN ROSSEM                    1998      217,925       114,317        13,556               -           22,953
   Vice President and General      1997      200,823        75,594        17,923         180,000           44,078
     Manager, International        1996            -             -             -               -                -

ANTHONY B. SEMEDO                  1998      180,383       156,722             -               -            5,000
   Vice President of Corporate     1997      160,008        70,318             -               -            4,750
     Development                   1996      146,808       100,804             -         180,000          671,210

--------------------------
(1) 1996 "Salary" amounts for the Named Executives consists of salaries paid by IVAC Medical Systems through November 1996 and salaries paid by ALARIS Medical Systems for December 1996. 1997 and 1998 salaries were paid by ALARIS Medical Systems or its subsidiaries.

(2) 1996 "Bonus" amounts for the Named Executives represents amounts earned in their respective positions with IVAC Medical Systems prior to the Merger but paid by ALARIS Medical Systems.

(3)  Amounts represent automobile allowances paid by the Company.

(4) Mr. Mercer also served as Chief Financial Officer from September 19, 1998 to March 22, 1999.

                                                                                STOCK
                                               COMPANY                         OPTION                      TOTAL
                                             RETIREMENT      RELOCATION     CANCELLATION                   OTHER
NAME                               YEAR   CONTRIBUTIONS(1)   PAYMENTS(2)     PAYMENT(3)       OTHER    COMPENSATION
----                               ----   ----------------  ------------     ----------       -----    -------------
WILLIAM J. MERCER                  1998         5,000                -               -      10,761(5)        15,761
                                   1997         4,750                -               -       1,616(4)         6,366
                                   1996         4,120          271,980       2,722,198           -        2,998,298

JOHN DE GROOT                      1998         5,000                -               -           -            5,000
                                   1997         3,559                -               -           -            3,559
                                   1996         3,000                -         381,108           -          384,108

RICHARD M. MIRANDO                 1998         5,000                -               -           -            5,000
                                   1997         4,750                -               -           -            4,750
                                   1996         5,440           23,202         597,297           -          625,939

HENK VAN ROSSEM                    1998        22,953                -               -           -           22,953
                                   1997        17,568           26,510               -           -           44,078
                                   1996             -                -               -           -                -

ANTHONY B. SEMEDO                  1998         5,000                -               -           -            5,000
                                   1997         4,750                -               -           -            4,750
                                   1996         4,404            8,568         658,238           -          671,210

--------------------------
(1) Represents contributions made by the Company (and by IVAC Medical Systems prior to the Merger) to match pre-tax elective deferral contributions made by the Named Executives to retirement plans.

(2) Represents relocation and temporary living expenses paid by IVAC Medical Systems and the Company.

(3) Represents stock option cancellation payments paid by the Company in connection with the Merger for unexercised stock options previously granted under the IVAC Holdings 1995 stock option plan.

(4)  Represents life insurance premium paid by the Company.

(5) Represents the fair value of noncash awards grossed-up to cover applicable state and federal income taxes.


EMPLOYMENT AGREEMENTS

         In August 1996, Mr. Mercer entered into an employment agreement whereby he became employed full time by the Company upon consummation of the Merger. The agreement is for a term of five years, subject to automatic renewal for successive one-year periods and to earlier termination as provided therein. The agreement provides for, among other things, a base salary of $400,000, certain annual and additional bonuses in an aggregate amount up to 100% of Mr. Mercer's base annual salary in each such year, options to purchase an aggregate of 600,000 shares of Common Stock, and, in the event Mr. Mercer's employment is terminated by the Company without cause or disability (as defined therein), or by Mr. Mercer for good reason (as defined therein), severance payments in an amount equal to Mr. Mercer's base salary annually until the end of the employment term. The agreement also contains certain confidentiality, non-solicitation and non-competition provisions.

         In January 1998, Mr. Mercer's employment agreement was amended whereby the base salary was increased to $432,000 effective January 1, 1998.

SEVERANCE PLAN

         Effective through December 31, 1999, the Company has in place a severance plan, which provides employee severance pay and benefits in the event of an involuntary termination without cause. The amount of severance and benefits is based upon position and length of service with the Company and ranges from a minimum of seven weeks' compensation up to one year's base salary for senior executives. In the event of an involuntary termination related to a change in control of the Company, the severance plan provides severance of up to two years' base salary and bonus for senior executives.

STOCK-BASED BENEFIT PLANS

         1988 STOCK OPTION PLAN. Under the Third Amended and Restated 1988 Stock Option Plan of ALARIS Medical (the "1988 Option Plan"), incentive stock options with respect to shares of Common Stock ("ISOs"), as provided in Section 422 of the Internal Revenue Code, may be granted to key employees of the Company, and non-qualified stock options with respect to shares of Common Stock ("NQSOs") may be granted to key employees, Directors (except Directors eligible to participate in the Directors Plan), and officers of the Company and affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of Common Stock that may be issued under the 1988 Option Plan is 1,700,200. The number of shares of Common Stock which remain available for issuance under the 1988 Option Plan is 1,441,447, of which 535,901 are subject to currently outstanding options.

         The 1988 Option Plan is administered by a committee appointed by the Board of Directors of ALARIS Medical (the "1988 Committee"). No member of the 1988 Committee is eligible to receive options under the 1988 Option Plan.

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

         1996 STOCK OPTION PLAN. Under the 1996 Stock Option Plan of ALARIS Medical (the "1996 Option Plan"), ISOs with respect to shares of Common Stock may be granted to key employees of the Company, and NQSOs with respect to shares of Common Stock may be granted to key employees, Directors (except Directors eligible to participate in the Directors Plan), and officers of the Company and its affiliates, as well as independent contractors and consultants performing services for such entities. The maximum aggregate number of shares of Common Stock that may be issued under the 1996 Option Plan is 5,500,000. The number of shares of Common Stock which remain available for issuance under the 1996 Option Plan is 5,474,125, of which 3,369,056 are subject to currently outstanding options.

         The 1996 Option Plan is administered by the Board of Directors of ALARIS Medical or a committee appointed by the Board of Directors of ALARIS Medical (the "1996 Committee"). No member of the 1996 Committee is eligible to receive options under the 1996 Option plan.

         Pursuant to the 1996 Option Plan, the purchase price of shares of Common Stock subject to ISOs must be not less than the fair market value of the Common Stock at the date of the grant; provided that the purchase price of shares subject to ISOs granted to any Ten Percent Shareholder must be not less than 110% of the fair market value of the Common Stock at the date of the grant. With respect to NQSOs, the purchase price of shares will be determined by the 1996 Committee at the time of the grant, but will not be less than the par value of a share of Common Stock. The maximum term of an option may not exceed 10 years from the date of grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant. Options granted vest and become exercisable as determined by the 1996 Committee. Under the 1996 Option Plan, no more than 600,000 shares of Common Stock (subject to certain adjustments) may be awarded to any one employee in any calendar year. During the lifetime of an optionee, his or her options may be exercised only by such optionee or by his or her guardian or legal representative, except that the 1996 Committee may permit a NQSO to be transferred to and exercised by one or more transferees of an optionee during such optionee's lifetime. Options are not transferable other than (i) as provided in the immediately preceding sentence;
(ii) by will; (iii) by the laws of descent and distribution; or (iv) to a beneficiary upon the death of the optionee.

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

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                    AND OPTION VALUES AS OF DECEMBER 31, 1998

                                                                                              VALUE OF UNEXERCISED
                                                            NUMBER OF SECURITIES                  IN-THE-MONEY
                            SHARES                         UNDERLYING UNEXERCISED              OPTIONS AT 12/31/98
                           ACQUIRED        VALUE                OPTIONS AT 12/31/98                 ($) (1)
                              ON         REALIZED         ----------------------------     ---------------------------
                           EXERCISE          $            EXERCISABLE    UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                           --------      --------         -----------    -------------     -----------   -------------
William J. Mercer              -             -             300,000         300,000           862,500        862,500
John A. de Groot               -             -             108,000          72,000           310,500        207,000
Richard M. Mirando             -             -             108,000          72,000           310,500        207,000
Henk van Rossem                -             -              99,001          80,999           266,115        217,725
Anthony B. Semedo              -             -             108,000          72,000           310,500        207,000

--------------------------
(1) Calculated based on the excess of the closing price of ALARIS Medical's common stock on December 31, 1998 ($5.875) as reported in the NASDAQ National Market Issues published in THE WALL STREET JOURNAL over the option exercise price.

         DIRECTORS PLAN. The Third Amended and Restated 1990 Non-Qualified Stock Option Plan for Non-Employee Directors of ALARIS Medical (the "Directors Plan") was most recently amended (the "Amendment") by the Board of Directors of ALARIS Medical in May 1998. The Amendment was approved by ALARIS Medical's stockholders in June 1998. Under the Directors Plan, each Director of ALARIS Medical ("Eligible Director") who (i) is neither an employee nor officer (other than an officer who does not receive a salary as an officer of ALARIS Medical) of ALARIS Medical or any of its subsidiaries and (ii) has not elected to decline to participate in the Directors Plan pursuant to an irrevocable one-time election made within 30 days after first becoming a Director of ALARIS Medical is eligible to participate in the Directors Plan. An aggregate of 250,000 shares of Common Stock may be issued under the Directors Plan. The number of shares of Common Stock which remained available for issuance under the Directors Plan was 206,800, of which 97,000 are subject to currently outstanding options.

         The Director Plan is administered by a committee (the "Plan Committee") appointed by the Board of Directors of ALARIS Medical consisting of at least two individuals who are not eligible to participate in the Directors Plan. The Plan Committee has the authority to administer all aspects of the Directors Plan other than (i) the grant of NQSOs; (ii) the number of shares of Common Stock subject to NQSOs; (iii) the price at which each share of Common Stock covered by a NQSO may be purchased, all of which are determined automatically under the Directors Plan.

         As a result of the Amendment, NQSOs to purchase 10,000 shares of Common Stock will be granted automatically to any Eligible Director who first becomes an Eligible Director after May 28, 1998 on the next succeeding business day following his or her becoming an Eligible Director. In addition, NQSOs to purchase 10,000 shares of Common Stock are granted automatically to each Eligible Director on the anniversary date of his or her preceding NQSO grant under the Directors Plan and every year thereafter during the term of the Directors Plan, PROVIDED that such Eligible Director continues to be an Eligible Director on the date of each such addition NQSO grant. Moreover, the Chairman of the Board of ALARIS Medical was granted a NQSO to purchase 16,000 shares of Common Stock on May 28, 1998, which NQSO is fully vested and presently exercisable. Other than the aforesaid NQSO grant to the Chairman of the Board of ALARIS Medical, NQSOs granted under the Directors Plan vest and become exercisable in one-third increments for each year of an Eligible Director's service on the Board of Directors of ALARIS Medical from the date of grant of the NQSO. Immediately prior to the Amendment, NQSOs to purchase 15,000 shares of Common Stock, which vest at the rate of 5,000 shares of Common Stock per year, were granted to Eligible Directors every three years.

         Pursuant to the Directors Plan, the purchase price of shares of Common Stock subject to NQSOs must be equal to the fair market value of a share of Common Stock on the date of the grant of the NQSO. The maximum term of each NQSO may not exceed five years from the date of grant. During the lifetime of an Eligible Director, his or her NQSOs may be exercised only by such Eligible Director or by his or her legal guardian or legal representative, except that the Plan Committee may permit a NQSO to be transferred to and exercised by one or more transferees of such Eligible Director. NQSOs are not transferable other than (i) as provided in the immediately preceding sentence; (ii) by will; (iii) by the laws of descent and distribution; or (iv) to a beneficiary upon the death of the Eligible Director.

         NQSOs granted under the Director Plan are subject to termination under certain circumstances in the event the Eligible Director ceases to be an Eligible Director or becomes an employee of the Company.

         In the event of a change of control, as defined in the Directors Plan, all NQSOs not vested on or prior to the effective time of any such change in control shall vest immediately prior to such effective time. Unless otherwise determined by the Plan Committee at the time of a Change of Control, in the event of a Change of Control all outstanding NQSOs shall terminate and cease to be outstanding immediately following the Change of Control.

COMPENSATION OF DIRECTORS

         Members of the Board of Directors who are not employees of the Company are paid $25,000 per annum and in addition receive $1,000 per board and/or committee meeting attended. In addition, such Directors are entitled to receive options to purchase shares of Common Stock pursuant to the Directors Plan. See "--Stock-Based Benefit Plans--Directors Plan." Travel and accommodation expenses of Directors incurred in connection with meetings are reimbursed by ALARIS Medical. All of the Directors are covered by ALARIS Medical's director's liability insurance policy.

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

         On May 28, 1998, ALARIS Medical granted a NQSO to purchase 16,000 shares of Common Stock to Mr. Picower. The NQSO is fully vested and presently exercisable. On June 11, 1998, Mr. Picower was granted options to purchase 10,000 shares of common Stock pursuant to the Directors Plan. The options vest over three years in one-third increments.

         On September 9, 1998 Mr. Dean and Mr. Kelsky were each granted options to purchase 10,000 shares of Common Stock pursuant to the Directors Plan. The options vest over three years in one-third increments.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The following table sets forth, at March 12, 1999, information regarding the beneficial ownership of Common Stock by (i) all persons known by ALARIS Medical who own beneficially more than 5% of the outstanding Common Stock; (ii) each Director of ALARIS Medical; (iii) each of the Named Executive Officers; and (iv) all Directors and the Named Executive Officers as a group. Unless otherwise stated, ALARIS Medical believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares. In addition, unless otherwise indicated, each such person's business address is 10221 Wateridge Circle, San Diego, California 92121.

                                                                                   SHARES
                                                                                BENEFICIALLY       PERCENTAGE
                                                                                    OWNED          OF TOTAL (1)
                                                                                -----------        ------------
         Jeffry M. Picower...............................................       46,664,209  (2)       77.6%
            South Ocean Blvd.
            Palm Beach, FL 33480
         William J. Mercer...............................................          536,200  (3)        *
         Norman M. Dean..................................................           31,000  (4)        *
         Henry Green.....................................................           13,000  (5)        *
         Richard B. Kelsky...............................................          102,100  (6)        *
         Anthony B. Semedo...............................................          108,600  (7)        *
         Richard M. Mirando..............................................          118,000  (8)        *
         John A. de Groot................................................          113,000  (9)        *
         Henk van Rossem.................................................          108,001  (10)       *
         Jake St. Philip.................................................          110,500  (11)       *
         James E. May....................................................           17,500  (12)       *
         All Directors and Named Executive Officers as a group...........       47,922,110  (13)      79.7%
            (11 individuals)

-------------------------
*   Less than 1%

(1) Calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. At March 12, 1999, ALARIS Medical had 59,234,392 shares of Common Stock outstanding.

(2) Includes (i) 20,079,477 shares of Common Stock owned by Decisions; (ii) 2,489,463 shares of Common Stock owned by JA Special Partnership Limited ("JA Special"); (iii) 24,074,269 shares of Common Stock owned by JD Partnership, L.P. ("JD Partnership") and; (iv) currently exercisable option on 21,000 shares of Common Stock granted under the Directors Plan. Does not include an option to purchase 20,000 shares of Common Stock granted under the Directors Plan that vests over time. Mr. Picower is the sole stockholder and sole Director of Decisions, which is the sole general partner of JD Partnership, and the sole general partner of JA Special. As a result, Mr. Picower shares or has the sole power to vote or direct the vote of and to dispose or direct the disposition of such shares of Common Stock and may be deemed to be the beneficial owner of such shares.

(3) Includes (i) 196,200 shares of Common Stock owned by the William J. Mercer Trust, of which Mr. Mercer is the trustee and a beneficiary; (ii) 22,500 shares of Common Stock owned by the William J. Mercer IRA Rollover of which Mr. Mercer has a pecuniary interest; (iii) 7,500 shares of Common Stock held by the Nikki Mercer IRA Rollover, that Mr. Mercer disclaims any beneficial interest in and; (iv) currently exercisable option on 300,000 shares of Common Stock granted upon consummation of the Merger under the 1996 Option Plan. In addition, pursuant to an employment agreement with the Company, Mr. Mercer has been granted under the 1996 Option Plan an additional option on 300,000 shares of Common Stock that vests over time. See "Management--Employment Agreements."

(4) Includes 16,000 shares of Common Stock owned by Norman Dean, currently exercisable option on 8,000 shares of Common Stock under the Directors Plan, and currently exercisable option on 7,000 shares of Common Stock granted in consideration for service on a special committee of the Board of Directors. Does not include (i) option on an additional 14,000 shares of Common Stock granted under the Directors Plan that vests over time and
      (ii) option on 3,000 shares of Common Stock granted in consideration for service on a special committee of the Board of Directors of ALARIS Medical that vests over time.

(5) Includes: 5,000 shares of Common Stock owned by Mr. Green and currently exercisable option on 8,000 shares. Does not include an option to purchase 4,000 of Common Stock granted under the Directors Plan that vests over time.

(6) Includes (i) 94,100 shares of Common Stock owned by Mr. Kelsky and (ii) currently exercisable option on 8,000 shares of Common Stock granted under the Directors Plan. Does not include option on an additional 14,000 shares of Common Stock granted under the Directors Plan that vests over time.

(7) Includes (i) 600 shares of Common Stock owned by Mr. Semedo and (ii) currently exercisable option on 108,000 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 72,000 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(8) Includes (i) 10,000 shares of Common Stock owned by Richard M. Mirando, and (ii) a currently exercisable option on 108,000 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 72,000 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(9)   Includes (i) 5,000 shares of Common Stock owned by John A. de Groot, and
      (ii) a currently exercisable option on 108,000 shares of Common Stock granted under the 1996 Option Plan. Does not include option of 72,000 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(10) Includes currently exercisable option on 108,001 shares of Common Stock granted under the 1996 Option Plan. Does not include option on an additional 71,999 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(11) Includes currently exercisable option on 110,500 shares of Common Stock granted under the 1996 Option Plan. Does not include option on an additional 89,500 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(12) Includes: (i) 5,000 shares of Common Stock owned by James E. May, and (ii) a currently exercisable option on 12,500 shares of Common Stock granted under the 1996 Option Plan. Does not include option on 87,500 shares of Common Stock granted under the 1996 Option Plan that vests over time.

(13) Includes currently exercisable options on 862,001 shares of Common Stock granted under the 1996 Option Plan and 45,000 shares of Common Stock granted under the Directors Plan.


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

      1.     FINANCIAL STATEMENTS:

             The following financial statements of ALARIS Medical, Inc. and its subsidiaries are included in Part II, Item 8 of this report, on the following pages:

                                                                                                         PAGE
                                                                                                         ----
             Report of Independent Accountants..........................................................  43
             Consolidated Balance Sheet at December 31, 1997 and 1998...................................  44
             Consolidated Statement of Operations for the years ended December 31, 1996,
                1997 and 1998...........................................................................  45
             Consolidated Statement of Cash Flows for the years ended December 31, 1996,
                1997 and 1998...........................................................................  46
             Consolidated Statement of Stockholders' Equity for the period from
                December 31, 1995 to December 31, 1998..................................................  47
             Notes to Consolidated Financial Statements.................................................  48

      2.     FINANCIAL STATEMENT SCHEDULES:

             Schedule II--Valuation and Qualifying Accounts and Reserves for
                the three years ended December 31, 1998

             Schedule III--Condensed Financial Information of ALARIS Medical,
                Inc. as of December 31, 1997 and 1998 and for the three years ended December 31, 1998.

             All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.

      3.     EXHIBITS:

  EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
  -----------                          -----------------------
     1.0    --    Purchase Agreement July 28, 1998 among ALARIS Medical, Inc.,
                  ALARIS Medical Systems, Inc., IVAC Overseas Holdings, Inc.,
                  ALARIS Release Corporation, Bear, Stearns & Co., Inc., BT
                  Alex. Brown Incorporated and Donaldson, Lufkin & Jenrette
                  Securities Corporation. (Incorporated by reference to the
                  Registration Statement on Form S-4 of ALARIS Medical, Inc.
                  dated December 24, 1998.)

     2.1    --    Agreement and Plan of Merger dated June 24, 1998 by and among
                  ALARIS Medical, Inc., ALARIS Medical Systems, Inc., Herbert J.
                  and Shirley L. Semler, Instromedix, Inc. and the shareholders of Instromedix, Inc. (Incorporated by reference to Exhibit 2
                  (a) to The Company's report on Form 8-K dated July 30, 1998.)



  EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
  -----------                          -----------------------
     2.2    --    Agreement to Purchase Selected Assets dated May 18, 1998 among
                  ALARIS Medical Systems, Inc., Invacare Corporation and Patient
                  Solutions, Inc. (Incorporated by reference to Exhibit 2.1 (a)
                  to ALARIS Medical's Form 10-Q for the quarterly period ended
                  June 30, 1998).

     3.1    --    Certificate of Incorporation of Advanced Medical, Inc. and
                  form of Certificate of Incorporation of Advanced Medical,
                  Inc., as amended. (Incorporated by reference to Exhibit 3.1(a)
                  to the Prospectus/Joint Proxy Statement, dated March 3, 1989, of Fidata Corporation, Advanced Medical, Inc. and Controlled
                  Therapeutics Corporation included and forming part of the
                  Registration Statement on Form S-4 of Advanced Medical, Inc.
                  (the "Prospectus/Joint Proxy Statement")).

     3.2    --    By-Laws of Advanced Medical, Inc., as amended. (Incorporated by reference to Exhibit 3.1(b) to the Prospectus/Joint Proxy
                  Statement.)

     3.3    --    Amendments to Articles First and Fourth of the Restated
                  Certificate of Incorporation of Advanced Medical, Inc.
                  (Incorporated by reference to Exhibits A and B to Advanced
                  Medical Inc.'s Proxy Statement, dated August 15, 1990, for its
                  Special Meeting of Stockholders held on September 7, 1990).

     3.4    --    Amendment to Article Fourth of the Restated Certificate of
                  Incorporation of Advanced Medical, Inc. (Incorporated by
                  reference to Annex III to Advanced Medical Inc.'s Proxy
                  Statement, dated July 25, 1994, for its Special Meeting of
                  Stockholders held on August 11, 1994).

     4.1    --    Indenture dated as of November 26, 1996 among IMED
                  Corporation, IMED International Trading Corp. and United
                  States Trust Company of New York, as trustee (including form of Notes) (Incorporated by reference to Exhibit 10.2 to the AM
                  December 8-K).

     4.2    --    Indenture Assumption Agreement dated as of November 26, 1996 between IVAC Holdings, Inc. and United States Trust Company of
                  New York, as trustee.*

     4.3    --    Supplemental Indenture dated as of November 26, 1996 between
                  IVAC Overseas Holdings, Inc. and United States Trust Company
                  of New York, as trustee.*

     4.4    --    Registration Rights Agreement dated as of November 26, 1996 among IMED Corporation, IMED International Trading Corp.,
                  Donaldson, Lufkin and Jenrette Securities Corporation, BT
                  Securities Corporation, Bear, Stearns & Co. Inc. and Paribas
                  Corporation.*

     4.5    --    Registration Rights Assumption Agreement dated as of November
                  26, 1996 between IVAC Holdings, Inc. and IVAC Overseas
                  Holdings, Inc.*

     4.6    --    Indenture to U.S. Trust Company of California, N.A., Trustee,
                  dated January 30, 1992. (Incorporated by reference to Exhibit
                  4.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

     4.7    --    Modification Agreement dated February 3, 1995 by and between
                  Advanced Medical, Inc. and Decisions Incorporated.
                  (Incorporated by reference to Exhibit 4.11 to Advanced Medical
                  Inc.'s Annual Report on Form 10-K for the year ended December
                  31, 1994 (the "1994 10-K")).

     4.8    --    Exchange Agreement dated February 3, 1995 by and among
                  Advanced Medical, Inc. and Fidelity Convertible Securities
                  Fund and Fidelity Select Healthcare Fund. (Incorporated by
                  reference to Advanced Medical Inc.'s 1994 10-K).



  EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
  -----------                          -----------------------
     4.9    --    Indenture dated as of July 28, 1998 among ALARIS Medical, Inc.
                  ALARIS Medical Systems, Inc. and United States Trust Company
                  of Texas, N.A., as trustee (including form of Notes).
                  (Incorporated by reference to the Registration Statement on
                  Form S-4 of ALARIS Medical, Inc. dated December 24, 1998)

   4.10     --    Registration Rights Agreement dated as of July 28, 1998 among
                  ALARIS Medical, Inc., ALARIS Medical Systems, Inc., IVAC
                  Overseas Holdings, Inc. ALARIS Release Corporation, Bear,
                  Stearns & Co., Inc., BT Alex. Brown Incorporated and
                  Donaldson, Lufkin and Jenrette Securities Corporation.
                  (Incorporated by reference to the Registration Statement on
                  Form S-4 of ALARIS Medical, Inc. dated December 24, 1998)

   10.1     --    Credit Agreement dated as of November 26, 1996 among Advanced
                  Medical, Inc., IMED Corporation, Various Lending Institutions,
                  Bankers Trust Company, Banque Paribas and Donaldson, Lufkin &
                  Jenrette Securities Corporation (Incorporated by reference to
                  Exhibit 10.1 to the AM December 8-K).

   10.2     --    Employment Agreement dated as of August 23, 1996 among William
                  J. Mercer, IMED Corporation and Advanced Medical, Inc.
                  (Incorporated by reference to Exhibit 10.4 to the AM December
                  8-K).

   10.3     --    Employment Agreement dated as of August 23, 1996 among Joseph
                  W. Kuhn, IMED Corporation and Advanced Medical, Inc.
                  (Incorporated by reference to Exhibit 10.5 to the AM December
                  8-K).

   10.4     --    Advanced Medical, Inc.'s Third Amended and Restated 1988 Stock
                  Option Plan (Incorporated by reference to Annex IV to Advanced
                  Medical, Inc.'s Proxy Statement dated July 25, 1994 for its
                  Special Meeting of Stockholders held on August 11, 1994 (the
                  "AM August 1994 Proxy Statement")).

   10.5     --    Advanced Medical, Inc.'s Second Amended and Restated 1990
                  Non-Qualified Stock Option Plan for Non-Employee Directors
                  (Incorporated by reference to Annex V to the AM August 1994
                  Proxy Statement).

   10.6     --    Form of Indemnification Agreements between IVAC Holdings, Inc.
                  and certain of its directors and officers (Incorporated by reference to Exhibit 10.2 to IVAC Medical System, Inc.'s
                  Report on Form 10-Q for the quarter ended June 30, 1996).

   10.7     --    Wateridge Plaza Office Building Lease Agreement dated as of
                  December 1, 1995 between California Public Employees'
                  Retirement System and IVAC Corporation (Incorporated by
                  reference to Exhibit 10.12 to IVAC Medical Systems, Inc.'s
                  Report on Form 10-K for the year ended December 31, 1995 (the
                  "IVAC 1995 Form 10-K")).

   10.8     --    Activity Road Lease Agreement dated as of October 25, 1995 between Rancho Bernardo Corporate Center Ltd. and IVAC
                  Corporation (Incorporated by reference to Exhibit 10.13 to the
                  IVAC 1995 Form 10-K).

   10.9     --    Kenamar Court Lease Agreement dated as of January 24, 1996 between Brentcrest Properties, Inc. and IVAC Corporation
                  (Incorporated by reference to Exhibit 10.14 of the IVAC 1995
                  Form 10-K).

   10.10    --    Development and Exclusive Distribution Agreement dated May 8,
                  1995 between Debiotech SA and IMED Corporation (Incorporated by reference to Exhibit 10.7 of Amendment No. 2 dated January
                  31, 1996 to Advanced Medical, Inc.'s Report on Form 10-Q for
                  the quarter ended September 30, 1995).



  EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
  -----------                          -----------------------

   10.11    --    Asset Transfer Agreement dated June 26, 1996 among IMED Ltd.,
                  IMED Corporation, Pharmacia AB and Pharmacia & Upjohn Limited
                  with respect to the acquisition of certain European assets
                  (Incorporated by reference to Exhibit 10.28 to Advanced
                  Medical, Inc.'s Report on Form 10-Q for the quarter ended June
                  30, 1996 (the "AM June 1996 Form 10-Q")).

   10.12    --    Assignment Agreement dated June 26, 1996 among IMED
                  Corporation, IMED International Trading Corp., Advanced
                  Medical, Inc. and Pharmacia, AB with respect to the
                  acquisition of European distribution rights (Incorporated by reference to Exhibit 10.29 to the AM June 1996 Form 10-Q).

   10.13    --    Amendment and Waiver No. 1 to Credit Agreement dated as of
                  March 28, 1997. (Filed as an exhibit to Amendment No. 2 to the
                  Registration Statement on Form S-4 (333-18687) of ALARIS
                  Medical Systems, IVAC Overseas and IMED Trading dated May 28,
                  1997.)

   10.14    --    ALARIS Medical, Inc. 1996 Stock Option Plan (Incorporated by
                  reference to Exhibit A to ALARIS Medical, Inc.'s Proxy
                  Statement dated May 5, 1997 for its Annual Meeting of
                  Stockholders (the "ALARIS Proxy Statement")).

   10.15    --    ALARIS Medical, Inc. Third Amended and Restated 1990
                  Non-Qualified Stock Option Plan for Non-Employee Directors
                  (Incorporated by reference to Exhibit B to the ALARIS Proxy
                  Statement).

   10.16    --    Amendment No.2 to Credit Agreement dated as of August 12,
                  1997. (Filed as an exhibit to Amendment No. 6 to the
                  Registration Statement on Form S-4 (333-18687) of ALARIS
                  Medical Systems, IVAC Overseas and IMED Trading dated August
                  19, 1997.)

   10.17    --    Confidential Settlement Agreement and Mutual General Release
                  of all Claims, dated May 11, 1993 by and among Richard L.
                  Grounsell, IMED Corporation, Warner-Lambert Company, Donald
                  O'Neill, John Sifers, Michael Scharing, Dan Kelly and Bud
                  Humphrey. (Incorporated by reference to Exhibit 19.1 to the
                  Company's Report on Form 10-Q for the quarter ended March 31,
                  1993.)

   10.18    --    Consulting Agreement dated March 15, 1993 between Henry Green and Advanced Medical, Inc. (Incorporated by reference to
                  Exhibit 10.89 to Advanced Medical, Inc.'s Annual Report on
                  Form 10-K for the year ended December 31, 1992).

   10.19    --    Amendment No. 3 and Consent to the Bank Credit Agreement dated as of March 4, 1998. (Incorporated by reference to Exhibit
                  10.1 to the Company's Report on Form 10-Q for the quarter
                  ended March 31, 1998).

   10.20    --    Agreement dated May 7, 1998 among ALARIS Medical Systems, Inc.
                  and Caesarea Medical Electronics Limited. (Incorporated by
                  reference to Exhibit 10.1(a) to the Company's Report on Form
                  10-Q for the quarter ended June 30, 1998).

   10.21    --    Agreement to furnish to the Securities and Exchange
                  Commission, upon request, omitted exhibits and schedules from the Agreement dated May 7, 1998. (Incorporated by reference to
                  Exhibit 10.1(b) to the Company's Report on Form 10-Q for the
                  quarter ended June 30, 1998).

   10.22    --    Amendment No. 4 and Consent to the Bank Credit Agreement dated as of July 7, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended
                  March 31, 1998).



  EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
  -----------                          -----------------------

   21       --    List of Subsidiaries of ALARIS Medical, Inc.

   23       --    Consent of PricewaterhouseCoopers LLP.

   27       --    Financial Data Schedule.


--------------------------

* Filed as an exhibit to the Registration Statement on Form S-4 (333-18687) of the Company, IVAC Overseas Holdings, Inc. and IMED International Trading Corp. dated December 24, 1996.

(b)  Report on Form 8-K.

          None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 31, 1999.

                ALARIS MEDICAL, INC.

                By:   /s/  WILLIAM J. MERCER
                     ----------------------------------------------------
                      Name:    William J. Mercer
                      Title:   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         NAME                                            TITLE(S)
                         ----                                            --------
                /s/ JEFFRY M. PICOWER                        Director and Chairman of the Board
-------------------------------------------------------
                  Jeffry M. Picower


                /s/ WILLIAM J. MERCER                        Director, President and Chief Executive Officer
-------------------------------------------------------
                  William J. Mercer


                 /s/ WILLIAM C. BOPP                         Vice President and Chief Financial Officer
-------------------------------------------------------      (Principal Financial and Accounting Officer)
                   William C. Bopp


                  /s/ NORMAN M. DEAN                         Director
-------------------------------------------------------
                    Norman M. Dean


                   /s/ HENRY GREEN                           Director
-------------------------------------------------------
                     Henry Green


                /s/ RICHARD B. KELSKY                        Director
-------------------------------------------------------
                  Richard B. Kelsky

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
-------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)


                                                               ADDITIONS     ADDITIONS
                                                 BALANCE AT    CHARGED TO     CHARGED                       BALANCE AT
                                                  BEGINNING    COSTS AND      TO OTHER                        END OF
                                                  OF PERIOD     EXPENSES     ACCOUNTS(1)   DEDUCTIONS(2)      PERIOD
                                                 ----------    ----------    -----------   -------------    ----------
Deducted from receivables
Allowance for doubtful accounts:
    Year ended December 31, 1996.............    $   875      $    100       $  3,320       $   (210)       $  4,085
    Year ended December 31, 1997.............      4,085           810             -          (1,636)          3,259
    Year ended December 31, 1998.............      3,259           (75)           245           (483)          2,946

-------------------------
(1) Represents amount of allowance for doubtful accounts assigned to accounts receivables acquired in the Merger and the Instromedix acquisition during the years ended December 31, 1996 and 1998, respectively.

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



                                     ASSETS

                                                                                                   DECEMBER 31,
                                                                                           --------------------------
                                                                                              1997            1998
                                                                                           ----------      ----------
Current assets:
    Cash.................................................................................  $       66      $       32
    Receivables, prepaid expenses and other current assets...............................         962           1,045
                                                                                           ----------      ----------

    Total current assets.................................................................       1,028           1,077

Investments in and net advances from subsidiaries........................................      42,862         125,633
Other investments, at cost...............................................................          26              26
Intangible assets, net...................................................................       1,654           1,594
Other non-current assets.................................................................       3,731          12,979
                                                                                           ----------      ----------

                                                                                           $   49,301      $  141,309
                                                                                           ----------      ----------
                                                                                           ----------      ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.....................................................................  $      115      $       99
    Accrued expenses and other current liabilities.......................................       1,085           1,597
                                                                                           ----------      ----------

    Total current liabilities............................................................       1,200           1,696
                                                                                           ----------      ----------

Long-term debt...........................................................................      16,152         131,244
                                                                                           ----------      ----------

Contingent liabilities and commitments (Note 5)

Stockholders' equity:
    Common stock.........................................................................         591             592
    Capital in excess of par value.......................................................     148,341         148,762
    Accumulated deficit..................................................................    (111,330)       (135,769)
    Treasury stock.......................................................................      (2,027)         (2,027)
    Other equity.........................................................................      (3,626)         (3,189)
                                                                                           ----------      ----------

                                                                                               31,949           8,369
                                                                                           ----------      ----------

                                                                                           $   49,301      $  141,309
                                                                                           ----------      ----------
                                                                                           ----------      ----------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                    S-III-1

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC.
                        CONDENSED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)



                                                                                     YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                              1996            1997            1998
                                                                          -----------     -----------     -----------
  General and administrative expense....................................  $     2,278     $     1,716     $     1,702
  Restructuring, integration and other non-recurring charges............            -           1,135               -
  Interest income.......................................................          950              89               6
  Interest expense......................................................       (7,087)         (1,290)         (6,844)
  Debt conversion expense...............................................      (10,000)              -               -
  Equity in earnings (loss) of unconsolidated subsidiaries..............      (49,933)         (6,974)        (19,199)
  Other, net............................................................          716               -               -
                                                                          -----------     -----------     -----------

  Loss before income taxes and extraordinary item.......................      (67,632)        (11,026)        (27,739)
  Income tax benefit....................................................        2,026           1,400           3,300
                                                                          -----------     -----------     -----------

  Loss before extraordinary item........................................      (65,606)         (9,626)        (24,439)
  Extraordinary item:
      Loss on early retirement of debt, net of taxes....................       (1,630)              -               -
                                                                          -----------     -----------     -----------

  Net loss..............................................................      (67,236)         (9,626)        (24,439)
  Accumulated deficit at beginning of year..............................      (34,468)       (101,704)       (111,330)
                                                                          -----------     -----------     -----------

  Accumulated deficit at end of year....................................  $  (101,704)    $  (111,330)    $  (135,769)
                                                                          -----------     -----------     -----------
                                                                          -----------     -----------     -----------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                    S-III-2

                      ALARIS MEDICAL, INC. AND SUBSIDIARIES
     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)



                                                                                      YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                 1996          1997          1998
                                                                              ----------    ----------    -----------
  Net cash used in operating activities.....................................  $   (9,222)   $   (4,918)   $   (25,958)
                                                                              ----------    ----------    -----------

  Cash flows from investing activities:
      Dividends on IMED redeemable preferred stock..........................       4,067             -              -
      Dividends from ALARIS Medical Systems.................................           -         2,215          2,216
      Proceeds from sale of IMED redeemable preferred stock.................       3,350             -              -
      Net decrease in restricted cash.......................................      25,000         2,332              -
      Proceeds from sale of investments.....................................       2,374             -              -
      Return of capital investment..........................................           -           148              -
      Capital contribution to ALARIS Medical Systems........................     (19,588)       (1,595)       (81,671)
                                                                              ----------    ----------    -----------

  Net cash provided by (used in) investing activities.......................      15,203         3,100        (79,455)
                                                                              ----------    ----------    -----------

  Cash flows from financing activities:
      Proceeds from issuance of long-term debt..............................           -             -        109,892
      Proceeds from issuance of common stock................................      40,024             -              -
      Proceeds from exercise of stock options...............................           -           241            275
      Debt repaid in merger.................................................     (24,116)            -              -
      Debt issuance costs...................................................           -             -         (4,788)
      Redemption of preferred stock including related dividends.............      (7,844)            -              -
      Purchase of IMED common stock warrant.................................     (12,500)            -              -
      Repurchase of common stock............................................           -        (1,293)             -
                                                                              ----------    ----------    -----------

  Net cash (used in) provided by financing activities.......................      (4,436)       (1,052)       105,379
                                                                              ----------    ----------    -----------

  Net increase (decrease) in cash...........................................       1,545        (2,870)           (34)
  Cash at beginning of year.................................................       1,391         2,936             66
                                                                              ----------    ----------    -----------

  Cash at end of year.......................................................  $    2,936    $       66    $        32
                                                                              ----------    ----------    -----------
                                                                              ----------    ----------    -----------

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

NOTE 2--INVESTMENTS IN AND NET ADVANCES FROM SUBSIDIARIES:

         ALARIS Medical accounts for its investments in subsidiaries using the equity method. Under the equity method, investments are carried at cost, adjusted for ALARIS Medical's proportionate share of their undistributed earnings or losses. At December 31, 1997 and 1998, investments in and net advances from subsidiaries is comprised of ALARIS Medical Systems common ownership interest and advances of $42,862 and $125,633, respectively.

NOTE 3--LONG-TERM DEBT:

         The terms and maturities of ALARIS Medical's long-term debt are described in Note 5 to the Consolidated Financial Statements.

NOTE 4--CASH FLOW INFORMATION:

         During 1996, IMED redeemed 335 shares of its 12% Preferred Stock (all of which was owned by Advanced Medical) from Advanced Medical for $3,350. In June 1996, Advanced Medical contributed to IMED $8,776 representing the outstanding par value and accrued dividends on all the remaining outstanding shares of IMED's 12% Preferred Stock. The preferred shares were then canceled. IMED made dividend payments to ALARIS Medical of $4,067 during 1996 related to the 12% Preferred Stock.

         The Company sold 433 shares for $2,374 of its Alteon common stock during 1996. The sale resulted in a realized gain of $686 for the year ended December 31, 1996.

         In connection with the Merger, the Company redeemed all outstanding shares of its 10% Preferred Stock and Convertible Preferred Stock, plus accrued and unpaid dividends for $7,844.

         During 1997 and 1998, ALARIS Medical Systems made dividend payments of $2,215 and $2,216, respectively, to ALARIS Medical.

NOTE 5--CONTINGENCIES AND LITIGATION:

         Contingencies and litigation are described in Note 16 to the Consolidated Financial Statements.


                                    S-III-4

                                  EXHIBIT INDEX

  EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
  -----------                             ----------------------
     21               List of Subsidiaries of ALARIS Medical, Inc.
     23               Consent of PricewaterhouseCoopers LLP.
     27               Financial Data Schedule