Form 10-Q
period 1999-03-31
ALARIS MEDICAL INC
filed 1999-05-17
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

    (MARK ONE)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended MARCH 31, 1999 or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from             to
                                   -----------    ------------

Commission File Number:                 33-26398
                        ------------------------------------------

                              ALARIS MEDICAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3492624
-------------------------------                            --------------------
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

On May 5, 1999, 59,247,881 shares of Registrant's Common Stock were outstanding.

                              ALARIS MEDICAL, INC.
-------------------------------------------------------------------------------

                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1 - Financial Statements:
                                                                                    PAGE
                                                                                    ----
        Condensed consolidated balance sheet at
        March 31, 1999 and December 31, 1998.....................................     3

        Condensed consolidated statement of operations for
        the three months ended March 31, 1999 and 1998...........................     4

        Condensed consolidated statement of cash flows for
        the three months ended March 31, 1999 and 1998...........................     5

        Condensed consolidated statement of changes
        in stockholders' equity for the period from
        December 31, 1998 to March 31, 1999 .....................................     6

        Notes to the condensed consolidated financial statements.................     7


    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................................    13


PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings..................................................     23

    Item 6 - Exhibits and Reports on Form 8-K...................................     24

                                   FORM 10 - Q
                                 PART 1 - ITEM 1
                              FINANCIAL INFORMATION

                              ALARIS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                     ASSETS

                                                                             MARCH 31,        DECEMBER 31,
                                                                                1999             1998
                                                                            -------------    --------------
                                                                            (UNAUDITED)
Current assets:
    Cash................................................................... $   39,512        $    29,500
    Receivables, net.......................................................     86,550            102,295
    Inventories............................................................     81,500             79,485
    Prepaid expenses and other current assets..............................     26,230             25,246
                                                                            ----------        -----------
        Total current assets...............................................    233,792            236,526

Net investment in sales-type leases, less current portion..................     16,758             19,111
Property, plant and equipment, net.........................................     65,947             61,990
Other non-current assets...................................................     21,840             22,388
Intangible assets, net.....................................................    306,775            311,018
                                                                            ----------        -----------

                                                                            $  645,112        $   651,033
                                                                            ----------        -----------
                                                                            ----------        -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt...................................... $   12,979        $    15,423
    Accounts payable.......................................................     19,116             22,103
    Accrued expenses and other current liabilities.........................     58,109             52,340
                                                                            ----------        -----------
        Total current liabilities..........................................     90,204             89,866
                                                                            ----------        -----------
Long-term debt.............................................................    530,525            530,867
Other non-current liabilities..............................................     17,626             21,931
                                                                            ----------        -----------
        Total non-current liabilities......................................    548,151            552,798
                                                                            ----------        -----------

Contingent liabilities and commitments (Note 5)

Stockholders' equity:
    Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding - 59,233 shares and 59,221 shares at March 31, 1999
       and December 31, 1998, respectively.................................        592                592
    Capital in excess of par value.........................................    148,793            148,762
    Accumulated deficit....................................................   (136,494)          (135,769)
    Treasury stock.........................................................     (2,027)            (2,027)
    Accumulated other comprehensive loss...................................     (4,107)            (3,189)
                                                                            -----------       -----------
        Total stockholders' equity.........................................      6,757              8,369
                                                                            ----------        -----------

                                                                            $  645,112        $   651,033
                                                                            ----------        -----------
                                                                            ----------        -----------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                     CONSOLIDATED FINANCIAL STATEMENTS.

                              ALARIS MEDICAL, INC.

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              1999             1998
                                                                          -----------      -----------
Sales...................................................................  $    93,436      $    86,971
Cost of sales...........................................................       45,634           44,854
                                                                          -----------      -----------

Gross margin............................................................       47,802           42,117
                                                                          -----------      -----------

Selling and marketing expenses..........................................       19,917           17,129
General and administrative expenses.....................................       11,235            9,902
Research and development expenses.......................................        6,047            4,340
Integration and other non-recurring charges.............................        2,099                -
                                                                          -----------      -----------

    Total operating expenses............................................       39,298           31,371
                                                                          -----------      -----------

Lease interest income...................................................        1,061            1,162
                                                                          -----------      -----------

    Income from operations..............................................        9,565           11,908
                                                                          -----------      -----------

Other income (expenses):
    Interest income.....................................................          322               62
    Interest expense....................................................      (13,653)         (11,156)
    Other, net..........................................................         (459)            (357)
                                                                          -----------      -----------

Total other expense.....................................................      (13,790)         (11,451)
                                                                          -----------      -----------

(Loss) income before income taxes.......................................       (4,225)             457
(Benefit from) provision for income taxes...............................       (3,500)             250
                                                                          ------------     -----------

Net (loss) income.......................................................  $      (725)     $       207
                                                                          ------------     -----------
                                                                          ------------     -----------
    Net (loss) income per common share assuming no dilution.............  $      (.01)     $         -
                                                                          ------------     -----------
                                                                          ------------     -----------
    Net (loss) income per common share assuming dilution ...............  $      (.01)     $         -
                                                                          ------------     -----------
                                                                          ------------     -----------
Weighted average common shares outstanding assuming no dilution.........       58,777           58,658
                                                                          ------------     -----------
                                                                          ------------     -----------
Weighted average common shares outstanding assuming dilution............       58,777           60,196
                                                                          ------------     -----------
                                                                          ------------     -----------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                              ALARIS MEDICAL, INC.

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                           1999             1998
                                                                        ----------       -----------
Net cash provided by operating activities............................   $   26,025       $    14,238
                                                                        ----------       -----------

Cash flows from investing activities:
    Net capital expenditures.........................................       (8,886)           (5,002)
    Patents, trademarks and other....................................         (297)             (125)
    Payment for product distribution rights..........................         (800)                -
                                                                        ----------       -----------

Net cash used in investing activities................................       (9,983)           (5,127)
                                                                        ----------       -----------

Cash flows from financing activities:
    Principal payments on long-term debt.............................       (5,993)           (6,072)
    Proceeds under revolving credit facility.........................            -            10,300
    Repayments under revolving credit facility.......................            -           (16,500)
    Proceeds from exercise of stock options..........................           26                41
                                                                        ----------       -----------

Net cash used in financing activities................................       (5,967)          (12,231)
                                                                        ----------       -----------

Effect of exchange rate changes on cash..............................          (63)              (25)
                                                                        ----------       -----------

Net increase (decrease) in cash......................................       10,012            (3,145)
Cash at beginning of period..........................................       29,500             6,984
                                                                        ----------       -----------

Cash at end of period................................................   $   39,512       $     3,839
                                                                        ----------       -----------
                                                                        ----------       -----------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                              ALARIS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)

                     (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                ACCUMULATED
                                                                                                   OTHER                  OTHER
                                                     CAPITAL IN                                   COMPRE-                COMPRE-
                                     COMMON STOCK     EXCESS OF  ACCUMULATED  TREASURY STOCK      HENSIVE                HENSIVE
                                    SHARES  AMOUNT    PAR VALUE    DEFICIT    SHARES   AMOUNT      LOSS        TOTAL       LOSS
                                    ------  ------   ----------    -------    -------  ------   -----------   --------   ---------
Balance at December 31, 1998....... 59,221  $  592   $ 148,762   $ (135,769)     453   $(2,027)   $(3,189)    $ 8,369

Comprehensive loss
   Net loss for the period.........                                    (725)                                     (725)    $  (725)
   Equity adjustment from foreign
    currency translation...........                                                                  (918)       (918)       (918)
                                                                                                                          -------
Comprehensive loss.................                                                                                       $(1,643)
                                                                                                                          -------
                                                                                                                          -------
Exercise of stock options..........     12       -          26                                                     26
Tax benefit from exercise of
   stock options...................                          5                                                      5
                                    ------  ------   ---------   ----------    -----   -------    --------    -------
Balance at March 31, 1999.......... 59,233  $  592   $ 148,793   $ (136,494)     453   $(2,027)   $(4,107)    $ 6,757
                                    ------  ------   ---------   ----------    -----   -------    --------    -------
                                    ------  ------   ---------   ----------    -----   -------    --------    -------

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

                              ALARIS MEDICAL, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

THE COMPANY:

ALARIS Medical, Inc. ("ALARIS Medical"), formerly Advanced Medical, Inc., operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories, as well as cardiovascular and pacemaker monitoring products. ALARIS Medical and its subsidiaries are collectively referred to as the "Company."

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE:

The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding. The Company's net income (loss) per common share assuming dilution is computed using the weighted average number of common shares outstanding plus dilutive potential common shares using the treasury stock method at the average market price during the reporting period (Note 3).

NOTE 2 -- INVENTORIES

Inventories comprise the following:

                                                  MARCH 31,       DECEMBER 31,
                                                    1999             1998
                                                 -----------      -----------
    Raw materials.............................   $    37,834      $    35,024
    Work-in-process...........................         7,263            5,719
    Finished goods............................        36,403           38,742
                                                 -----------      -----------

                                                 $    81,500      $    79,485
                                                 -----------      -----------
                                                 -----------      -----------

NOTE 3 -- EARNINGS PER SHARE

                                                                        THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------------------------
                                                                   1999                           1998
                                                          ------------------------      ------------------------
                                                             BASIC       DILUTED           BASIC        DILUTED
                                                          ---------     ----------      ----------     ---------
Net (loss) income as reported..........................   $    (725)    $     (725)     $      207     $     207
                                                          ---------     ----------      ----------     ---------
                                                          ---------     ----------      ----------     ---------

Weighted average common shares outstanding.............      58,777         58,777          58,658        58,658

Weighted average common stock options as
   determined by application of the treasury
   stock method........................................           -              -               -         1,538
                                                          ---------     ----------      ----------     ---------

Weighted average common and common
   equivalent shares outstanding.......................      58,777         58,777          58,658        60,196
                                                          ---------     ----------      ----------     ---------
                                                          ---------     ----------      ----------     ---------

Net (loss) income per common share.....................   $    (.01)    $     (.01)     $        -     $       -
                                                          ---------     ----------      ----------     ---------
                                                          ---------     ----------      ----------     ---------

Net loss per common share assuming no dilution and dilution are the same for the three months ended March 31, 1999, as the Company experienced a net loss. Options outstanding at March 31, 1999 were excluded due to their antidilutive nature. Had such options been included, the weighted average shares would have increased by 1,153.

The Company's 7.25% Convertible Debentures (the "Convertible Debentures") were not included in the calculation of diluted earnings per share in the quarters ended March 31, 1999 and 1998 as they are antidilutive. The $16,152 of Convertible Debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $176, net of taxes, to net income, due to the reduction in interest expense.

NOTE 4 -- SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The prior year's segment information has been conformed to present the Company's three reportable segments in accordance with the new standard -(1) North America, (2) International and (3) Instromedix.

The accounting policies of the segments are the same as those described in the "Statement of Accounting Policy" (Note 1). Segment data does not include intersegment revenues, or charges allocating corporate-headquarters costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).

The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business representing the North American Segment. All other international operations including Europe, Asia, Australia and Latin America represent the International segment. The acquisition of Instromedix in 1998 resulted in a third separate operating segment.

The table below presents information about reported segments for the three months ended March 31:

                                         NORTH                                            SHARED
                                        AMERICA       INTERNATIONAL    INSTROMEDIX       SERVICES          TOTAL
                                     ------------    --------------   ------------    -------------    ------------
1999
    Sales .........................  $    57,336     $    32,062      $     4,038     $         -      $    93,436
    Operating Income...............        9,332           7,520           (2,853)         (4,434)           9,565
    Adjusted EBITDA................       12,648           8,970              343          (1,103)          20,858

1998
    Sales .........................  $    56,070     $    30,901      $         -     $         -      $    86,971
    Operating Income...............        9,690           6,850                -          (4,632)          11,908
    Adjusted EBITDA................       13,474           8,133                -          (1,415)          20,192

Reconciliation of total segment adjusted EBITDA to consolidated (loss) income before taxes:

                                                                          1999             1998
                                                                       -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA............................................  $    20,858      $    20,192
    Depreciation and amortization....................................       (9,194)          (8,284)
    Interest (net)...................................................      (13,331)         (11,094)
    Integration and other non-recurring charges......................       (2,099)               -
    Other reconciling items..........................................         (459)            (357)
                                                                       -----------      -----------
       Consolidated (loss) income before income taxes................  $    (4,225)     $       457
                                                                       -----------      -----------
                                                                       -----------      -----------

NOTE 5 -- CONTINGENCIES AND LITIGATION

GOVERNMENT REGULATION

The United States Food and Drug Administration (the "FDA"), pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), regulates the introduction of medical devices into commerce, as well as testing manufacturing procedures, labeling, adverse event reporting and record-keeping with respect to such products. The process of obtaining market clearances from the FDA for new products can be time-consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products. Enforcement of the FDC Act depends heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not have a material adverse effect on the business, financial condition, results of operations or cash flows. The FDA and state agencies routinely inspect the Company to determine whether the Company is in compliance with various requirements relating to manufacturing practices, testing, quality control, complaint handling, medical device reporting and product labeling. Such inspections can result in such agencies requiring the Company to take certain corrective actions for non-complying conditions observed during the inspections. A determination that the Company is in violation of the FDC Act could lead to the imposition of civil sanctions, including fines, recall orders, orders for repair or refund or product seizures and criminal sanctions. Since 1994, the Company has on seventeen occasions temporarily removed products from the market or issued safety alerts regarding products that were found not to meet performance standards. None of such recalls materially interfered with the Company's operations and all such product lines, except the Model 599 Series infusion pump, were subsequently returned to the market. The Company continues, however, to sell administration sets and replacement parts for the Model 599 Series infusion pump. In addition, the

Company has initiated a voluntary safety alert of its Model 597/598 and Model 599 Series infusion pumps. Moreover, the Company has initiated a voluntary recall of approximately 50,000 of its Gemini PC-1 and PC-2 infusion pumps because failure of specific electrical components on the power regulator printed circuit board may result in improper regulation of the battery charge voltage, which may cause the battery to overheat. The Company recorded a charge of $2,500 to cost of sales for the three months ended March 31, 1997 on account of this voluntary recall. The Company initiated a voluntary recall of its Signature Edition infusion pumps to correct a malfunction of an electronic line filter component (which malfunction may occur when a user fails to follow the Company's written cleaning instructions and can result in an electrical short). The Company is not aware of the occurrence of any injury incidents relating to a malfunction of this type. Further, in November 1998, the Company initiated a voluntary safety alert regarding the Signature Edition infusion pumps advising to check for the proper installation of a spring in the pumping mechanism assembly. In the third quarter of 1998, the Company initiated a recall of its Gemini PC-4 infusion pumps to correct certain electro-mechanical problems which may cause one or more channels of the device to audibly and visibly alarm and temporarily cease operation. The Company has initiated a mandatory field upgrade of its P-1000, P-2000, P-3000 and P-4000 syringe pumps because under certain circumstances a rate change can occur. The Company has also initiated a mandatory field upgrade of the Gemini PC-2T CE (220V) product, distributed only in certain countries outside the U.S., for failure to audibly alarm when a certain type of failure occurs. Although there can be no assurance, the Company believes that these voluntary recalls, along with adjustments and corrections that may be made to various Company products from time to time as an ordinary part of the business of the Company, will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

LITIGATION

The Company is a defendant in a lawsuit filed in June 1996 by Sherwood Medical, Inc. against IVAC Medical Systems, Inc. ("IVAC") which alleges infringement of two patents by reason of certain activities including the sale by IVAC of disposable probe covers for use with the Company's infrared tympanic thermometer. The lawsuit sought injunctive relief, treble damages and the recovery of costs and attorney fees. The jury failed to reach a verdict in this litigation and the Court has declared a mistrial. Sherwood has asked the Court for a retrial, which is tentatively scheduled for August 1999. The Company believes it has sufficient defenses to all claims, including the defenses of noninfringement and invalidity and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the business, financial condition, results of operations or cash flows.

The Company is a defendant in a lawsuit filed on April 20, 1998 and served on October 28, 1998, by Becton Dickinson and Company ("Becton") against ALARIS Medical Systems, Inc., which alleges infringement of a patent licensed to Becton by reason of certain activities, including the sale of the Company's SmartSite needle-free system. Becton has requested a permanent injunction enjoining the Company from infringing the patent in suit. No amount of monetary damages has been specified by Becton, however, the complaint requests damages as appropriate and all gains, profits and advantages derived by or from the Company's infringement of the patent, as well as prejudgment interest, costs, expenses and reasonable attorney's fees. The Company believes it has sufficient defenses to all claims, and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Becton and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the business, financial condition, results of operations or cash flows. In addition, the Company filed a lawsuit on December 4, 1998 against Becton. The lawsuit, which is pending in the United States District Court for the Southern District of California, alleges infringement of two patents, one owned by the Company and one licensed to the Company, by reason of certain activities, including the sale of Becton's Atrium needle free valve. The lawsuit seeks injunctive relief, damages and the recovery of costs and attorney fees.

UNITED STATES CUSTOMS SERVICE MATTER

During the years 1988 through 1995, Cal Pacifico acted as the Company's United States customs broker and importer of record with respect to the importation into the United States of finished products ("Finished Products") assembled at the Company's two maquiladora assembly plants in Tijuana, Mexico. In May 1995, Cal Pacifico received a pre-penalty notice from the United States Customs Service ("Customs") to the effect that Customs intended to assess additional duties and substantial penalties against Cal Pacifico for its alleged failure, during the years 1988 through 1992, to comply with certain documentary requirements regarding the importation of goods on behalf of its clients, including the Company. Customs recently assessed additional duties with respect to Cal Pacifico's importation of goods on behalf of its clients, including the importation of the Company's Finished Products, for the years 1993 and 1994, and it is anticipated that Customs will issue a pre-penalty notice to Cal Pacifico in respect to these years as well (collectively with the amounts referred to in the immediately preceding sentence, the "Disputed Amounts"). The Company has been advised by its special Customs counsel that, under applicable law, no person, by fraud, gross negligence or negligence, may (i) import merchandise into the commerce of the United States by means of any material and false document, statement or act, or any material omission or (ii) aid or abet any other person to import merchandise in such manner. No proceeding has been initiated by Customs against the Company in respect of the matters which are the subject of the proceeding against Cal Pacifico. Since Cal Pacifico was the Company's United States customs broker and importer of record during each of the foregoing years, the Company believes that it is unlikely that Customs will assess against the Company any portion of the Disputed Amounts.

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

OTHER

The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL

ALARIS Medical is a holding company for ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"). ALARIS Medical also identifies and evaluates potential acquisitions and investments, and performs various corporate functions. As a holding company, ALARIS Medical currently has no revenues to fund its operating and interest expense and relies on cash generated from the operations of ALARIS Medical Systems, as well as the existing cash and external borrowings of ALARIS Medical Systems to meet its obligations. Capitalized terms used but not defined herein have the meaning ascribed to them in the Notes to the Condensed Consolidated Financial Statements.

The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the international infusion systems market. Based on installed base of infusion pumps, the Company has a number one or two market position in eight Western European countries, the number three market position in Germany, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals, to patients, consist of single and multi-channel infusion pumps and controllers, and proprietary and non-proprietary disposable administration sets (i.e., plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States. Through its July 17, 1998 acquisition of Instromedix, Inc. ("Instromedix"), the Company also designs, manufactures and sells cardiology products such as arrhythmia-event recorders and pacemaker monitors.

The Company sells a full range of products through a worldwide direct sales force consisting of approximately 300 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 34.3% of the Company's total sales for the period ended March 31, 1999. For the three months ended March 31, 1999, the Company had sales of $93.4 million and Adjusted EBITDA of $20.9 million.

In recent years, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. In particular, in order to reduce costs, certain hospitals have adopted a protocol increasing the maximum time between disposable administration set changes from every 24 hours to as much as every 72 hours. Notwithstanding this change in protocol, unit sales volume of the Company's disposable administration sets increased in every year since 1993, primarily as a result of the growth in its world-wide installed base of infusion pumps. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the increasing use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which police compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's future profitability. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery could affect the Company's future results of operations. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

                                                       THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------
                                                          1999             1998
                                                      -----------      -----------
Sales...............................................        100.0%           100.0%
Cost of sales.......................................         48.8             51.6
                                                      -----------      -----------
Gross margin........................................         51.2%            48.4%
Selling and marketing expenses......................         21.3             19.7
General and administrative expenses.................         12.0             11.4
Research and development expenses...................          6.5              5.0
Integration and other non-recurring charges.........          2.2              -
Lease interest income...............................          1.1              1.3
                                                      -----------      -----------
Income from operations..............................         10.3             13.6
Interest expense....................................        (14.6)           (12.8)
Other, net..........................................          (.2)             (.3)
                                                      -----------      -----------
(Loss) income before income taxes...................         (4.5)              .5
(Benefit from) provision for income taxes...........         (3.7)              .3
                                                      -----------      -----------
Net (loss) income...................................          (.8)%             .2%
                                                      -----------      -----------
                                                      -----------      -----------
OTHER DATA:
     Adjusted EBITDA................................         22.3%            23.2%

                                                       THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------
                                                          1999             1998
                                                      -----------      -----------

ADJUSTED EBITDA (1).................................  $    20,858      $   20,192
Integration and other non-recurring charges.........       (2,099)              -
Depreciation and amortization (2)...................       (9,194)         (8,284)
Interest income.....................................          322              62
Interest expense....................................      (13,653)        (11,156)
Other, net..........................................         (459)           (357)
Benefit from (provision for) income taxes...........        3,500            (250)
                                                      -----------      -----------
     Net (loss) income..............................  $      (725)     $      207
                                                      -----------      -----------
                                                      -----------      -----------

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

(2) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

The following table summarizes sales to customers by each business unit.

                                                         THREE MONTHS ENDED
                                                             MARCH 31,(A)
                                                      --------------------------
                                                        1999              1998
                                                      ---------         --------
                                                         (DOLLARS IN MILLIONS)

North America sales................................   $    57.3         $   56.1
International sales................................        32.1             30.9
Instromedix sales..................................         4.0                -
                                                      ---------         --------
     Total sales...................................   $    93.4         $   87.0
                                                      ---------         --------
                                                      ---------         --------

(A) The Company's sales results are reported consistent with the Company's three strategic business units: North America, International, and Instromedix. As a result, Canadian sales of drug infusion and patient monitoring products are now included in "North America" results. Previously, Canadian sales were reported as "international" sales. Prior year amounts have been reclassified for comparability with 1999.

For purposes of this discussion and analysis, the three months ended March 31, 1999 and 1998 are referred to as 1999 and 1998, respectively.

SALES

Sales increased $6.4 million, or 7%, during 1999 as compared with 1998. International sales increased $1.2 million, or 4% while North America sales increased $1.2 million, or 2%. Sales generated by Instromedix for 1999 were $4.0 million. Excluding Instromedix, sales increased approximately 3%. The increase in International sales is primarily due to increases in volume of drug infusion disposable administration sets. The increase in North America sales in 1999 as compared with 1998 is primarily due to increases in drug infusion disposable administration set revenue of $3.1 million, partially offset by a decrease in drug infusion instrument and patient monitoring product revenue of $1.8 million.

GROSS MARGIN

The gross margin increased $5.7 million, or 14%, during 1999 as compared with 1998. The gross margin percentage increased from 48.4% in 1998 to 51.2% in 1999 primarily due to increased sales with lower product costs resulting from 1998 cost reduction efforts and the mix of higher margin disposable administration set sales in relation to total sales.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased $2.8 million, or 16%, during 1999 as compared with 1998. As a percentage of sales, selling and marketing expenses increased from 19.7% in 1998 to 21.3% in 1999. This increase is primarily due to the addition of Instromedix as well as the addition of International personnel and increased distribution cost. Instromedix selling and marketing expenses for 1999 were $1.2 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $1.3 million, or 14%, during 1999 as compared with 1998. As a percentage of sales, general and administrative expenses increased from 11.4% in 1998 to

12.0% in 1999. This increase is primarily due to the addition of Instromedix and an increase in information technology costs for the Company's new domestic operating system implemented in late 1998. Instromedix added approximately $1.0 million of general and administrative cost in 1999, including $0.6 million of intangible asset amortization.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased approximately $1.7 million, or 39%, during 1999 as compared with 1998 primarily due to the addition of Instromedix and increased activities associated with the later development stages of various domestic and international engineering projects.

INTEGRATION AND OTHER NON-RECURRING CHARGES

In connection with the Instromedix acquisition, management, with the assistance of consultants performed a review of the operating activities of the acquired company in order to assess how best to integrate and leverage the Instromedix operations with ALARIS Medical Systems. As a result of this assessment, in February 1999, the Company announced its plans to consolidate the operations of Instromedix into its San Diego, California facilities. Such consolidation will allow the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, the Company incurred $2.1 million in costs, including severance and related termination benefits of $1.1 million, retention bonuses of $0.2 million, asset dispositions of $0.4 million, lease termination costs of $0.3 million and $0.1 million in other related costs. Total integration costs for 1999 are anticipated to be approximately $5.0 million.

INCOME FROM OPERATIONS

Income from operations decreased $2.3 million during 1999 as compared with 1998 primarily due to the 1999 Instromedix integration activities discussed above.

ADJUSTED EBITDA

Adjusted EBITDA increased $0.7 million during 1999 as compared with 1998. As a percentage of sales, Adjusted EBITDA decreased from 23.2%, or $20.2 million, during 1998 to 22.3%, or $20.9 million, during 1999 due to the reasons discussed above. Adjusted EBITDA represents income from operations before non-recurring non-cash purchase accounting charges, integration charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income or to cash flows as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $2.5 million during 1999 primarily due to additional financing obtained to fund the Instromedix acquisition. In connection with the Instromedix acquisition, in July 1998 the Company completed the sale of $109.9 million 11 1/8% Senior Discount Notes ("Senior Discount Notes"), due 2008. The increase from the Senior Discount Notes was partially offset by a decrease in interest expense on other long-term debt due to a decrease in the amount outstanding as compared with 1998 (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

Management currently believes that sufficient cash will be available through ALARIS Medical Systems, based upon current operations, to satisfy debt service and other corporate expenses of ALARIS Medical in the foreseeable future. In November 1996, ALARIS Medical Systems entered into a bank credit facility consisting of term loans and a revolving credit facility (the "Credit Facility"). The Credit Facility permits ALARIS Medical Systems to transfer to ALARIS Medical up to $1.5 million annually to fund ALARIS Medical's operating expenses and additional amounts sufficient to meet interest payment requirements.

The Company expects to continue to meet its short-term and long-term liquidity needs, including capital expenditure requirements with cash flow from operations, borrowings under the Credit Facility, and the remaining cash proceeds from the Senior Discount Notes which were issued, among other things, to fund the Instromedix acquisition in July 1998. In addition to operating expenses, the Company's primary future use of funds, on a short-term and long-term basis, will continue to be fund capital expenditures and strategic acquisitions and to pay debt service on outstanding indebtedness.

At March 31, 1999, the Company's outstanding indebtedness was $543.5 million, which includes $208.5 million of bank term debt under the Credit Facility, $200.0 million of 9 3/4% Senior Subordinated Notes due 2006 (the "9 3/4% Notes") and $118.3 million (including accretion) of Senior Discount Notes due 2008 which were issued to fund the Instromedix acquisition in July 1998. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering approximately 50% of its term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average interest rate of 8.9% on the Credit Facility borrowings at March 31, 1999. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the Credit Facility at March 31, 1999 would result in additional annual interest expense of approximately $1.2 million. Included in total consolidated debt, at March 31, 1999, ALARIS Medical had outstanding $16.2 million of 7 1/4% Convertible Debentures.

In July 1998, in connection with the Instromedix acquisition, the Company amended the Credit Facility. The amendment provided for the banks' consent to the Instromedix acquisition and increased the revolving credit facility from $50.0 million to $60.0 million. The amended Credit Facility also provided the Company an additional $30.0 million under the Tranche D term debt. The Company used the $30.0 million term debt borrowing, along with approximately $2.0 million from the revolving credit line, to fund the initial payments required upon closing the Instromedix acquisition. Subsequent to closing the Instromedix acquisition, ALARIS Medical completed the sale of $109.9 million of Senior Discount Notes, receiving net proceeds of approximately $106.3 million. Interest accruing on these notes is added to the outstanding principal balance through July 31, 2003. Interest accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. Upon receipt of the net proceeds from the Senior Discount Notes, ALARIS Medical paid its remaining obligations of approximately $22.7 million to the Instromedix shareholders and contributed the remaining net proceeds of approximately $81.7 million to ALARIS Medical Systems, as required under the amended Credit Facility. ALARIS Medical Systems then repaid the amount outstanding under its revolving credit line.

As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that its existing cash and cash provided by operations will be sufficient to meet its interest expense obligations.

Annual principal amortization of the Company's indebtedness is $9.5 million for the remaining nine months of 1999 and $14.1 million and $22.1 million for 2000 and 2001, respectively.

The Convertible Debentures provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The 9 3/4% Notes and the Credit Facility permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the Credit Facility, there exists no default or event of default under the Credit Facility. The 9 3/4% Notes and the Credit Facility, however, restrict distributions to ALARIS Medical to fund the repayment of the Convertible Debentures at maturity.

During 1999, the Company made cash payments of approximately $0.1 million related to merger and integration costs accrued at December 31, 1998. These payments are in addition to approximately $1.0 million of Instromedix integration paid in 1998. These integration activities primarily related to the assessment and review of Instromedix operating activities and strategy. In February 1999, as a result of this assessment, the Company announced it plans to consolidate the operations of Instromedix into its San Diego, California facilities. Such consolidation will allow the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, the Company recorded a charge of $2.1 million during the quarter ended March 31, 1999. The Company expects to incur nonrecurring integration and relocation charges of approximately $5.0 million before related income tax benefits for full year 1999.

The Company made capital expenditures of approximately $9.0 million during 1999 and anticipates additional capital expenditures of approximately $20.0 million during the remainder of 1999. First quarter 1999 capital spending was higher than historical quarterly levels due to approximately $1.8 million for a significant U.S. hospital order of drug infusion instruments accounted for as an operating lease, as well as approximately $1.0 million to upgrade sales force demonstration and evaluation units for new product introductions.

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

The Company believes that, on both a short-term and long-term basis, based on current levels of performance, it will generate cash flow from operations, together with its existing cash, sufficient to fund its operations, make planned capital expenditures and make principal amortization and interest payments under the Credit Facility and interest payments on the 9 3/4% Notes. However, on a long-term basis, the Company may not generate sufficient cash flow from operations to repay the 9 3/4% Notes at maturity in the amount of $200.0 million, to make scheduled payments on the Senior Discount Notes or to repay the Senior Discount Notes in the amount of $189.0 million at maturity. Accordingly, the Company may have to refinance the 9 3/4% Notes and the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to repay such debt. Based on current interest rates and debt outstanding as of March 31, 1999, over the next twelve months, the Company is required to make principal and interest payments under its Credit Facility in the amount of $28.9 million and interest payments on the 9 3/4% Notes and the Convertible Debentures in the amount of $19.5 million and $1.2 million, respectively. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the

Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

YEAR 2000 RISK

The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900.

The Company has developed, and is implementing, a comprehensive program to address Year 2000 issues pertaining to both information technology (IT) and non-IT systems. The program is monitored by a steering committee comprised of representatives from key functional areas, which periodically reports to senior management and will be reporting to the board of directors throughout 1999 as to the program's status. The program consists of identification, prioritization, remediation and post-implementation phases and considers the worldwide effect of the Year 2000 on the Company's operations and internal systems (including non-information technology systems), customers, products and services, and manufacturing systems, as well as on its third party suppliers and other critical business partners. The committee has completed its initial assessment and it is not currently aware of any material Year 2000 issues related to third parties with whom the Company conducts business or in its non-information technology systems. The committee's assessment will likely be a continuous process through the remainder of 1999. In addition to its customers, the Company conducts business with and utilizes the services of numerous third parties including, but not limited to, suppliers, distributors, telecommunication companies, financial institutions, governmental agencies, and utility companies. The Company is working to identify and analyze the most reasonably likely worst-case scenarios for third-party relationships affected by the Year 2000. The ability of these third parties to adequately address their Year 2000 issues is outside the Company's control. Failure by some or all of these parties to adequately address their Year 2000 issues could have a material adverse effect on the Company. Given the number of parties with whom the Company transacts business, it is reasonably likely that some of these parties will not be able to adequately solve their Year 2000 issues in a timely manner. Due to the Company's inability to control third party compliance with Year 2000 issues, there can be no assurances that such Year 2000 issues will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

In addition to routine capital expenditures, and in connection with prior acquisitions, the Company has made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. The manufacturer has represented that the new system is Year 2000 compliant. The Company successfully implemented certain financial applications of the new system and began utilizing such applications at the beginning of 1998. The Company successfully converted the remainder of its domestic business processes to the new system in September 1998. The Company believes the primary information system for its International operations is not directly affected by the Year 2000. However, due to the increased significance of its International operations and the desire to integrate its reporting systems, the Company will be converting the International information systems to a system common with the domestic operations. The International project is scheduled for completion in 1999. The International system is also designed to properly process transactions denominated in the euro currency. Euro currency is a new monetary unit which certain European countries can begin using in 1999.

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

During the fiscal years 1996, 1997 and 1998 the Company made combined capital and operating expenditures of approximately $13.9 million related to the new enterprise-wide information system, and expenditures of $0.6 million in the period ended March 31, 1999. To complete the identified phases of the project, the Company anticipates additional expenditures for 1999 of approximately $3.4 million.

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

BACKLOG

The backlog of orders, believed to be firm, at March 31, 1999 and 1998 was $6.9 million and $5.9 million, respectively.

FOREIGN OPERATIONS

The Company has significant foreign operations and, as a result, is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1999 and 1998, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $0.4 million and $0.2 million during 1999 and 1998, respectively. For the three months ended March 31, 1999 and the three months ended March 31, 1998, approximately 37% and 40% of the Company's sales and 29% and 33% of the Company's operating expenses were denominated in currencies other than the Company's functional currency, respectively. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency, and no formal hedging program exists to manage fluctuations in these foreign currencies. The Company continues to evaluate hedging programs to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

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

NASDAQ NATIONAL MARKET LISTING

During the first quarter of 1999, The Nasdaq Stock Market, Inc. ("NASDAQ") notified the Company that it would delist the Company's common stock ("Common Stock") from the NASDAQ National Market System on June 22, 1999 for failure to maintain a closing per share bid price of at least $5.00 in accordance with NASDAQ Marketplace Rule 4450(b)(4) (the "Pricing Requirement"). Notwithstanding the foregoing, if on or before June 18, 1999, the closing per share bid price of the Common Stock equals at least $5.00 for a minimum of ten consecutive trading days, the Company will be deemed to have satisfied the Pricing Requirement. If the Company is unable to achieve compliance with the Pricing Requirement, the Company may, prior to June 18, 1999, request a hearing for the purpose of seeking a waiver of the Pricing Requirement from NASDAQ. If the Company timely requests a hearing, the Common Stock will continue to trade on the NASDAQ National Market System until a decision on the Company's request for such waiver is rendered by NASDAQ. Although the Company expects that, if it is unable to achieve compliance with the Pricing Requirement by June 18, 1999, it will request a hearing, there can be no assurance that it will be granted a waiver with respect to such requirement. In the event that the Company cannot achieve compliance with the Pricing Requirement and is not granted a waiver with respect to the Pricing Requirement, the Company will seek to have the Common Stock approved for trading on either the NASDAQ Small Capitalization Market or the American Stock Exchange.

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

                                                            ALARIS MEDICAL, INC.
                                                            --------------------
                                                                    (REGISTRANT)


Date: May 14, 1999                               By:         /s/ WILLIAM C. BOPP
                                                     ---------------------------
                                                                 William C. Bopp
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX
-------------------------------------------------------------------------------

Exhibit                                                                    Page
  No.                                                                       No.
-------                                                                    ----
27       --   Financial Data Schedule...................................    27