Form 10-Q
period 1999-06-30
ALARIS MEDICAL INC
filed 1999-08-13
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


      (MARK ONE)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended JUNE 30, 1999 or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ___________


                        Commission File Number: 33-26398



                              ALARIS MEDICAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      13-3492624
  ------------------------------                        ------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                   10221 Wateridge Circle, San Diego, CA 92121
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (619) 458-7000
               ---------------------------------------------------
               (Registrant's telephone number, including area code)


               ---------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes:   /X/   No: _____

On August 4, 1999, 59,293,156 shares of Registrant's Common Stock were outstanding.

                           ALARIS MEDICAL, INC.
---------------------------------------------------------------------------


                                  INDEX


PART I.  FINANCIAL INFORMATION

    Item 1 - Financial Information:
                                                                   Page
                                                                   ----
        Condensed consolidated balance sheet at
        June 30, 1999 and December 31, 1998.......................   3

        Condensed consolidated statement of operations for
        the three and six months ended June 30, 1999 and 1998.....   4

        Condensed consolidated statement of cash flows for
        the six months ended June 30, 1999 and 1998...............   5

        Condensed consolidated statement of changes
        in stockholders' equity for the period from
        December 31, 1998 to June 30, 1999 .......................   6

        Notes to the condensed consolidated financial statements..   7


    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................  13



PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings....................................  25

    Item 4 - Submission of Matters to a Vote of Security Holders..  25

    Item 6 - Exhibits and Reports on Form 8-K.....................  26

                                                     FORM 10 - Q
                                                   PART 1 - ITEM 1
                                                FINANCIAL INFORMATION

                                                ALARIS MEDICAL, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEET
                           (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       ASSETS

                                                                                          JUNE 30,         DECEMBER 31,
                                                                                            1999               1998
                                                                                         ----------        -----------
                                                                                         (UNAUDITED)
Current assets:
    Cash................................................................................ $   39,708        $    29,500
    Receivables, net....................................................................     76,770            102,295
    Inventories.........................................................................     78,736             79,485
    Prepaid expenses and other current assets...........................................     27,879             25,246
                                                                                         ----------        -----------
        Total current assets............................................................    223,093            236,526

Net investment in sales-type leases, less current portion...............................     21,503             19,111
Property, plant and equipment, net......................................................     68,121             61,990
Other non-current assets................................................................     21,488             22,388
Intangible assets, net..................................................................    302,710            311,018
                                                                                         ----------        -----------
                                                                                         $  636,915        $   651,033
                                                                                         ----------        -----------
                                                                                         ----------        -----------


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt................................................... $   13,390        $    15,423
    Accounts payable....................................................................     19,526             22,103
    Accrued expenses and other current liabilities......................................     54,529             52,340
                                                                                         ----------        -----------
        Total current liabilities.......................................................     87,445             89,866
                                                                                         ----------        -----------
Long-term debt..........................................................................    529,986            530,867
Other non-current liabilities...........................................................     20,720             21,931
                                                                                         ----------        -----------
  Total non-current liabilities.........................................................    550,706            552,798
                                                                                         ----------        -----------

Contingent liabilities and commitments (Note 5)

Stockholders' equity:
    Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding -- 59,267 shares and 59,221 shares at June 30, 1999
       and December 31, 1998, respectively..............................................        592                592
    Capital in excess of par value......................................................    148,892            148,762
    Accumulated deficit.................................................................   (143,916)          (135,769)
    Treasury stock......................................................................     (2,027)            (2,027)
    Accumulated other comprehensive loss................................................     (4,777)            (3,189)
                                                                                         ----------        -----------
        Total stockholders' equity......................................................     (1,236)             8,369
                                                                                         ----------        -----------
                                                                                         $  636,915        $   651,033
                                                                                         ----------        -----------
                                                                                         ----------        -----------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS.

                          ALARIS MEDICAL, INC.
        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
      (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------        ----------------------------
                                                              1999             1998               1999             1998
                                                          -----------      -----------        -----------      -----------

Sales   ...............................................   $    99,615      $    90,683        $   193,051      $   177,654
Cost of sales..........................................        54,963           46,499            100,597           91,353
                                                          -----------      -----------        -----------      -----------

Gross margin...........................................        44,652           44,184             92,454           86,301
                                                          -----------      -----------        -----------      -----------

Selling and marketing expenses.........................        19,168           17,101             39,085           34,230
General and administrative expenses....................        11,667            9,639             22,902           19,541
Research and development expenses......................         6,551            4,660             12,598            9,000
Purchased in-process research and development..........             -            5,534                  -            5,534
Integration and other non-recurring charges............         1,339                -              3,438                -
                                                          -----------      -----------        -----------      -----------

    Total operating expenses...........................        38,725           36,934             78,023           68,305
                                                          -----------      -----------        -----------      -----------

Lease interest income..................................         1,019            1,060              2,080            2,222
                                                          -----------      -----------        -----------      -----------

    Income from operations.............................         6,946            8,310             16,511           20,218
                                                          -----------      -----------        -----------      -----------

Other income (expenses):
    Interest income....................................           441               85                763              147
    Interest expense...................................       (13,595)         (10,639)           (27,248)         (21,795)
    Other, net.........................................          (414)            (324)              (873)            (681)
                                                          -----------      -----------        -----------      -----------

Total other expense....................................       (13,568)         (10,878)           (27,358)         (22,329)
                                                          -----------      -----------        ------------     -----------

Loss before income taxes...............................        (6,622)          (2,568)           (10,847)          (2,111)
Provision for (benefit from) income taxes..............           800             (600)            (2,700)            (350)
                                                          -----------      -----------        -----------      -----------

Net loss...............................................   $    (7,422)     $    (1,968)       $    (8,147)     $    (1,761)
                                                          -----------      -----------        -----------      -----------
                                                          -----------      -----------        -----------      -----------

    Net loss per common share assuming
      no dilution......................................   $      (.13)     $      (.03)       $      (.14)     $      (.03)
                                                          -----------      -----------        -----------      -----------
                                                          -----------      -----------        -----------      -----------

    Net loss per common share assuming
      dilution ........................................   $      (.13)     $      (.03)       $      (.14)     $      (.03)
                                                          -----------      -----------        -----------      -----------
                                                          -----------      -----------        -----------      -----------

Weighted average common shares outstanding
  assuming no dilution.................................        58,880           58,680             58,789           58,669
                                                          -----------      -----------        -----------      -----------
                                                          -----------      -----------        -----------      -----------

Weighted average common shares outstanding
  assuming dilution....................................        58,880           58,680             58,789           58,669
                                                          -----------      -----------        -----------      -----------
                                                          -----------      -----------        -----------      -----------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS

                              ALARIS MEDICAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                          ------------------------------
                                                                                             1999                1998
                                                                                          ----------         -----------
Net cash provided by operating activities..............................................   $   37,842         $    25,965
                                                                                          ----------         -----------

Cash flows from investing activities:
    Net capital expenditures...........................................................      (16,417)            (10,405)
    Acquisition and license of technology..............................................       (1,250)             (6,547)
    Patents, trademarks and other......................................................         (603)               (250)
                                                                                          ----------         -----------

Net cash used in investing activities..................................................      (18,270)            (17,202)
                                                                                          ----------         -----------

Cash flows from financing activities:
    Principal payments on long-term debt...............................................       (9,349)             (8,579)
    Proceeds under revolving credit facility...........................................            -              27,300
    Repayments under revolving credit facility.........................................            -             (32,250)
    Proceeds from exercise of stock options............................................          109                 107
                                                                                          ----------         -----------

Net cash used in financing activities..................................................       (9,240)            (13,422)
                                                                                          ----------         -----------

Effect of exchange rate changes on cash................................................         (124)                (40)
                                                                                          ----------         -----------

Net increase (decrease) in cash........................................................       10,208              (4,699)
Cash at beginning of period............................................................       29,500               6,984
                                                                                          ----------         -----------

Cash at end of period..................................................................   $   39,708         $     2,285
                                                                                          ----------         -----------
                                                                                          ----------         -----------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS

                           ALARIS MEDICAL, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                     STOCKHOLDERS' EQUITY (UNAUDITED)
                 (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)

                                                                                            ACCUMULATED
                                                                                               OTHER                 OTHER
                                                    CAPITAL IN                                COMPRE-               COMPRE-
                                     COMMON STOCK    EXCESS OF  ACCUMULATED TREASURY STOCK    HENSIVE               HENSIVE
                                    SHARES  AMOUNT   PAR VALUE    DEFICIT   SHARES   AMOUNT    LOSS      TOTAL       LOSS
                                    ------  ------   ---------  ----------  ------  -------  ---------  -------    --------
Balance at December 31, 1998....... 59,221  $  592   $ 148,762  $ (135,769)    453  $(2,027)  $(3,189)  $ 8,369

Comprehensive loss
   Net loss for the period.........                                 (8,147)                              (8,147)    $(8,147)
   Equity adjustment from foreign
    currency translation...........                                                            (1,588)   (1,588)     (1,588)
                                                                                                                    -------
Comprehensive loss.................                                                                                 $(9,735)
                                                                                                                    -------
                                                                                                                    -------
Exercise of stock options..........     46                 109                                              109
Tax benefit from exercise of
   stock options...................                         21                                               21
                                    ------  ------   ---------  ----------   -----  ------    ------    -------
Balance at June 30, 1999........... 59,267  $  592   $ 148,892  $ (143,916)    453  $(2,027)  $(4,777)  $(1,236)
                                    ------  ------   ---------  ----------   -----  ------    ------    -------
                                    ------  ------   ---------  ----------   -----  ------    ------    -------

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 1999, and the results of its operations and its cash flows for the six months ended June 30, 1999 and 1998.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE:

The Company's net income (loss) per common share assuming no dilution is computed using the weighted average number of common shares outstanding, excluding treasury shares. The Company's net income (loss) per common share assuming dilution is computed using the weighted average number of common shares outstanding plus dilutive potential common shares using the treasury stock method at the average market price during the reporting period (Note 3).

NOTE 2 -- INVENTORIES

Inventories comprise the following:

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1999             1998
                                                                                    -----------      -----------
    Raw materials.................................................................  $    33,942      $    35,024
    Work-in-process...............................................................        8,411            5,719
    Finished goods................................................................       36,383           38,742
                                                                                    -----------      -----------
                                                                                    $    78,736      $    79,485
                                                                                    -----------      -----------
                                                                                    -----------      -----------

NOTE 3 -- EARNINGS PER SHARE

                                                                        THREE MONTHS ENDED JUNE 30,
                                                          -------------------------------------------------------
                                                                    1999                          1998
                                                          ------------------------      -------------------------
                                                            BASIC         DILUTED         BASIC         DILUTED
                                                          ---------     ----------      ----------     ---------
Net loss as reported...................................   $  (7,422)    $   (7,422)     $   (1,968)    $  (1,968)
                                                          ---------     ----------      ----------     ---------
                                                          ---------     ----------      ----------     ---------

Weighted average common shares outstanding.............     (58,800)       (58,800)         58,680        58,680
                                                          ---------     ----------      ----------     ---------
                                                          ---------     ----------      ----------     ---------

Net loss per common share..............................   $    (.13)    $     (.13)     $     (.03)    $    (.03)
                                                          ---------     ----------      ----------     ---------
                                                          ---------     ----------      ----------     ---------

                                                                        SIX MONTHS ENDED JUNE 30,
                                                          -------------------------------------------------------
                                                                    1999                          1998
                                                          ------------------------      -------------------------
                                                            BASIC         DILUTED         BASIC         DILUTED
                                                          ---------     ----------      ----------     ---------
Net loss as reported...................................   $  (8,147)    $   (8,147)     $   (1,761)    $  (1,761)
                                                          ---------     ----------      ----------     ---------
                                                          ---------     ----------      ----------     ---------

Weighted average common shares outstanding.............      58,789         58,789          58,669        58,669
                                                          ---------     ----------      ----------     ---------
                                                          ---------     ----------      ----------     ---------

Net loss per common share..............................   $    (.14)    $    (.14)      $     (.03)    $    (.03)
                                                          ---------     ----------      ----------     ---------
                                                          ---------     ----------      ----------     ---------


Net loss per common share assuming no dilution and dilution are the same for the three and six months ended June 30, 1999 and June 30, 1998, as the Company experienced a net loss. Options outstanding at June 30, 1999 and June 30, 1998 were excluded due to their antidilutive nature. Had such options been included, the weighted average shares would have increased by 804 and 1,036 for the three and six months ended June 30, 1999 and increased by 1,807 and 1,687 for the three and six months ended June 30, 1998.

The Company's 7.25% Convertible Debentures (the "Convertible Debentures") were not included in the calculation of diluted earnings per share in the three and six months ended June 30, 1999 and 1998 as they are antidilutive. For both the three and six months ended June 30, 1999 and 1998, the $16,152 of Convertible Debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $176 and $352, net of taxes, to net income due to the reduction in interest expense.

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

The table below presents information about reported segments for the:

Three months ended June 30,

                                        NORTH                                          SHARED
                                       AMERICA      INTERNATIONAL    INSTROMEDIX      SERVICES           TOTAL
                                     -----------    -------------    -----------     -----------      -----------
1999
    Sales .........................  $    67,255     $    28,985      $     3,375     $         -      $    99,615
    Operating Income...............        5,901           5,976              623          (5,554)           6,946
    Adjusted EBITDA................       12,740           7,368             (320)         (2,205)          17,583

1998
    Sales .........................  $    59,899     $    30,784      $         -     $         -      $    90,683
    Operating Income...............       11,386           6,242                -          (9,318)           8,310
    Adjusted EBITDA................       15,086           7,513                -            (567)          22,032


Reconciliation of total segment adjusted EBITDA to consolidated loss before taxes:

                                                                                          1999             1998
                                                                                      -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments...................................  $    17,583      $    22,032
    Depreciation and amortization...................................................       (9,298)          (8,188)
    Interest, net...................................................................      (13,154)         (10,554)
    Purchased in-process research and development...................................            -           (5,534)
    Integration and other non-recurring charges.....................................       (1,339)               -
    Other reconciling items.........................................................         (414)            (324)
                                                                                      -----------      -----------
       Consolidated loss before income taxes........................................  $    (6,622)     $    (2,568)
                                                                                      -----------      -----------
                                                                                      -----------      -----------

Six months ended June 30,

                                        NORTH                                          SHARED
                                       AMERICA      INTERNATIONAL    INSTROMEDIX      SERVICES           TOTAL
                                     -----------    -------------    -----------     -----------      -----------
1999
    Sales .........................  $   124,590     $    61,048     $     7,413     $         -      $   193,051
    Operating Income...............       18,621          13,497          (5,619)         (9,988)          16,511
    Adjusted EBITDA................       25,387          16,339              24          (3,309)          38,441

1998
    Sales .........................  $   115,970     $    61,684     $         -     $         -      $   177,654
    Operating Income...............       21,076          13,091               -         (13,949)          20,218
    Adjusted EBITDA................       28,560          15,645               -          (1,981)          42,224

Reconciliation of total segment adjusted EBITDA to consolidated loss before taxes:

                                                                                          1999             1998
                                                                                      -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments...................................  $    38,441      $    42,224
    Depreciation and amortization...................................................      (18,492)         (16,472)
    Interest, net...................................................................      (26,485)         (21,648)
    Purchased in-process research and development...................................            -           (5,534)
    Integration and other non-recurring charges.....................................       (3,438)               -
    Other reconciling items.........................................................         (873)            (681)
                                                                                      -----------      -----------
       Consolidated loss before income taxes........................................  $   (10,847)     $    (2,111)
                                                                                      -----------      -----------
                                                                                      -----------      -----------

NOTE 5 -- CONTINGENCIES AND LITIGATION

GOVERNMENT REGULATION

The United States Food and Drug Administration (the "FDA"), pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), regulates the introduction of medical devices into commerce, as well as testing manufacturing procedures, labeling, adverse event reporting and record-keeping with respect to such products. The process of obtaining market clearances from the FDA for new products can be time-consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products. Enforcement of the FDC Act depends heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The FDA and state agencies routinely inspect the Company to determine whether the Company is in compliance with various requirements relating to manufacturing practices, testing, quality control, complaint handling, medical device reporting and product labeling. Such inspections can result in such agencies requiring the Company to take certain corrective actions for non-complying conditions observed during the inspections. A determination that the Company is in violation of the FDC Act could lead to the imposition of civil sanctions, including fines, recall orders, orders for repair or refund or product seizures and criminal sanctions. Since 1994, the Company has on eighteen occasions temporarily removed products from the market or issued safety alerts regarding products that were found not to meet performance standards. None of such recalls materially interfered with the Company's operations and all such product lines, except the Model 599 Series infusion pump, were subsequently returned to the market. The Company continues, however, to sell administration sets and replacement parts for the Model 599 Series infusion pump. Although there can be no assurance, the Company believes that these voluntary recalls, along with adjustments and corrections that may be made to various Company products from time to time as an ordinary part of the business of the Company, will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

LITIGATION

The Company is a defendant in a lawsuit filed in June 1996 by Sherwood Medical, Inc. ("Sherwood") against IVAC Medical Systems, Inc. ("IVAC") which alleges infringement of two patents by reason of certain activities including the sale by IVAC of disposable probe covers for use with the Company's infrared tympanic thermometer. The lawsuit sought injunctive relief, treble damages and the recovery of costs and attorney fees. The jury failed to reach a verdict in this litigation and the Court has declared a mistrial. Sherwood has asked the Court for a retrial, which is scheduled for August 1999. The Company believes it has sufficient defenses to all claims, including the defenses of noninfringement and invalidity and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Sherwood and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the business, financial condition, results of operations or cash flows.

The Company is a defendant in a lawsuit filed on April 20, 1998 and served on October 28, 1998, by Becton Dickinson and Company ("Becton") against ALARIS Medical Systems, Inc., which alleges infringement of a patent licensed to Becton by reason of certain activities, including the sale of the Company's SmartSite needle-free system. Becton has requested a permanent injunction enjoining the Company from infringing the patent in suit. No amount of monetary damages has been specified by Becton, however, the complaint requests damages as appropriate and all gains, profits and advantages derived by or from the Company's infringement of the patent, as well as prejudgment interest, costs, expenses and reasonable attorney's fees. The Company believes it has sufficient defenses to all claims, and intends to vigorously defend this action. However, there can be no assurance that the Company will successfully defend all claims made by Becton and the failure of the Company to successfully prevail in this lawsuit could have a material adverse effect on the business, financial condition, results of operations or cash flows. In addition, the Company filed a lawsuit on December 4, 1998 against Becton. The lawsuit, which is pending in the United States District Court for the Southern District of California, alleges infringement of two patents, one owned by the Company and one licensed to the Company, by reason of certain activities, including the sale of Becton's Posi-Flow needle free valve. The lawsuit seeks injunctive relief, damages and the recovery of costs and attorney fees.

UNITED STATES CUSTOMS SERVICE MATTER

During the years 1988 through 1995, Cal Pacifico acted as the Company's United States customs broker and importer of record with respect to the importation into the United States of finished products ("Finished Products") assembled at the Company's two maquiladora assembly plants in Tijuana, Mexico. In May 1995, Cal Pacifico received a pre-penalty notice from the United States Customs Service ("Customs") to the effect that Customs intended to assess additional duties and substantial penalties against Cal Pacifico for its alleged failure, during the years 1988 through 1992, to comply with certain documentary requirements regarding the importation of goods on behalf of its clients, including the Company. Customs assessed additional duties with respect to Cal Pacifico's importation of goods on behalf of its clients, including the importation of the Company's Finished Products, for the years 1993 and 1994, and it is anticipated that Customs will issue a pre-penalty notice to Cal Pacifico in respect to these years as well (collectively with the amounts referred to in the immediately preceding sentence, the "Disputed Amounts"). The Company has been advised by its special Customs counsel that, under applicable law, no person, by fraud, gross negligence or negligence, may (i) import merchandise into the commerce of the United States by means of any material and false document, statement or act, or any material omission or (ii) aid or abet any other person to import merchandise in such manner. No proceeding has been initiated by Customs against the Company in respect of the matters which are the subject of the proceeding against Cal Pacifico. Since Cal Pacifico was the Company's United States customs broker and importer of record during each of the foregoing years, the Company believes that it is unlikely that Customs will assess against the Company any portion of the Disputed Amounts.

Cal Pacifico is contesting Customs' assessment of the Disputed Amounts. Given the inherent uncertainty of contested matters such as this, it is not possible for the Company to express an opinion as to the likelihood that Cal Pacifico will prevail on its challenge. Cal Pacifico or Customs has not informed the Company as to the specific amount of the Disputed Amounts.

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

                               PART I - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

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

The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the international infusion systems market. Based on installed base of infusion pumps, the Company believes it has a number one or number two market position in many Western European countries, the number three market position in Germany, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals, to patients, consist of single and multi-channel infusion pumps and controllers, and proprietary and non-proprietary disposable administration sets (i.e., plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States. Through its July 17, 1998 acquisition of Instromedix, Inc. ("Instromedix"), the Company also designs, manufactures and sells cardiology products such as arrhythmia-event recorders and pacemaker monitors.

The Company sells a full range of products through a worldwide direct sales force consisting of approximately 300 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 29.1% and 31.6% of the Company's total sales for the three and six months ended June 30, 1999. For the six months ended June 30, 1999, the Company had sales of $193.1 million and Adjusted EBITDA of $38.4 million.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

                                                          THREE MONTHS ENDED JUNE 30,   SIX  MONTHS ENDED JUNE 30,
                                                          --------------------------    --------------------------
                                                             1999           1998           1999            1998
                                                          ----------     -----------    -----------      ---------
Sales..................................................        100.0%          100.0%         100.0%         100.0%
Cost of sales..........................................         55.2            51.3           52.1           51.4
                                                          ----------     -----------    -----------      ---------
Gross margin...........................................         44.8            48.7           47.9           48.6

Selling and marketing expenses.........................         19.2            18.9           20.2           19.3
General and administrative expenses....................         11.7            10.6           11.9           11.0
Research and development expenses......................          6.6             5.1            6.5            5.1
Purchased in-process research and development..........          -               6.1            -              3.1
Integration and other non-recurring charges............          1.3             -              1.8            -
Lease interest income..................................          1.0             1.2            1.1            1.3
                                                          ----------     -----------    -----------     ----------
Income from operations.................................          7.0             9.2            8.6           11.4
Interest expense.......................................        (13.6)          (11.7)         (14.1)         (12.3)
Other, net.............................................             -            (.3)           (.1)           (.3)
                                                          -----------    -----------    -----------     ----------
Loss before income taxes...............................         (6.6)           (2.8)          (5.6)          (1.2)
Provision for (benefit from) income taxes..............           .8             (.6)          (1.4)           (.2)
                                                          ----------     -----------    -----------     ----------
Net loss...............................................         (7.4%)          (2.2%)         (4.2%)         (1.0%)
                                                          ----------     -----------    -----------      ---------
                                                          ----------     -----------    -----------      ---------
OTHER DATA:
     Adjusted EBITDA...................................         17.7%           24.3%          19.9%          23.8%


                                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998           1999            1998
                                                          -----------    -----------    -----------     -----------
Adjusted EBITDA (1)....................................   $    17,583    $    22,032    $    38,441     $    42,224
Integration and other non-recurring expense............        (1,339)             -         (3,438)              -
Depreciation and amortization (2)......................        (9,298)        (8,188)       (18,492)        (16,472)
Purchased in-process research and development (3)......             -         (5,534)             -          (5,534)
Interest income........................................           441             85            763             147
Interest expense.......................................       (13,595)       (10,639)       (27,248)        (21,795)
Other, net.............................................          (414)          (324)          (873)           (681)
(Provision for) benefit from income taxes..............          (800)           600          2,700             350
                                                          -----------    -----------    -----------     -----------
Net loss...............................................   $    (7,422)   $    (1,968)   $    (8,147)    $    (1,761)
                                                          -----------    -----------    -----------     -----------
                                                          -----------    -----------    -----------     -----------

-------------------------
(1) Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as ALARIS Medical believes that the inclusion of these items would not be helpful to an investor's understanding of ALARIS Medical's ability to service debt. ALARIS Medical's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(2) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

(3) Amount represents that portion of the purchase accounting adjustments related to the value assigned to the acquired in-process research and development of projects acquired in Second Quarter, 1998 from Patient Solutions, Inc. ("PSI") and Caesarea Medical Electronics Limited ("Caesarea") for which technological feasibility had not been established and for which there was no alternative future use.

The following table summarizes sales to customers by each business unit.

                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                            ------------------------      -------------------------
                                                              1999           1998           1999            1998
                                                            --------       ---------      ---------       ---------
                                                                 (IN MILLIONS)                  (IN MILLIONS)
North America sales.......................................  $   67.3       $    59.9      $   124.6       $  116.0
International sales.......................................      29.0            30.8           61.0           61.6
Instromedix sales.........................................       3.4               -            7.4              -
                                                            --------       ---------      ---------       ---------
     Total sales..........................................  $   99.7       $    90.7      $   193.0       $  177.6
                                                            --------       ---------      ---------       ---------
                                                            --------       ---------      ---------       ---------

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

For purposes of this discussion and analysis, the three months ended June 30, 1999 and 1998 are referred to as Second Quarter 1999 and Second Quarter 1998, respectively, and the six months ended June 30, 1999 and 1998 are referred to as 1999 and 1998, respectively.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

SALES

Sales increased $8.9 million, or 10%, during Second Quarter 1999 as compared with Second Quarter 1998. Sales generated by Instromedix for Second Quarter 1999 were $3.4 million. Excluding Instromedix, which was acquired in July 1998, sales increased approximately 6%. North America sales increased $7.4 million, or 12%, compared with the same period in the prior year. The increase in North America sales in Second Quarter 1999 as compared with Second Quarter 1998 is primarily due to increases in instrument product revenue of $5.0 million and in drug infusion disposable administration set revenue of $1.9 million. This growth was primarily due to increasing demand by clinicians for ALARIS Medical's advanced lines of infusion therapy and monitoring instruments in the United States and Canada. International sales decreased $1.8 million or 6% during Second Quarter 1999 compared with Second Quarter 1998. Of the decrease, 4% was due to the stronger U.S. dollar, with the balance due to local economic factors resulting in a decrease in instrument sales.

GROSS MARGIN

Gross margin increased $0.5 million, or 1%, during Second Quarter 1999 as compared with Second Quarter 1998 due to increased sales. The gross margin percentage decreased from 48.7% in Second Quarter 1998 to 44.8% in Second Quarter 1999 primarily due to a $2.5 million charge to write-down inventory in Second Quarter 1999, resulting from manufacturing issues related to infusion therapy disposable products. Also contributing to the lower gross margin percentage was the effect of increased North America instrument sales. Instrument margins are significantly lower than margins typically earned on disposables.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased $2.1 million, or 12%, during Second Quarter 1999 as compared with Second Quarter 1998. As a percentage of sales, selling and marketing expenses increased from 18.9% in 1998 to 19.2% in 1999. This increase is primarily due to the addition of Instromedix as well as increased marketing costs associated with upcoming product introduction and increased costs for clinical consultants. Instromedix selling and marketing expenses for Second Quarter 1999 were $1.0 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $2.0 million, or 21%, during Second Quarter 1999 as compared with Second Quarter 1998. As a percentage of sales, general and administrative expenses increased from 10.6% in 1998 to 11.7% in 1999. This increase is primarily due to the addition of Instromedix, increased activity associated with ongoing patent litigation and an increase in information technology costs for the Company's new domestic operating system implemented in late 1998. Instromedix added approximately $1.0 million of general and administrative cost in 1999, including $0.6 million of intangible asset amortization.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased approximately $1.9 million, or 41%, during Second Quarter 1999 as compared with Second Quarter 1998 primarily due to the addition of Instromedix and increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems and patient monitoring products.

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

INTEGRATION AND OTHER NON-RECURRING CHARGES

In connection with the Instromedix acquisition in July 1998, management, with the assistance of consultants performed a review of the operating activities of the acquired company in order to assess how best to integrate and leverage the Instromedix operations with ALARIS Medical Systems. As a result of this assessment, in February 1999, the Company announced its plans to consolidate the operations of Instromedix into its San Diego, California facilities. Such consolidation will allow the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, during the Second Quarter of 1999 the Company incurred $1.3 million in costs, including personnel relocation costs of $0.7 million, retention bonuses of $0.1 million and $0.5 million in other related costs. Total integration costs for 1999 are anticipated to be approximately $5.0 million.

INCOME FROM OPERATIONS

Income from operations decreased $1.4 million during Second Quarter 1999 as compared with Second Quarter 1998 primarily due to the $2.5 million charge to cost of sales resulting from the manufacturing issues related to infusion disposable products and the 1999 Instromedix integration and other activities discussed above.

ADJUSTED EBITDA

Adjusted EBITDA decreased $4.4 million during Second Quarter 1999 as compared with Second Quarter 1998. As a percentage of sales, Adjusted EBITDA decreased from 24.3%, or $22.0 million, during Second Quarter 1998 to 17.7%, or $17.6 million, during Second Quarter 1999 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $3.0 million during Second Quarter 1999 primarily due to additional financing obtained to fund the Instromedix acquisition. In connection with the Instromedix acquisition, in July 1998 the Company completed the sale of $109.9 million 11 1/8% Senior Discount Notes ("Senior Discount Notes"), due 2008. The increase from the Senior Discount Notes was partially offset by a decrease in interest expense on other long-term debt due to a decrease in the amount outstanding as compared with 1998 (see Liquidity and Capital Resources).

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

SALES

Sales increased $15.4 million, or 9% during 1999 as compared with 1998. International sales decreased $0.6 million, or 1% while North America sales increased $8.6 million, or 7%. Sales generated by Instromedix for 1999 were $7.4 million. Excluding Instromedix, sales increased approximately 4%. The decrease in International sales is primarily due to decreases in volume of drug infusion instruments. The increase in North America sales in 1999 as compared with 1998 is primarily due to increases in drug infusion disposable administration set revenue of $5.0 million, and an increase in drug infusion instrument revenue of $3.4 million.

GROSS MARGIN

Gross margin increased $6.2 million, or 7%, during 1999 as compared with 1998. The gross margin percentage decreased from 48.6% in 1998 to 47.9% in 1999 due to a one-time charge associated with disposable manufacturing issues of $2.5 million. Excluding such charge, the gross margin percentage was 49.2% during 1999.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased $4.9 million, or 14%, during 1999 as compared with 1998. As a percentage of sales, selling and marketing expenses increased from 19.3% in 1998 to 20.2% in 1999. This increase is primarily due to the addition of Instromedix as well as cost increases for distribution and clinical consultants. Instromedix selling and marketing expenses for 1999 were $2.2 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $3.4 million, or 17%, during 1999 as compared with 1998. As a percentage of sales, general and administrative expenses increased from 11.0% in 1998 to 11.9% in 1999. This increase is primarily due to the addition of Instromedix, increased activity associated with ongoing patent litigation and an increase in information technology costs for the Company's new domestic operating system implemented in late 1998. Instromedix added approximately $2.0 million of general and administrative cost in 1999, including $1.1 million of intangible asset amortization.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased approximately $3.6 million, or 40%, during 1999 as compared with 1998 primarily due to the addition of Instromedix and increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems and patient monitoring products.

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

INTEGRATION AND OTHER NON-RECURRING CHARGES

In connection with the Instromedix acquisition, management, with the assistance of consultants performed a review of the operating activities of the acquired company in order to assess how best to integrate and leverage the Instromedix operations with ALARIS Medical Systems. As a result of this assessment, in February 1999, the Company announced its plans to consolidate the operations of Instromedix into its San Diego, California facilities. Such consolidation will allow the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, for the six months ended June 30, 1999, the Company incurred $3.4 million in costs, including severance and related termination benefits of $1.1 million, retention bonuses of $0.3 million, personnel relocation costs of $0.7 million, asset dispositions of $0.5 million, lease termination costs of $0.3 million and $0.5 million in other related costs. Total integration costs for 1999 are anticipated to be approximately $5.0 million.

INCOME FROM OPERATIONS

Income from operations decreased $3.7 million during 1999 as compared with 1998 primarily due to the $2.5 million charge to cost of sales resulting from the manufacturing issues related to infusion disposable products and the 1999 Instromedix integration and other activities discussed above.

ADJUSTED EBITDA

Adjusted EBITDA decreased $3.8 million during 1999 as compared with 1998. As a percentage of sales, Adjusted EBITDA decreased from 23.8% or $42.2 million, during 1998 to 19.9% or $38.4 million, during 1999 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $5.5 million during 1999 primarily due to additional financing obtained to fund the Instromedix acquisition. In connection with the Instromedix acquisition, in July 1998 the Company completed the sale of $109.9 million 11 1/8% Senior Discount Notes due 2008. The increase from the Senior Discount Notes was partially offset by a decrease in interest expense on other long-term debt due to a decrease in the amount outstanding as compared with 1998 (see Liquidity and Capital Resources).

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

The Company expects to continue to meet its short-term and long-term liquidity needs, including capital expenditure requirements with cash flow from operations, borrowings under the Credit Facility, and the remaining cash proceeds from the Senior Discount Notes which were issued, among other things, to fund the Instromedix acquisition in July 1998. In addition to operating expenses, the Company's primary future use of funds, on a short-term and long-term basis, will continue to be to fund capital expenditures and strategic acquisitions and to pay debt service on outstanding indebtedness.

At June 30, 1999, the Company's outstanding indebtedness was $543.4 million, which includes $205.5 million of bank term debt under the Credit Facility, $200.0 million of 9 3/4% Senior Subordinated Notes due 2006 (the "9 3/4% Notes") and $121.5 million (including accretion) of Senior Discount Notes due 2008 which were issued to fund the Instromedix acquisition in July 1998. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering approximately 50% of its Credit Facility term loan borrowings. Such agreement fixed the interest rate charged on such borrowings resulting in a weighted average interest rate of 8.9% on the Credit Facility borrowings at June 30, 1999. As a result, a one percent increase in the rate of interest charged on indebtedness outstanding under the Credit Facility at June 30, 1999 would result in additional annual interest expense of approximately $2.1 million. Included in total consolidated debt, at June 30, 1999, ALARIS Medical had outstanding $16.2 million of 7 1/4% Convertible Debentures.

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

Annual principal amortization of the Company's indebtedness is $6.4 million for the remaining six months of 1999 and $14.0 million and $22.0 million for 2000 and 2001, respectively.

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

During Second Quarter 1999, the Company made cash payments of approximately $2.1 million related to Instromedix merger and integration costs of which approximately $0.1 million was related to Instromedix integration costs accrued at December 31, 1998. These integration activities primarily relate to the assessment and review of Instromedix operating activities and strategy. In February 1999, as a result of this assessment, the Company announced it plans to consolidate the operations of Instromedix into its San Diego, California facilities. Such consolidation will allow the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, the Company has recorded charges of $3.4 million during the six months ended June 30, 1999. The Company expects to incur nonrecurring integration and relocation charges of approximately $5.0 million before related income tax benefits for 1999.

The Company has made capital expenditures of approximately $16.6 million during the first half of 1999 and anticipates total capital expenditures of approximately $30.0 million during 1999. First half 1999 capital spending was higher than historical levels due to approximately $1.8 million for a significant U.S. hospital order of drug infusion instruments accounted for as an operating lease, as well as approximately $1.0 million to upgrade sales force demonstration and evaluation units for new product introductions.

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

The Company believes that, on both a short-term and long-term basis, based on current levels of performance, it will generate cash flow from operations, together with its existing cash, sufficient to fund its operations, make planned capital expenditures and make principal amortization and interest payments under the Credit Facility and interest payments on the 9 3/4% Notes. However, on a long-term basis, the Company may not generatE sufficient cash flow from operations to repay the 9 3/4% Notes at maturity in the amount of $200.0 million, to make scheduled payments on the Senior Discount Notes or to repay the Senior Discount Notes in the amount of $189.0 million at maturity. Accordingly, the Company may have to refinance the 9 3/4% Notes and the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to repay such debt. Based on current interest rates and debt outstanding as of June 30, 1999, over the next twelve months, the Company is required to make principal and interest payments under its Credit Facility in the amount of $29.5 million and interest payments on the 9 3/4% Notes and the Convertible Debentures in the amount of $19.5 million and $1.2 million, respectively. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

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

In order to successfully provide product to its customers, the Company is dependent upon the timely fulfillment of its supply orders from its chosen vendors. The Company has identified potentially critical suppliers and attempted to determine if such suppliers have identified and/or addressed their own Year 2000 issues by means of questionnaires. The Company is dependent on such suppliers to provide timely responses to its questionnaires and is not in a position to verify the truth or accuracy of the responses it receives to such questionnaires. At this time, the Company has not identified or been informed of any significant suppliers that will not be able to fulfill the Company's orders. However, many of the Company's key suppliers have acknowledged that they must make improvements to their systems to properly deal with the Year 2000 orders and issues. As a result, there can be no assurances that key suppliers will be able to timely fill the Company's future orders. The Company is in the process of evaluating what alternatives are available if key suppliers could not provide required materials and supplies to the Company when ordered. While a formal contingency plan related to this risk has not yet been completed by the Company, alternatives would be to increase inventory levels of key suppliers and seek supplies from other vendors. In this regard, the Company recently surveyed its customers and based on the results of such surveys, has increased production plans for the months of August, September and October in anticipation of customer stocking orders. The Company is also in the process of sending letters to certain customers and distributors offering such customers and distributors the opportunity to place additional stocking orders of disposable products. The Company estimates that such contingency plans will be completed by December 31, 1999. However, there can be no assurance that all significant primary and back-up suppliers will be able to fill the Company's orders due to their own Year 2000 issues. Such supplier failures could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

In addition to routine capital expenditures, and in connection with prior acquisitions, the Company has made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. The manufacturer has represented that the new system is Year 2000 compliant. The Company successfully implemented certain financial applications of the new system and began utilizing such applications at the beginning of 1998. The Company successfully converted the remainder of its domestic business processes to the new system in September 1998. The Company believes the primary information system for its International operations is not directly affected by the Year 2000. However, due to the increased significance of its International operations and the desire to integrate its reporting systems, the Company will be converting the International information systems to a system common with the domestic operations. The most significant portions of the International project, including the business unit headquarters, manufacturing and central distribution center, are scheduled for completion in 1999. The balance of the Company's sales offices will be converted to the new system early in 2000. The International system is also designed to properly process transactions denominated in the euro currency. Euro currency is a new monetary unit which certain European countries can begin using in 1999.

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

During the fiscal years 1996, 1997 and 1998 the Company made combined capital and operating expenditures of approximately $13.9 million related to the new enterprise-wide information system, and expenditures of $2.8 million in the six months ended June 30, 1999. The significant phases of the project will be completed in 1999 with additional expenditures of approximately $1.9 million anticipated for the remainder of the year.

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

BACKLOG

The backlog of orders, believed to be firm, at June 30, 1999 and 1998 was $6.3 million and $5.5 million, respectively.

FOREIGN OPERATIONS

The Company has significant foreign operations and, as a result, is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1999 and 1998, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $0.5 million and $0.4 million during 1999 and 1998, respectively. For the six months ended June 30, 1999 and the six months ended June 30, 1998, approximately 35% and 38% of the Company's sales and 27% and 30% of the Company's operating expenses were denominated in currencies other than the Company's functional currency, respectively. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency, and no formal hedging program exists to manage fluctuations in these foreign currencies. The Company continues to evaluate hedging programs to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

On December 31, 1998, Mexico enacted certain changes to its tax code which broaden the definition of when a U.S. company using manufacturing services in Mexico will be considered to have a "permanent establishment." These changes which apply to the Company would result in effective taxation on that portion of the Company's income attributable to the Mexican subsidiary at a rate of 75% or higher. It is uncertain if any such new tax imposed by Mexico will be granted a corresponding foreign tax credit under the U.S. Internal Revenue Code. The changes have an effective date of January 1, 2000, however, it is presently anticipated that implementation will be deferred one year. The Company has evaluated the effect of such changes and determined that they should not have a material adverse effect on its financial condition, results of operations and cash flows.

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

NASDAQ NATIONAL MARKET LISTING

During the first quarter of 1999, The Nasdaq Stock Market, Inc. ("NASDAQ") notified the Company that it would delist the Company's common stock ("Common Stock") from the NASDAQ National Market System on June 22, 1999 for failure to maintain a closing per share bid price of at least $5.00 in accordance with NASDAQ Marketplace Rule 4450(b)(4) (the "Pricing Requirement"). The Company requested and on August 5, 1999 attended a hearing for the purpose of seeking a waiver of the Pricing Requirement from NASDAQ. The Common Stock will continue to trade on the NASDAQ National Market System until a decision on the Company's request for such waiver is rendered by NASDAQ. There can be no assurance that the Company will be granted the requested waiver with respect to the Pricing Requirement. In the event that the Company cannot achieve compliance with the Pricing Requirement and is not granted a waiver with respect to the Pricing Requirement, the Company will seek to have the Common Stock approved for trading on the American Stock Exchange.

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

                                     PART II
                                OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of ALARIS Medical, Inc. was held on June 23, 1999.

(c) The following resolutions were voted upon and the results of the voting are as follows:

         1.    Election of directors

                                         VOTES         VOTES
                                          FOR         WITHHELD
                                       ---------      --------
                Jeffry M. Picower      57,668,630     537,959
                William J. Mercer      58,036,367     170,222
                Norman N. Dean         57,878,129     328,460
                Henry Green            57,666,430     540,159
                Richard B. Kelsky      57,891,767     314,822

2. Ratification of appointment of PricewaterhouseCoopers LLP as independent accountants

                                         VOTES         VOTES
                                          FOR         WITHHELD      ABSTAIN
                                       ----------     --------      -------
                                       58,046,650      38,256       121,683

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27        --     Financial Data Schedule

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

                                                          ALARIS MEDICAL, INC.
                                                          --------------------
                                                                  (REGISTRANT)




            Date:   August 13, 1999            By:         /s/ WILLIAM C. BOPP
                                                   ---------------------------
                                                               William C. Bopp
                                    Vice President and Chief Financial Officer

                               EXHIBIT INDEX
-------------------------------------------------------------------------------

Exhibit                                                                    Page
  No.                                                                       No.
-------                                                                    ----
27       --     Financial Data Schedule.................................    29