Form 10-Q
period 1999-09-30
ALARIS MEDICAL INC
filed 1999-11-15
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                  (MARK ONE)
                  [|X|] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended SEPTEMBER 30, 1999 or

                  [  ]   Transition Report Pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934

                  For the transition period from ___________ to ___________


Commission File Number:                     33-26398
                       ----------------------------------------------------


                              ALARIS MEDICAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3492624
---------------------------------            -----------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

                   10221 Wateridge Circle, San Diego, CA 92121
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (619) 458-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes:  |X|        No:
                                              ------           -----
On November 5, 1999, 59,296,609 shares of Registrant's Common Stock were outstanding.

                              ALARIS MEDICAL, INC.
--------------------------------------------------------------------------------


                                      INDEX


PART I.  FINANCIAL INFORMATION


    Item 1 - Financial Information:
                                                                                                                 PAGE
        Condensed consolidated balance sheet at
        September 30, 1999 and December 31, 1998..............................................................     3

        Condensed consolidated statement of operations for
        the three and nine months ended September 30, 1999 and 1998...........................................     4

        Condensed consolidated statement of cash flows for
        the nine months ended September 30, 1999 and 1998.....................................................     5

        Condensed consolidated statement of changes
        in stockholders' equity for the period from
        December 31, 1998 to September 30, 1999 ..............................................................     6

        Notes to the condensed consolidated financial statements..............................................     7


    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................................................    13



PART II. OTHER INFORMATION


    Item 1 - Legal Proceedings...............................................................................     26

    Item 6 - Exhibits and Reports on Form 8-K................................................................     27


                                   FORM 10 - Q
                                 PART 1 - ITEM 1
                              FINANCIAL INFORMATION

                              ALARIS MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                     ASSETS

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                            1999                1998
                                                                                       ---------------------------------
                                                                                         (UNAUDITED)
Current assets:
    Cash................................................................................ $   22,281        $    29,500
    Receivables, net....................................................................     74,634            102,295
    Inventories.........................................................................     84,812             79,485
    Prepaid expenses and other current assets...........................................     27,619             25,246
                                                                                         ----------        -----------
        Total current assets............................................................    209,346            236,526

Net investment in sales-type leases, less current portion...............................     22,050             19,111
Property, plant and equipment, net......................................................     69,158             61,990
Other non-current assets................................................................     22,926             22,388
Intangible assets, net..................................................................    298,013            311,018
                                                                                         ----------        -----------

                                                                                         $  621,493        $   651,033
                                                                                         ==========        ===========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Current portion of long-term debt................................................... $   11,545        $    15,423
    Accounts payable....................................................................     15,462             22,103
    Accrued expenses and other current liabilities......................................     51,544             52,340
                                                                                         ----------        -----------
        Total current liabilities.......................................................     78,551             89,866
                                                                                         ----------        -----------
Long-term debt..........................................................................    526,988            530,867
Other non-current liabilities...........................................................     18,818             21,931
                                                                                         ----------        -----------
  Total non-current liabilities.........................................................    545,806            552,798
                                                                                         ----------        -----------

Contingent liabilities and commitments (Note 6)

Stockholders' equity:
    Common stock, authorized 75,000 shares at $.01 par value; issued and outstanding - 59,296 shares and 59,221 shares at September 30, 1999
       and December 31, 1998, respectively..............................................        593                592
    Capital in excess of par value......................................................    148,989            148,762
    Accumulated deficit.................................................................   (146,322)          (135,769)
    Treasury stock......................................................................     (2,027)            (2,027)
    Accumulated other comprehensive loss................................................     (4,097)            (3,189)
                                                                                         ----------        -----------
        Total stockholders' equity......................................................     (2,864)             8,369
                                                                                         ----------        -----------

                                                                                         $  621,493        $   651,033
                                                                                         ==========        ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ALARIS MEDICAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS(UNAUDITED)

         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------



                                                                   THREE MONTHS                     NINE MONTHS
                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                              ----------------------          ----------------------
                                                                1999             1998               1999            1998
                                                           --------------      -----------      -----------     -----------


Sales   ...............................................   $    93,991      $    94,227        $   287,042      $   271,881
Cost of sales..........................................        45,654           46,672            146,251          138,025
                                                          -----------      -----------        -----------      -----------

Gross margin...........................................        48,337           47,555            140,791          133,856
                                                          -----------      -----------        -----------      -----------

Selling and marketing expenses.........................        18,847           17,876             57,932           52,106
General and administrative expenses....................        11,877           10,518             34,779           30,059
Research and development expenses......................         4,813            5,126             17,411           14,126
Purchased in-process research and development..........             -           22,800                  -           28,334
Integration and other non-recurring charges............         3,500            1,112              6,938            1,112
                                                          -----------      -----------        -----------      -----------

    Total operating expenses...........................        39,037           57,432            117,060          125,737
                                                          -----------      -----------        -----------      -----------

Lease interest income..................................         1,187            1,185              3,267            3,407
                                                          -----------      -----------        -----------      -----------

    Income (loss) from operations......................        10,487           (8,692)            26,998           11,526
                                                          -----------      -----------        -----------      -----------

Other income (expenses):
    Interest income....................................           361              511              1,124              658
    Interest expense...................................       (13,751)         (13,014)           (40,999)         (34,809)
    Other, net.........................................            97               14               (776)            (667)
                                                          -----------      -----------        -----------      -----------

Total other expense....................................       (13,293)         (12,489)           (40,651)         (34,818)
                                                          -----------      -----------        -----------      -----------

Loss before income taxes...............................        (2,806)         (21,181)           (13,653)         (23,292)
(Benefit from) provision for income taxes..............          (400)           1,800             (3,100)           1,450
                                                          -----------      -----------        -----------      -----------

Net loss...............................................   $    (2,406)     $   (22,981)       $   (10,553)     $   (24,742)
                                                          ===========      ===========        ===========      ===========

    Net loss per common share
      assuming no dilution.............................   $     (.04)      $      (.39)       $      (.18)     $      (.42)
                                                          ==========       ===========        ===========      ===========

    Net loss per common share
      assuming dilution ...............................   $     (.04)      $      (.39)       $      (.18)     $      (.42)
                                                          ==========       ===========        ===========      ===========

Weighted average common shares outstanding
  assuming no dilution.................................        58,838           58,737             58,805           58,692
                                                          ===========      ===========        ===========      ===========

Weighted average common shares outstanding
  assuming dilution....................................        58,838           58,737             58,805           58,692
                                                          ===========      ===========        ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ALARIS MEDICAL, INC.

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -----------------------------------
                                                                                               1999                1998
                                                                                              ------              -----

Net cash provided by operating activities..............................................   $   36,221         $    30,619
                                                                                          ----------         -----------

Cash flows from investing activities:
    Net capital expenditures...........................................................      (22,080)            (16,795)
    Acquisitions of business...........................................................            -             (59,842)
    Payments for licenses and distribution rights......................................       (3,031)                  -
    Patents, trademarks and other......................................................         (942)               (450)
                                                                                          ----------         -----------

Net cash used in investing activities..................................................      (26,053)            (77,087)
                                                                                          ----------         -----------

Cash flows from financing activities:
    Principal payments on long-term debt...............................................      (17,543)            (20,228)
    Proceeds from term loan borrowing..................................................            -              30,000
    Proceeds under revolving credit facility...........................................            -              34,800
    Repayments under revolving credit facility.........................................            -             (60,000)
    Principal payments on acquired debt................................................            -              (4,822)
    Proceeds from issuance of notes payable............................................            -             109,892
    Debt issue costs...................................................................            -              (5,390)
    Proceeds from exercise of stock options............................................          198                 255
                                                                                          ----------         -----------

Net cash (used in) provided by financing activities....................................      (17,345)             84,507
                                                                                          ----------         -----------

Effect of exchange rate changes on cash................................................          (42)                 75
                                                                                          ----------         -----------

Net (decrease) increase in cash........................................................       (7,219)             38,114
Cash at beginning of period............................................................       29,500               6,984
                                                                                          ----------         -----------

Cash at end of period..................................................................   $   22,281         $    45,098
                                                                                          ==========         ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ALARIS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)

                     (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------




                                                                                              ACCUMULATED
                                                                                                 OTHER                  OTHER
                                                      CAPITAL IN                                COMPRE-                 COMPRE-
                                       COMMON STOCK    EXCESS OF  ACCUMULATED  TREASURY STOCK   HENSIVE                 HENSIVE
                                     SHARES   AMOUNT   PAR VALUE    DEFICIT     SHARES AMOUNT    LOSS      TOTAL        LOSS
                                     ------   ------   ---------    -------     ------ ------    ----      -----        ------

                                                                                     C>
Balance at December 31, 1998....... 59,221  $  592   $ 148,762  $ (135,769)     453  $(2,027)  $(3,189)  $ 8,369


Comprehensive loss
   Net loss for the period.........                                (10,553)                             (10,553)    $  (10,553)
   Equity adjustment from foreign
    currency translation...........                                                             (908)      (908)          (908)
                                                                                                                       ---------
Comprehensive loss.................                                                                                 $  (11,461)
Exercise of stock options..........     75       1         197                                              198
Tax benefit from exercise of
   stock options...................                         30                                               30
                                    ------  ------   ---------  ----------    -----  ------    ------    -------

Balance at September 30, 1999...... 59,296  $  593   $ 148,989  $ (146,322)     453  $(2,027)  $(4,097)  $(2,864)
                                    ======  ======   =========  ==========    =====  =======   =======   =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ALARIS MEDICAL, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

            (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

THE COMPANY:
ALARIS Medical, Inc. ("ALARIS Medical") operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories, as well as cardiovascular and pacemaker monitoring products. ALARIS Medical and its subsidiaries are collectively referred to as the "Company."

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECLASSIFICATIONS:
Certain prior year period amounts have been reclassified to conform to the current period presentation.

NET LOSS PER COMMON SHARE:
The Company's net loss per common share assuming no dilution is computed using the weighted average number of common shares outstanding, excluding treasury shares. The Company's net loss per common share assuming dilution is computed using the weighted average number of common shares outstanding plus dilutive potential common shares using the treasury stock method at the average market price during the reporting period (Note 3).

NOTE 2 -- INVENTORIES

Inventories comprise the following:                             SEPTEMBER 30,     DECEMBER 31,
                                                                    1999             1998
                                                                -----------      -----------

    Raw materials............................................  $    39,752      $    35,024
    Work-in-process..........................................        7,331            5,719
    Finished goods...........................................       37,729           38,742
                                                               -----------      -----------
                                                               $    84,812      $    79,485
                                                               ===========      ===========

NOTE 3 -- LOSS PER SHARE

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------------------------------
                                                                    1999                          1998
                                                          ------------------------      ------------------------
                                                              BASIC       DILUTED           BASIC        DILUTED
                                                              -----       -------           -----        -------

Net loss as reported...................................   $  (2,406)    $   (2,406)     $  (22,981)    $ (22,981)
                                                          =========     ==========      ==========     =========

Weighted average common shares outstanding.............      58,838         58,838          58,737        58,737
                                                          =========     ==========      ==========     =========

Net loss per common share..............................   $    (.04)    $     (.04)     $     (.39)    $     (.39)
                                                          =========     ==========      ==========     ==========


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                             ------------------------------------------------------
                                                                      1999                         1998
                                                           ------------------------       -------------------------
                                                              BASIC       DILUTED          BASIC        DILUTED
                                                              -----      --------         ------        -------

Net loss as reported...................................   $ (10,553)    $  (10,553)     $  (24,742)    $ (24,742)
                                                          =========     ==========      ==========     =========

Weighted average common shares outstanding.............      58,805         58,805          58,692        58,692
                                                          =========     ==========      ==========     =========

Net loss per common share..............................   $    (.18)    $    (.18)      $     (.42)    $    (.42)
                                                          =========     =========       ==========     =========



Net loss per common share assuming no dilution and dilution are the same for the three and nine months ended September 30, 1999 and September 30, 1998, as the Company experienced a net loss. Options outstanding at September 30, 1999 and September 30, 1998 were excluded due to their antidilutive nature. Had such options been included, the weighted average shares would have increased by 596 and 931 for the three and nine months ended September 30, 1999 and increased by 1,488 and 1,619 for the three and nine months ended September 30, 1998.

The Company's 7.25% Convertible Debentures (the "Convertible Debentures") were not included in the calculation of diluted earnings per share in the three and nine months ended September 30, 1999 and 1998 as they are antidilutive. For both the three and nine months ended September 30, 1999 and 1998, the $16,152 of Convertible Debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $176 and $528, net of taxes, to net income due to the reduction in interest expense.

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

The table below presents information about reported segments for the:

Three months ended September 30,

                                         NORTH                                            SHARED
                                        AMERICA       INTERNATIONAL    INSTROMEDIX       SERVICES           TOTAL
                                        -------       -------------    ------------      --------           ------
1999

    Sales .........................  $    62,804     $    28,449      $     2,738     $         -      $    93,991
    Operating income (loss)........       16,118           5,379           (1,820)         (9,190)          10,487
    Adjusted EBITDA................       19,534           7,049              (23)         (3,003)          23,557

1998
    Sales .........................  $    61,107     $    29,466      $     3,654     $         -      $    94,227
    Operating income (loss)........       13,151           7,996             (828)        (29,011)          (8,692)
    Adjusted EBITDA................       17,090           9,379              135          (1,647)          24,957

Reconciliation of total segment adjusted EBITDA to consolidated loss before taxes:

                                                                                          1999             1998
                                                                                      -----------      -----------
ADJUSTED EBITDA

    Total adjusted EBITDA for reportable segments...................................  $    23,557      $    24,957
    Depreciation and amortization...................................................       (9,570)          (9,565)
    Inventory purchase price allocation adjustment..................................            -             (172)
    Interest, net...................................................................      (13,390)         (12,503)
    Purchased in-process research and development...................................            -          (22,800)
    Integration and other non-recurring charges.....................................       (3,500)          (1,112)
    Other reconciling items.........................................................           97               14
                                                                                      -----------      -----------
       Consolidated loss before income taxes........................................  $    (2,806)     $   (21,181)
                                                                                      ===========      ===========

Nine months ended September 30,

                                         NORTH                                            SHARED
                                        AMERICA       INTERNATIONAL    INSTROMEDIX       SERVICES           TOTAL
                                        -------       -------------    -----------      ---------           -----
1999

    Sales .........................  $   187,393     $    89,498      $    10,151     $         -      $   287,042
    Operating income (loss)........       34,738          18,875           (7,438)        (19,177)          26,998
    Adjusted EBITDA................       44,919          23,387                3          (6,311)          61,998

1998
    Sales .........................  $   177,077     $    91,150      $     3,654     $         -      $   271,881
    Operating income (loss)........       34,228          21,086             (828)        (42,960)          11,526
    Adjusted EBITDA................       45,652          25,024              135          (3,630)          67,181

Reconciliation of total segment adjusted EBITDA to consolidated loss before taxes:


                                                                                           1999             1998
                                                                                        -----------      -----------
ADJUSTED EBITDA

    Total adjusted EBITDA for reportable segments...................................  $    61,998      $    67,181
    Depreciation and amortization...................................................      (28,062)         (26,037)
    Inventory purchase price allocation adjustment..................................            -             (172)
    Interest, net...................................................................      (39,875)         (34,151)
    Purchased in-process research and development...................................            -          (28,334)
    Integration and other non-recurring charges.....................................       (6,938)          (1,112)
    Other reconciling items.........................................................         (776)            (667)
                                                                                      -----------      -----------
       Consolidated loss before income taxes........................................  $   (13,653)     $   (23,292)
                                                                                       ===========      ===========

NOTE 5 -- PATENT LICENSE AGREEMENTS

On August 31, 1999 the Company entered into an agreement under which Tyco Healthcare Group LP granted ALARIS Medical a paid-up license to certain patents. This agreement also settles a patent infringement lawsuit relating to disposable probe covers for use with the Company's infrared tympanic thermometers. The lawsuit was filed in 1996 by Sherwood Medical Company ("Sherwood"), a unit of Tyco Healthcare Group. In connection with this agreement, the Company made a one-time payment of $3,950 during the third quarter of 1999. ALARIS will not be required to pay any future royalties on patents covered by the agreement.

On October 13, 1999 the Company entered into an agreement with Becton, Dickinson and Company ("Becton") which grants between the two companies paid-up licenses to certain patents. The agreement also settles patent infringement lawsuits relating to certain needle-free valve products. The lawsuits were filed in 1998 by the two companies. In connection with this agreement, the Company paid a total of $6,700 during the fourth quarter of 1999. The Company will not be required to pay any future royalties on patents covered by the agreement.

The two agreements resulted in a charge in the quarter of $2,838 included in integration and other non-recurring costs with the remainder of the license payments capitalized as acquired technology. The license resulting from the Sherwood agreement was recorded in the third quarter. The expense portion of the Becton agreement was recorded in the third quarter and the capitalized portion will be recorded in the fourth quarter of 1999.

NOTE 6 -- CONTINGENCIES AND LITIGATION

GOVERNMENT REGULATION

The United States Food and Drug Administration (the "FDA"), pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act"), regulates the introduction of medical devices into commerce, as well as testing manufacturing procedures, labeling, adverse event reporting and record-keeping with respect to such products. The process of obtaining market clearances from the FDA for new products can be time-consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products. Enforcement of the FDC Act depends heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The FDA and state agencies routinely inspect the Company to determine whether the Company is in compliance with various requirements relating to manufacturing practices, testing, quality control, complaint handling, medical device reporting and product labeling. Such inspections can result in such agencies requiring the Company to take certain corrective actions for non-complying conditions observed during the inspections. A determination that the Company is in violation of the FDC Act could lead to the imposition of civil sanctions, including fines, recall orders, orders for repair or refund or product seizures and criminal sanctions. Since 1994, the Company has on nineteen occasions temporarily removed products from the market or issued safety alerts regarding products that were found not to meet performance standards. None of such recalls materially interfered with the Company's operations and all such product lines, except the Model 599 Series infusion pump, were subsequently returned to the market. The Company continues, however, to sell administration sets and replacement parts for the Model 599 Series infusion pump. Although there can be no assurance, the Company believes that these voluntary recalls, along with adjustments and corrections that may be made to various Company products from time to time as an ordinary part of the business of the Company, will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

In October 1999, the Company received a warning letter from the FDA regarding findings from earlier inspections. The inspections noted several deficiencies in regards to compliance with specific areas of the Quality System Regulations ("QSR"). In order to resolve this matter, the Company is required to submit to the FDA one or more certifications that audits of the Company's quality systems have been performed by qualified outside regulatory consultants and that any additional corrective actions noted have been or will be implemented. The Company is in the process of preparing for the first such audit. The Company has identified qualified outside regulatory consultants and has implemented many of the required improvements and believes that it has the resources necessary to complete the remaining improvements, but is not able to determine when the FDA will approve such corrective actions. Although there can be no assurances, the Company believes this matter will not have a material adverse effect on the business, financial condition, results of operations or cash flows.

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

                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------------
OPERATIONS
-----------

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

The Company sells a full range of products through a worldwide direct sales force consisting of approximately 300 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 30.3% and 31.2% of the Company's total sales for the three and nine months ended September 30, 1999. For the nine months ended September 30, 1999, the Company had sales of $287.0 million and Adjusted EBITDA of $62.0 million.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

                                                                    THREE MONTHS                NINE  MONTHS
                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                 -------------------         --------------------
                                                                 1999           1998           1999            1998
                                                                 ----           ----           ----            -----

Sales..................................................        100.0%          100.0%         100.0%         100.0%
Cost of sales..........................................         48.6            49.5           51.0           50.8
                                                          ----------     -----------    -----------      ---------
Gross margin...........................................         51.4            50.5           49.0           49.2
Selling and marketing expenses.........................         20.0            19.0           20.3           19.2
General and administrative expenses....................         12.7            11.2           12.1           11.1
Research and development expenses......................          5.1             5.4            6.1            5.2
Purchased in-process research and development..........          -              24.2            -             10.4
Integration and other non-recurring charges............          3.7             1.2            2.3            0.4
Lease interest income..................................          1.3             1.3            1.2            1.3
                                                          ----------     -----------    -----------     ----------
Income (loss) from operations..........................         11.2            (9.2)           9.4            4.2
Interest expense.......................................        (14.6)          (13.8)         (14.3)         (12.8)
Other, net.............................................           .4              .5             .1               -
                                                          ----------     -----------    -----------     -----------
Loss before income taxes...............................         (3.0)          (22.5)          (4.8)          (8.6)
(Benefit from) provision for income taxes..............          (.4)            1.9           (1.1)            .5
                                                          -----------    -----------    ------------    ----------
Net loss...............................................         (2.6%)         (24.4%)         (3.7%)         (9.1%)
                                                          ==========     ===========    ===========     ==========
OTHER DATA:
     Adjusted EBITDA...................................         25.1%           26.5%          21.6%          24.7%

                                                                     THREE MONTHS              NINE  MONTHS
                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                 --------------------        -------------------
                                                                 1999           1998           1999            1998
                                                                 ----           ----           ----            ----
Adjusted EBITDA (1)....................................   $    23,557    $    24,957    $    61,998     $    67,181
Inventory purchase price allocation adjustment (2).....             -           (172)             -            (172)
Integration and other non-recurring expense............        (3,500)        (1,112)        (6,938)         (1,112)
Depreciation and amortization (3)......................        (9,570)        (9,565)       (28,062)        (26,037)
Purchased in-process research and development (4)......             -        (22,800)             -         (28,334)
Interest income........................................           361            511          1,124             658
Interest expense.......................................       (13,751)       (13,014)       (40,999)        (34,809)
Other, net.............................................            97             14           (776)           (667)
Benefit from (provision for) income taxes..............           400         (1,800)         3,100          (1,450)
                                                          -----------    -----------    -----------     -----------

Net loss...............................................   $    (2,406)   $   (22,981)   $   (10,553)    $   (24,742)
                                                          ===========    ===========    ===========     ===========

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

(2) Amount represents that portion of the purchase accounting adjustments made to adjust the acquired Instromedix inventory in 1998 to its estimated fair value on the acquisition date. Such amount was charged to cost of sales during third quarter of 1998.

(3) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

(4) For the three months ended September 30, 1998, the amount represents that portion of the purchase accounting adjustments related to the value assigned to the acquired in-process research and development of projects acquired from Instromedix for which technological feasibility had not been established and for which there was no alternative future use. In addition to the Instromedix charge, the nine months ended September 30, 1998 includes acquired in-process research and development purchase accounting adjustments from Patient Solutions, Inc. ("PSI") and Caesarea Medical Electronics Limited ("Caesarea") for which technological feasibility had not been established and for which there was no alternative future use.

The following table summarizes sales to customers by each business unit (A).

                                                                      THREE MONTHS                  NINE  MONTHS
                                                                   ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                               ------------------------       ------------------------
                                                                1999           1998            1999            1998
                                                                ----           ----            ----            ----
                                                                   (IN MILLIONS)                  (IN MILLIONS)


North America sales.......................................  $   62.8       $    61.1      $   187.4       $  177.1
International sales.......................................      28.5            29.4           89.5           91.1
Instromedix sales.........................................       2.7             3.7           10.1            3.7
                                                            --------       ---------      ---------       --------
     Total sales..........................................  $   94.0       $    94.2      $   287.0       $  271.9
                                                            ========       =========      =========       ========

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

SALES
Sales decreased $0.2 million, less than 1%, during the three months ended September 30, 1999 as compared with the three months ended September 30, 1998. An increase in North America sales for the quarter was offset by lower International and Instromedix sales. North America sales increased $1.7 million, or 3%, compared with the same period in the prior year. The increase in North America sales in the three months ended September 30, 1999 as compared with the same period in 1998 is primarily due to increases in drug infusion instrument revenue of $1.4 million and in drug infusion disposable administration set revenue of $0.8 million. These increases were partially offset by lower patient monitoring instrument and disposables sales in the period. International sales decreased $1.0 million or 4% during the three months ended September 30, 1999 compared with the three months ended September 30, 1998. Of the decrease, approximately half was due to the strengthening of the U.S. dollar, the Company's functional currency, against many European currencies during the quarter as compared with the same quarter in the prior year. The remaining International decrease was primarily due to lower drug infusion instrument sales due to the pending release of the Company's new ASENA modular syringe pump that was launched in October 1999. Instromedix sales decreased from $3.7 million for the third quarter of 1998 to $2.7 million for the quarter ended September 30, 1999, reflecting the temporary disruption in the sales support functions caused by the transition of the Instromedix Division from Oregon to San Diego, California in early July 1999.

GROSS MARGIN
Gross margin increased $0.8 million, or 2%, during the three months ended September 30, 1999 as compared with the three months ended September 30, 1998. The gross margin percentage increased from 50.5% in the three months ended September 30, 1998 to 51.4% in the three months ended September 30, 1999. The increase in gross margin percentage was primarily due to continued material cost reductions and increased North America sales volume resulting in lower per unit manufacturing costs.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses increased $1.0 million, or 5%, during the three months ended September 30, 1999 as compared with the three months ended September 30, 1998. As a percentage of sales, selling and marketing expenses increased from 19.0% in 1998 to 20.0% in 1999. This increase is primarily due to management consulting fees associated with developing product strategies and planning upcoming product introductions.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $1.4 million, or 13%, during the three months ended September 30, 1999 as compared with the three months ended September 30, 1998. As a percentage of sales, general and administrative expenses increased from 11.2% in 1998 to 12.7% in 1999. The third quarter of 1998 included a reduction of bad debt reserves of approximately $0.7 million while the third quarter of 1999 did not contain such a benefit. Additionally, the third quarter of 1999 includes costs related to two international direct sales locations established in 1999. Also contributing to the increase in general and administrative expense are information technology costs for the Company's new domestic operating system implemented in late 1998.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses decreased approximately $0.3 million, or 6%, during the three months ended September 30, 1999 as compared with the three months ended September 30, 1998 primarily due to fixed assets used in research and development which became fully depreciated resulting in lower depreciation as well as lower bonus expense in the third quarter of 1999 as compared with the same quarter last year.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
In connection with the Instromedix acquisition in July 1998, the assets and liabilities of Instromedix were adjusted to their estimated fair values. As a result of this process, during the third quarter of 1998, the Company incurred a one-time $22.8 million write-off related to the value assigned to the acquired in-process research and development of Instromedix projects for which technological feasibility had not been established and for which there was no alternative future use. Such amount was determined with the assistance of a third party appraiser based upon the present value of estimated future cash flow contributions from the identified projects. The Company has continued to invest in the development necessary to obtain technological feasibility of these projects.

INTEGRATION AND OTHER NON-RECURRING CHARGES
Integration and other non-recurring charges were $3.5 million during the quarter. Included in this amount is a non-recurring charge of $2.8 million related to two previously announced patent license agreements related to patent infringement lawsuits (see Note 5 to the accompanying Condensed Consolidated Financial Statements).

The quarter also included Instromedix integration charges of $0.7 million. In connection with the Instromedix acquisition in July 1998, management, with the assistance of consultants performed a review of the operating activities of the acquired company in order to assess how best to integrate and leverage the Instromedix operations with ALARIS Medical Systems. As a result of this assessment, in February 1999, the Company announced its plans to consolidate the operations of Instromedix into its San Diego, California facilities. Such consolidation will allow the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, during the three months ended September 30, 1999 the Company incurred $0.7 million in costs, including personnel relocation costs of $0.1 million, retention bonuses of $0.4 million, $0.1 million in moving expenses and $0.1 million in other related costs. Total integration costs for 1999 are anticipated to be slightly under $5.0 million. In the third quarter of 1998, the Instromedix integration charges were $1.1 million.

INCOME FROM OPERATIONS
Income from operations increased $19.2 million during the three months ended September 30, 1999 as compared with the three months ended September 30, 1998 primarily due to the $22.8 million Instromedix purchased in-process research and development charge in 1998 offset by the 1999 patent infringement lawsuit settlement, Instromedix integration and other activities discussed above.

ADJUSTED EBITDA
Adjusted EBITDA decreased $1.4 million, or 6%, during the three months ended September 30, 1999 as compared with the three months ended September 30, 1998. As a percentage of sales, Adjusted EBITDA decreased from 26.5%, or $25.0 million, during the three months ended September 30, 1998 to 25.1%, or $23.6 million, during the three months ended September 30, 1999 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $0.7 million, or 6%, during the three months ended September 30, 1999 as compared with the three months ended September 30, 1998 primarily due to additional financing obtained to fund the Instromedix acquisition. In connection with the Instromedix acquisition, in late July 1998 the Company completed the sale of $109.9 million 11 1/8% Senior Discount Notes ("Senior Discount Notes"), due 2008. The increase from the Senior Discount Notes was partially offset by a decrease in interest expense on other long-term debt due to a decrease in the amount outstanding as compared with 1998 (see Liquidity and Capital Resources).

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

SALES
Sales increased $15.2 million, or 6% during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. International sales decreased $1.7 million, or 2% while North America sales increased $10.3 million, or 6%. For the nine months ended September 30, 1999 sales generated by Instromedix, acquired in July 1998, were $10.2 million as compared with $3.7 million in 1998. The decrease in International sales is primarily due to a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, and to decreases in volume of drug infusion instruments due, in part, to the pending release of the Company's new modular syringe pump. The increase in North America sales in the nine months ended September 30, 1999 as compared with the same period in 1998 is primarily due to increases in drug infusion disposable administration set revenue of $5.8 million, and an increase in drug infusion instrument revenue of $4.8 million.

GROSS MARGIN
Gross margin increased $6.9 million, or 5%, during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. The gross margin percentage decreased from 49.2% in the nine months ended September 30, 1998 to 49.0% for the nine months ended September 30, 1999 due to a one-time charge of $2.5 million during the second quarter of 1999 associated with disposable manufacturing issues significantly offset by manufacturing efficiencies and material cost reductions. Excluding the $2.5 million charge, the gross margin percentage was 49.9% during the nine months ended September 30, 1999.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses increased $5.8 million, or 11%, during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. As a percentage of sales, selling and marketing expenses increased from 19.2% for the nine months ended September 30, 1998 to 20.3% for the nine months ended September 30, 1999. This increase is primarily due to management consulting fees associated with developing product strategies and planning upcoming product introductions, higher distribution and clinical consultants costs, and nine months of Instromedix selling and marketing expenses in 1999 as compared with two and one-half months of Instromedix expense in the prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $4.7 million, or 16%, during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. As a percentage of sales, general and administrative expenses increased from 11.1% for the nine months ended September 30, 1998 to 12.1% for the nine months ended September 30, 1999.
This increase is primarily due to the nine months of Instromedix spending in 1999 versus two and one-half months in the same period of the prior year, increased activity associated with now concluded patent litigation and an increase in information technology costs for the Company's new domestic operating system implemented in late 1998. Instromedix added approximately $2.2 million of general and administrative cost in 1999 over 1998, including $1.2 million of intangible asset amortization.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased approximately $3.3 million, or 23%, during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998 primarily due to the addition of Instromedix and increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems and patient monitoring products.

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

The Company expects that the purchased in-process research and development will be successfully developed, but there can be no assurance that commercial viability of the projects will be achieved.

INTEGRATION AND OTHER NON-RECURRING CHARGES
Integration and other non-recurring charges includes a third quarter charge of $2.8 million related to two previously announced patent license agreements related to patent infringement lawsuits (see Note 5 to the accompanying Condensed Consolidated Financial Statements).

Also included are integration charges related to the July 1998 Instromedix acquisition. In connection with the Instromedix acquisition, management, with the assistance of consultants performed a review of the operating activities of the acquired company in order to assess how best to integrate and leverage the Instromedix operations with ALARIS Medical Systems. As a result of this assessment, in February 1999, the Company announced its plans to consolidate the operations of Instromedix into its San Diego, California facilities. Such consolidation will allow the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, for the nine months ended September 30, 1999, the Company incurred $4.1 million in costs, including severance and related termination benefits of $1.1 million, retention bonuses of $0.7 million, personnel relocation costs of $0.8 million, asset dispositions of $0.5 million, lease termination costs of $0.3 million and $0.7 million in other related costs. Total integration costs for 1999 are anticipated to be slightly under $5.0 million. Charges related to the Instromedix acquisition for the nine months ended September 30, 1998 were $1.1 million.

INCOME FROM OPERATIONS
Income from operations increased $15.5 million during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998 primarily due to the $28.3 million in purchased in-process research and development costs recorded in 1998, not incurred in 1999, which was partially offset by the $2.5 million charge to cost of sales resulting from the manufacturing issues related to infusion disposable products, in the second quarter of 1999 and the 1999 Instromedix integration and other activities discussed above.

ADJUSTED EBITDA
Adjusted EBITDA decreased $5.2 million during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. As a percentage of sales, Adjusted EBITDA decreased from 24.7% or $67.2 million, during the nine months ended September 30, 1998 to 21.6% or $62.0 million, during the nine months ended September 30, 1999 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring charges, non-cash purchase accounting charges, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as a measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE
Interest expense increased $6.2 million during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998 primarily due to additional financing obtained to fund the Instromedix acquisition. In connection with the Instromedix acquisition, in July 1998 the Company completed the sale of $109.9 million 11 1/8% Senior Discount Notes due 2008. The increase from the Senior Discount Notes was partially offset by a decrease in interest expense on other long-term debt due to a decrease in the amount outstanding as compared with the nine months ended September 30, 1998 (see Liquidity and Capital Resources).

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

At September 30, 1999, the Company's outstanding indebtedness was $538.5 million, which includes $197.3 million of bank term debt under the Credit Facility, $200.0 million of 9 3/4% Senior Subordinated Notes due 2006 (the "9 3/4% Notes") and $124.8 million (including accretion) of Senior Discount Notes due 2008 which were issued to fund the Instromedix acquisition in July 1998. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. During the second quarter of 1997, the Company entered into an interest rate protection agreement covering approximately 50% of its Credit Facility term loan borrowings. Such agreement fixed the interest rate charged on such borrowings through January 2000, resulting in a weighted average interest rate of 9.1% on the Credit Facility borrowings at September 30, 1999. Included in total consolidated debt, at September 30, 1999 ALARIS Medical had outstanding $16.2 million of 7 1/4% Convertible Debentures.

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

Annual principal amortization of the Company's indebtedness is $1.4 million for the remaining three months of 1999 and $13.6 million and $22.0 million for 2000 and 2001, respectively.

The Convertible Debentures provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The 9 3/4% Notes and the Credit Facility permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the Credit Facility, there exists no default or event of default under the Credit Facility. The Credit Facility requires the Company, under most circumstances, to obtain consent from its bank group to allow ALARIS Medical to repay the Convertible Debentures at maturity. The 9 3/4% Notes allow distributions to ALARIS Medical to fund the repayment of the Convertible Debentures at maturity if certain performance measures are met. Although there can be no assurances, the Company anticipates that its bank group will consent to, and its operating performance will meet the performance measures required to, repay the Convertible Debentures at maturity.

During the three months ended September 30, 1999, the Company made cash payments of approximately $1.4 million related to Instromedix merger and integration costs of which approximately $0.7 million was related to Instromedix integration costs accrued at December 31, 1998. These integration activities primarily relate to the assessment and review of Instromedix operating activities and strategy. In February 1999, as a result of this assessment, the Company announced it plans to consolidate the operations of

Instromedix into its San Diego, California facilities. Such consolidation will allow the Company to leverage its existing infrastructure and manufacturing capacity in San Diego. In connection with these relocation and integration activities, the Company has recorded charges of $4.1 million during the nine months ended September 30, 1999. The Company expects to incur nonrecurring integration and relocation charges slightly under $5.0 million before related income tax benefits for 1999.

As described in Note 5 to the Condensed Consolidated Financial Statements, the Company has entered into two patent license agreements. In connection with these agreements, the Company made a payment of $4.0 million during the third quarter of 1999 and a payment of $6.7 million in the fourth quarter of 1999. No future payments are required under these agreements.

The Company has made capital expenditures of approximately $22.2 million during the first nine months of 1999 and anticipates total capital expenditures of approximately $30.0 million for full year 1999.

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

The Company believes that, on both a short-term and long-term basis, based on current levels of performance, it will generate cash flow from operations, together with its existing cash, sufficient to fund its operations, make planned capital expenditures and make principal amortization and interest payments under the Credit Facility and interest payments on the 9 3/4% Notes. However, on a long-term basis, the Company may not generatE sufficient cash flow from operations to repay the 9 3/4% Notes at maturity in the amount of $200.0 million, to makE scheduled payments on the Senior Discount Notes or to repay the Senior Discount Notes in the amount of $189.0 million at maturity. Accordingly, the Company may have to refinance the 9 3/4% Notes and the Senior Discount NoteS at or prior to maturity or sell assets or raise equity capital to repay such debt. Based on current interest rates and debt outstanding as of September 30, 1999, over the next twelve months, the Company is required to make principal and interest payments under its Credit Facility in the amount of $24.9 million and interest payments on the 9 3/4% Notes and the Convertible Debentures in the amount of $19.5 million and $1.2 million, respectively. In addition, the Company's ability to fund its operations, to make planned capital expenditures and to make scheduled principal and interest payments will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

YEAR 2000 RISK

The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900.

The Company has developed, and is implementing, a comprehensive program to address Year 2000 issues pertaining to both information technology (IT) and non-IT systems. The program is monitored by a steering committee comprised of representatives from key functional areas, which periodically reports to senior management and will be reporting to the board of directors throughout 1999 as to the program's status. The program consists of identification, prioritization, remediation and post-implementation phases and considers the worldwide effect of the Year 2000 on the Company's operations and internal systems (including non-IT systems), customers, products and services, and manufacturing systems, as well as on its third party suppliers and other critical business partners. The committee has completed its assessment and it is not currently aware of any material Year 2000 issues related to third parties with whom the Company conducts business or in its non-IT systems. The committee's assessment will likely be a continuous process through the remainder of 1999. In addition to its customers, the Company conducts business with and utilizes the services of numerous third parties including, but not limited to, suppliers, distributors, telecommunication companies, financial institutions, governmental agencies, and utility companies. The Company has identified and analyzed the most reasonably likely worst-case scenarios for third-party relationships affected by the Year 2000. The ability of these third parties to adequately address their Year 2000 issues is outside the Company's control. Failure by some or all of these parties to adequately address their Year 2000 issues could have a material adverse effect on the Company. Given the number of parties with whom the Company transacts business, it is reasonably likely that some of these parties will not be able to adequately solve their Year 2000 issues in a timely manner. Due to the Company's inability to control third party compliance with Year 2000 issues, there can be no assurances that such Year 2000 issues will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

In order to successfully provide product to its customers, the Company is dependent upon the timely fulfillment of its supply orders from its chosen vendors. The Company has identified potentially critical suppliers and attempted to determine if such suppliers have identified and/or addressed their own Year 2000 issues by means of questionnaires. The Company is dependent on such suppliers to provide timely responses to its questionnaires and is not in a position to verify the truth or accuracy of the responses it receives to such questionnaires. At this time, the Company has not identified or been informed of any significant suppliers that will not be able to fulfill the Company's orders. However, many of the Company's key suppliers have acknowledged that they must make improvements to their systems to properly deal with the Year 2000 orders and issues. As a result, there can be no assurances that key suppliers will be able to timely fill the Company's future orders. The Company has evaluated what alternatives are available if key suppliers could not provide required materials and supplies to the Company when ordered. While a formal contingency plan related to this risk has not yet been completed by the Company, alternatives would be to increase inventory levels of key suppliers and seek supplies from other vendors. In this regard, the Company surveyed its customers and based on the results of such surveys, increased production plans for the months of August, September and October in anticipation of customer stocking orders. The Company also sent letters to certain customers and distributors offering such customers and distributors the opportunity to place additional stocking orders of disposable products. The Company estimates that such contingency plans will be completed by December 31, 1999. However, there can be no assurance that all significant primary and back-up suppliers will be able to fill the Company's orders due to their own Year 2000 issues. Such supplier failures could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

In addition to routine capital expenditures, and in connection with prior acquisitions, the Company has made significant expenditures for the acquisition of enterprise-wide information system software and hardware and the related design, testing and implementation. The manufacturer has represented that the new system is Year 2000 compliant. The Company successfully implemented certain financial applications of the new system and began utilizing such applications at the beginning of 1998. The Company successfully converted the remainder of its domestic business processes to the new system in September 1998. The Company converted its international business unit headquarters as well as its international manufacturing and central distribution center to the new system in October of 1999. The balance of the Company's sales offices will be converted to the new system early in 2000. The International system is also designed to properly process transactions denominated in the euro currency. Euro currency is a new monetary unit which certain European countries can begin using in 1999.

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

During the fiscal years 1996, 1997 and 1998 the Company made combined capital and operating expenditures of approximately $13.9 million related to the new enterprise-wide information system, and expenditures of $4.1 million in the nine months ended September 30, 1999. The significant phases of the project will be completed in 1999 with additional expenditures of approximately $0.7 million anticipated for the remainder of the year.

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

BACKLOG
The backlog of orders, believed to be firm, at September 30, 1999 and 1998 was $6.9 million and $5.2 million, respectively.

FOREIGN OPERATIONS
The Company has significant foreign operations and, as a result, is subject to various risks, including without limitation, foreign currency risks. Historically, the Company has not entered into foreign currency contracts to hedge such exposure and such risk. Due to changes in foreign currency exchange rates during 1999 and 1998, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $0.4 million and $0.3 million during the period ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and the nine months ended September 30, 1998, approximately 35% and 32% of the Company's sales and 28% and 22% of the Company's operating expenses were denominated in currencies other than the Company's functional currency, respectively. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency, and no formal hedging program exists to manage fluctuations in these foreign currencies. The Company continues to evaluate hedging programs to limit the exposure to the Company resulting from changes in foreign currency exchange rates.

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

AMERICAN STOCK EXCHANGE
Effective September 15, 1999 shares of the Company's common stock began trading on the American Stock Exchange (AMEX). ALARIS shares were previously traded on the NASDAQ National Market.

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

                                OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10     -- Resignation and Consulting Agreement dated as of October 29, 1999 among William J. Mercer, ALARIS Medical Systems, Inc. and ALARIS Medical, Inc.

27     -- Financial Data Schedule

                    -----------------------------------------

(b)   Reports on Form 8-K

During the quarter ended September 30, 1999, the Company filed a report on Form 8-K dated August 31, 1999. This report contained a press release related to an agreement entered into with Tyco Healthcare Group LP ("Tyco") which grants ALARIS a paid-up license to certain patents and the settlement of a lawsuit by Sherwood Medical Company, a unit of Tyco.

The Company filed a report on Form 8-K dated October 13, 1999. This report contained a press release related to an agreement entered into between ALARIS Medical Systems and Becton, Dickinson and Company which grants paid-up licenses to certain patents and the settlement of a lawsuit by Becton Dickinson and Company.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       ALARIS MEDICAL, INC.
                                                       ---------------------
                                                                (REGISTRANT)




 Date:   November 12, 1999                    By:         /S/ WILLIAM C. BOPP
                                                  ---------------------------
                                                              William C. Bopp
                            Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit
   NO.
-------

 10     -- Resignation and Consulting Agreement dated as of October 29, 1999 among William J. Mercer, ALARIS Medical Systems, Inc. and ALARIS Medical, Inc.

 27     -- Financial Data Schedule