Form 10-Q
period 2000-09-30
ALARIS MEDICAL INC
filed 2000-11-09
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


         (MARK ONE)

         [/X/] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended SEPTEMBER 30, 2000 or

         [   ]    Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

         For the transition period from ___________ to ___________


Commission File Number:          33-26398
                                 --------


                              ALARIS MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-3492624
   ------------------------------                         -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                   10221 Wateridge Circle, San Diego, CA 92121
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                 (858) 458-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: _____

On November 9, 2000, 58,844,834 shares of Registrant's Common Stock were outstanding, excluding shares held in Treasury.

                              ALARIS MEDICAL, INC.

--------------------------------------------------------------------------------
                                      INDEX


PART I.  FINANCIAL INFORMATION


    Item 1 - Financial Information:

                                                                            Page
                                                                            ----

        Condensed consolidated balance sheet at
        September 30, 2000 and December 31, 1999...........................   3

        Condensed consolidated statement of operations for
        the three and nine months ended September 30, 2000 and 1999........   4

        Condensed consolidated statement of cash flows for
        the nine months ended September 30, 2000 and 1999..................   5

        Condensed consolidated statement of changes
        in stockholders' equity for the period from
        December 31, 1999 to September 30, 2000 ...........................   6

        Notes to the condensed consolidated financial statements...........   7


    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................  14

    Item 3 - Quantitative and Qualitative Disclosures About  Market Risk...  24

PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings.............................................  25

    Item 6 - Exhibits and Reports on Form 8-K..............................  26


                                   FORM 10 - Q
                                 PART 1 - ITEM 1
                              FINANCIAL INFORMATION

                              ALARIS MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------


                                     ASSETS

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       2000          1999
                                                     ---------    ---------
                                                    (UNAUDITED)
Current assets:
  Cash ...........................................   $  29,806    $  23,559
  Receivables, net ...............................      77,434       84,889
  Inventories ....................................      68,346       76,769
  Prepaid expenses and other current assets ......      28,960       25,086
                                                     ---------    ---------
    Total current assets .........................     204,546      210,303

Net investment in sales-type leases,
  less current portion ...........................      24,693       24,407
Property, plant and equipment, net ...............      61,392       68,480
Other non-current assets .........................      29,281       28,157
Intangible assets, net ...........................     252,709      275,443
                                                     ---------    ---------
                                                     $ 572,621    $ 606,790
                                                     =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..............   $  18,098    $  13,769
  Accounts payable ...............................      18,433       25,169
  Accrued expenses and other current liabilities .      60,154       44,606
                                                     ---------    ---------
    Total current liabilities ....................      96,685       83,544
                                                     ---------    ---------
Long-term debt ...................................     505,111      527,082
Other non-current liabilities ....................       8,157       17,115
                                                     ---------    ---------
  Total non-current liabilities ..................     513,268      544,197
                                                     ---------    ---------

Contingent liabilities and commitments (Note 7)

Stockholders' equity:
  Common stock, authorized 75,000 shares at $.01
     par value; 59,296 shares and 59,295 shares
     issued at September 30, 2000 and December 31,
     1999, respectively ..........................         593          593
  Capital in excess of par value .................     148,992      148,991
  Accumulated deficit ............................    (176,574)    (164,195)
  Treasury stock .................................      (2,027)      (2,027)
  Accumulated other comprehensive loss ...........      (8,316)      (4,313)
                                                     ---------    ---------
    Total stockholders' equity ...................     (37,332)     (20,951)
                                                     ---------    ---------

                                                     $ 572,621    $ 606,790
                                                     =========    =========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ALARIS MEDICAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                          (DOLLAR AND SHARE AMOUNTS IN
                        THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                              THREE MONTHS              NINE MONTHS
                                                           ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                           -------------------      -------------------
                                                            2000        1999         2000        1999
                                                          --------    ---------    ---------    --------
Sales ................................................   $ 92,687    $ 91,211    $ 275,088    $ 276,491

Cost of sales ........................................     51,089      43,882      149,123      139,804
                                                         --------    --------    ---------    ---------
Gross margin .........................................     41,598      47,329      125,965      136,687
                                                         --------    --------    ---------    ---------
Selling and marketing expenses .......................     16,727      18,002       52,327       54,736
General and administrative expenses ..................      9,320      10,816       28,925       31,723
Research and development expenses ....................      4,911       4,511       15,899       16,138
Restructuring and other non-recurring charges ........      6,067       2,838        6,602        2,887
                                                         --------    --------    ---------    ---------
  Total operating expenses ...........................     37,025      36,167      103,753      105,484
                                                         --------    --------    ---------    ---------
Lease interest income ................................      1,300       1,187        3,753        3,267
                                                         --------    --------    ---------    ---------
  Income from operations .............................      5,873      12,349       25,965       34,470
                                                         --------    --------    ---------    ---------
Other income (expenses):
  Interest income ....................................        345         361          834        1,123
  Interest expense ...................................    (15,057)    (13,745)     (43,648)     (40,958)
  Other, net .........................................     (1,503)         97         (361)        (793)
                                                         --------    --------    ---------    ---------
Total other expense ..................................    (16,215)    (13,287)     (43,175)     (40,628)
                                                         --------    --------    ---------    ---------
Loss before income taxes .............................    (10,342)       (938)     (17,210)      (6,158)
(Benefit from) provision for income taxes ............     (2,818)        347       (4,300)        (102)
                                                         --------    --------    ---------    ---------
Loss from continuing operations ......................     (7,524)     (1,285)     (12,910)      (6,056)
                                                         --------    --------    ---------    ---------
Discontinued operations:
  Loss from operations of discontinued Instromedix
    business [net of applicable income tax benefits of
    ($351), ($747), ($872) and ($2,998), respectively]       (526)     (1,121)      (1,308)      (4,497)
  Gain on disposal of Instromedix business
    [net of applicable income tax expense of $1,226] .      1,839          --        1,839           --
                                                         --------    --------    ---------    ---------
Total income (loss) from discontinued operations .....      1,313      (1,121)         531       (4,497)
                                                         --------    --------    ---------    ---------
Net loss .............................................   $ (6,211)   $ (2,406)   $ (12,379)   $ (10,553)
                                                         ========    ========    =========    =========
  Loss per common share from continuing operations ...   $   (.13)   $   (.02)   $    (.22)   $    (.10)
                                                         ========    ========    =========    =========
  Discontinued operations ............................   $    .02    $   (.02)   $     .01    $    (.08)
                                                         ========    ========    =========    =========
  Net loss per common share ..........................   $   (.11)   $   (.04)   $    (.21)   $    (.18)
                                                         ========    ========    =========    =========
Weighted average common shares outstanding
  assuming no dilution ...............................     58,845      58,838       58,845       58,805
                                                         ========    ========    =========    =========
Weighted average common shares outstanding
  assuming dilution ..................................     58,852      58,838       58,865       58,805
                                                         ========    ========    =========    =========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ALARIS MEDICAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                        2000        1999
                                                      --------    --------

Net cash provided by operating activities .........   $ 25,698    $ 36,221
                                                      --------    --------
Cash flows from investing activities:
    Net capital expenditures ......................    (11,753)    (22,080)
    Net proceeds from sale of discontinued business     24,202          --
    Payments for licenses and distribution rights .     (1,940)     (3,031)
    Patents, trademarks and other .................       (718)       (942)
                                                      --------    --------
Net cash provided by (used in) investing activities      9,791     (26,053)
                                                      --------    --------
Cash flows from financing activities:
    Principal payments on long-term debt and
      capital lease obligations ...................    (28,489)    (17,543)
    Proceeds from exercise of stock options .......          1         198
    Deferred financing costs ......................       (650)         --
                                                      --------    --------
Net cash used in financing activities .............    (29,138)    (17,345)
                                                      --------    --------
Effect of exchange rate changes on cash ...........       (104)        (42)
                                                      --------    --------
Net increase (decrease) in cash ...................      6,247      (7,219)
Cash at beginning of period .......................     23,559      29,500
                                                      --------    --------
Cash at end of period .............................   $ 29,806    $ 22,281
                                                      ========    ========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ALARIS MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                     (DOLLAR AND SHARE AMOUNTS IN THOUSANDS)

--------------------------------------------------------------------------------



                                                                                             ACCUMULATED
                                                    CAPITAL IN                                  OTHER                      OTHER
                                     COMMON STOCK    EXCESS OF  ACCUMULATED TREASURY STOCK  COMPREHENSIVE             COMPREHENSIVE
                                    SHARES   AMOUNT  PAR VALUE    DEFICIT    SHARES  AMOUNT      LOSS         TOTAL        LOSS
                                    ------   ------  ---------    -------   ------  ------  -------------  ---------  -------------

Balance at December 31, 1999....... 59,295  $  593   $ 148,991  $ (164,195)    453  $(2,027)  $(4,313)      $(20,951)

Comprehensive loss
   Net loss for the period.........                                (12,379)                                  (12,379)    $(12,379)
   Equity adjustment from foreign
    currency translation...........                                                            (4,003)        (4,003)      (4,003)
                                                                                                                         --------
Comprehensive loss.................                                                                                      $(16,382)
                                                                                                                         ========
Exercise of stock options..........      1                   1                                                     1
                                    ------  ------   ---------  ----------   -----  -------   -------       --------
Balance at September 30, 2000...... 59,296  $  593   $ 148,992  $ (176,574)    453  $(2,027)  $(8,316)      $(37,332)
                                    ======  ======   =========  ==========   =====  =======   =======       ========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ALARIS MEDICAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (DOLLARS AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- BUSINESS AND STATEMENT OF ACCOUNTING POLICY

THE COMPANY:
ALARIS Medical, Inc. ("ALARIS Medical") operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories. ALARIS Medical was formed by the merger of IMED Corporation ("IMED") and IVAC Medical Systems, Inc. ("IVAC"), on November 26, 1996 (the "Merger"). ALARIS Medical (formerly Advanced Medical, Inc.) was incorporated on September 28, 1988 under the laws of the state of Delaware. ALARIS Medical and its subsidiaries are collectively referred to as the "Company."

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999.

RECLASSIFICATIONS:
Certain prior year period amounts have been reclassified to conform to the current period presentation. Due to the sale of the Instromedix division in the third quarter of 2000 (Note 2), the operating results of the Instromedix division have been reclassified to discontinued operations in the consolidated statements of operations. This reclassification affects the International business segment, since sales and expenses related to international sales of Instromedix products were historically included in the International business unit. All prior period segment information has been restated to exclude Instromedix results.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

DERIVATIVES:
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which the Company is required to adopt January 1, 2001. This statement will require the Company to record all derivatives on the balance sheet at fair value, and to record most changes to the value of derivatives in income as the change occurs. Upon adoption of FAS 133 all existing derivatives must be recognized on the balance sheet at fair value. Under FAS 133 reporting, the Company's interest rate swap will be presented at fair value on the balance sheet. At September 30, 2000 the fair value of the swap was negative $0.9 million, which would be presented as a non-current liability under FAS 133 with the initial offsetting charge included in other comprehensive income. As it relates to the swap, the adoption of FAS 133 will not have an impact on the results of operations of the Company. FAS 133 also has extensive disclosure requirements. (See Liquidity and Capital Resources.)

SHIPPING AND HANDLING FEES AND COSTS:
In July 2000, The Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus that amounts billed to customers for shipping and handling costs should be included in sales. The classification of shipping and handling costs is considered an accounting policy decision that should be disclosed. If shipping and handling costs are significant and not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. The Company is required to apply the consensus beginning fourth quarter 2000. The Company has historically included most amounts billed to customers for shipping and handling as a reduction of selling and marketing expense where such expenses are included. The Company will not conform prior period financials due to lack of sufficient available data for earlier periods. However, in future periods, the Company will disclose both the current period shipping and handling revenues and the shipping and handling costs included in operating expense to facilitate comparability to prior periods. The Company estimates that shipping and handling charges currently being recorded as reduction of selling and marketing expense are approximately $500 per quarter. While this change will not have any net income effect, future periods sales and selling and marketing expense will both increase by equivalent amounts.

NOTE 2 - SALE OF INSTROMEDIX

On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division ("Instromedix") to Card Guard Technologies, Inc. ("Buyer") for $30,000 in cash ("the Sale").

The Asset Purchase Agreement and the other agreements executed in connection with the sale provide that the Company will assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California. Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow. The Company will receive such escrowed amounts upon completion of its obligations under the agreements. The agreement also entitles the Buyer to indemnification of up to $7,500 if the Company fails to meet its obligation under this agreement. The Company will recognize the gain associated with this contingent amount upon completion of its obligation under the agreement. During this transition period, the Company will continue to manufacture Instromedix products for Buyer. It is anticipated that the Company will complete these transition activities in the first quarter of 2001.

The total after tax gain to be recorded related to the Sale is estimated at approximately $5,100, with $1,839, or $.03 per share, recorded during the quarter ended September 30, 2000. The remainder of the gain will be recorded when the Company has completed its obligations under the Asset Purchase Agreement. The amount of gain to be recorded at such time is dependent upon the actual costs incurred by the Company to complete the transition activities and the amount actually received from the escrow.

Approximately $18,000 of the net cash proceeds from the Sale (after taxes and other estimated costs) was used to repay indebtedness under the ALARIS Medical Systems credit facility.

As a result of the Sale, the Company has restated its historically reported consolidated statements of operations to exclude the Instromedix results from continuing operations and report such operating results as discontinued operations. The gain on the sale and the Instromedix third quarter 2000 operating results through the sale date have also been reported as discontinued operations in the quarter ended September 30, 2000. For the quarters ended September 30, 2000 and 1999 Instromedix sales included in discontinued operations were $2,055 and $2,780, respectively. For the nine months ended September 30, 2000 and 1999 Instromedix sales included in discontinued operations were $8,672 and $10,551, respectively.

NOTE 3 -- RESTRUCTURING

On July 7, 2000, the Company announced plans for restructuring activities which are anticipated to total approximately $7,000 this year. These actions are intended to save approximately $6,000 per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts.

During the nine months ended September 30, 2000 the Company recorded a charge of $6,602 included in restructuring and other non-recurring charges. Of this charge, approximately $4,800 related to employee termination benefits, $800 related to termination of a product distribution agreement (including $200 in legal expenses) and $1,000 to non-cash charges for fixed asset write-offs. The restructuring plans call for 154 manufacturing employees and 13 sales and administrative employees to be terminated. As of September 30, 2000, approximately $1,400 of employee termination costs have been paid to 74 employees. Additionally, approximately $300 has been paid for termination of a product distribution agreement and related legal costs year-to-date. The remaining restructuring accrual of $3,900 is comprised of approximately $3,400 for severance and related employee costs and $500 for termination of a product distribution agreement. The majority of the restructuring charges are expected to be paid throughout the remainder of 2000, with final activities and payments completed during the first quarter of 2001.

NOTE 4 -- INVENTORIES

Inventories comprise the following:


                     SEPTEMBER 30,   DECEMBER 31,
                         2000           1999
                     -------------   ------------

Raw materials ......    $28,863        $34,960
Work-in-process ....      7,695          6,156
Finished goods .....     31,788         35,653
                        -------        -------

                        $68,346        $76,769
                        =======        =======


NOTE 5 -- LOSS PER SHARE

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                      2000                       1999
                                              ---------------------     ----------------------
                                                BASIC       DILUTED      BASIC        DILUTED
                                              --------     --------     --------     ---------

Loss from continuing operations ..........    $ (7,524)    $ (7,524)    $ (1,285)    $ (1,285)
Income (loss) from discontinued operations       1,313        1,313       (1,121)      (1,121)
                                              --------     --------     --------     --------
Net loss .................................    $ (6,211)    $ (6,211)    $ (2,406)    $ (2,406)
                                              ========     ========     ========     ========
Weighted average common shares outstanding      58,845       58,852       58,838       58,838

Loss per share from continuing operations     $   (.13)    $   (.13)    $   (.02)    $   (.02)
Income (loss) per share from discontinued
  operations .............................         .02          .02         (.02)        (.02)
                                              --------     --------     --------     --------
Net loss per common share ................    $   (.11)    $   (.11)    $   (.04)    $   (.04)
                                              ========     ========     ========     ========



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                               2000                       1999
                                                       ---------------------     ----------------------
                                                         BASIC       DILUTED      BASIC        DILUTED
                                                       --------     --------     --------     ---------
Loss from continuing operations ....................    $(12,910)    $(12,910)    $ (6,056)    $ (6,056)
Income (loss) from discontinued operations .........         531          531       (4,497)      (4,497)
                                                        --------     --------     --------     --------
Net loss ...........................................    $(12,379)    $(12,379)    $(10,553)    $(10,553)
                                                        ========     ========     ========     ========
Weighted average common shares outstanding .........      58,845       58,865       58,805       58,805

Loss per share from continuing operations ..........    $   (.22)    $   (.22)    $   (.10)    $   (.10)
Income (loss) per share from discontinued operations         .01          .01         (.08)        (.08)
                                                        --------     --------     --------     --------
Net loss per common share ..........................    $   (.21)    $   (.21)    $   (.18)    $   (.18)
                                                        ========     ========     ========     ========


Loss from continuing operations per share and net loss per common share assuming no dilution and dilution are the same for the three and nine months ended September 30, 2000 and September 30, 1999, as the Company experienced a net loss. Options outstanding at September 30, 2000 and September 30, 1999 were excluded due to their antidilutive nature. Had such options been included, the weighted average shares outstanding would have increased by 7 and 20 for the three and nine months ended September 30, 2000 and increased by 596 and 931 for the three and nine months ended September 30, 1999.

The Company's 7.25% Convertible Debentures (the "Convertible Debentures") were not included in the calculation of diluted earnings per share in the three and nine months ended September 30, 2000 and 1999 as they are antidilutive. For both the three and nine months ended September 30, 2000 and 1999, the $16,152 of Convertible Debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $176 and $528, net of taxes, to net income due to the reduction in interest expense.

NOTE 6 -- SEGMENT INFORMATION

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

The table below presents information about reported segments for continuing operations for the:

Three months ended September 30,


                                      NORTH                    SHARED
                                     AMERICA   INTERNATIONAL   SERVICES     TOTAL
                                     -------   -------------   --------     -----

2000
  Sales .........................    $64,221      $28,466      $    --     $92,687
  Operating income (loss) from
      continuing operations .....      7,807        1,549       (3,483)      5,873
  Adjusted EBITDA ...............     15,751        5,512         (965)     20,298

1999
  Sales .........................    $62,804      $28,407      $    --     $91,211
  Operating income (loss) from
     continuing operations ......     16,118        5,421       (9,190)     12,349
  Adjusted EBITDA ...............     19,534        7,091       (3,003)     23,622


Reconciliation of total segment adjusted EBITDA to consolidated loss from continuing operations before taxes:


                                                           2000         1999
                                                         --------     --------

ADJUSTED EBITDA
  Total adjusted EBITDA for reportable segments .....    $ 20,298     $ 23,622
  Depreciation and amortization .....................      (8,358)      (8,435)
  Interest, net .....................................     (14,712)     (13,384)
  Restructuring and other non-recurring charges .....      (6,067)      (2,838)
  Other reconciling items ...........................      (1,503)          97
                                                         --------     --------
    Consolidated loss from continuing operations
      before income taxes ...........................    $(10,342)    $   (938)
                                                         ========     ========


Nine months ended September 30,


                                      NORTH                  SHARED
                                     AMERICA  INTERNATIONAL  SERVICES     TOTAL
                                     -------- -------------  --------    --------

2000
    Sales .......................    $188,003    $87,085     $     --    $275,088
    Operating income (loss) from
       continuing operations ....      26,292     10,429      (10,756)     25,965
    Adjusted EBITDA .............      41,969     18,382       (3,398)     56,953

1999
    Sales .......................    $187,395    $89,096     $     --    $276,491
    Operating income (loss) from
       continuing operations ....      34,738     18,908      (19,176)     34,470
    Adjusted EBITDA .............      44,919     23,420       (6,310)     62,029


Reconciliation of total segment adjusted EBITDA to consolidated loss from continuing operations before taxes:


                                                                2000         1999
                                                            --------     --------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments ......    $ 56,953     $ 62,029
    Depreciation and amortization ......................     (24,386)     (24,672)
    Interest, net ......................................     (42,814)     (39,835)
    Restructuring and other non-recurring charges ......      (6,602)      (2,887)
    Other reconciling items ............................        (361)        (793)
                                                            --------     --------
       Consolidated loss from continuing operations
         before income taxes ...........................    $(17,210)    $ (6,158)
                                                            ========     ========


NOTE 7 -- CONTINGENCIES AND LITIGATION

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

In October 1999, the Company received a warning letter from the FDA related to earlier inspections of the San Diego based manufacturing facility. The letter stated that, the Company would be required to submit to the FDA periodic certifications as to its state of compliance based on the outcome of inspections conducted by outside regulatory consultants employed by the Company. On April 29, 2000 the Company's president and chief executive officer, David L. Schlotterbeck, certified to the FDA that, to the best of his knowledge, the Company has initiated or completed all corrections called for in the report issued by the independent consultant. On July 10, 2000, the Company received correspondence from the FDA indicating that the certification adequately addresses the FDA's concerns. In this connection, in August 2000 the FDA completed an inspection of the Company's San Diego based manufacturing facility. The Company will submit one additional certification to the FDA in April 2001.

Since 1995, the Company has on fourteen occasions initiated product recalls or issued safety alerts regarding its products regulated by the FDA. In each case this was done because the products were found not to meet the Company's specifications. Of the fourteen recalls, four are closed and notice to that effect has been received from the FDA. The Company has submitted to the FDA a request for closure related to nine of the recalls but has not received notice of closure from the FDA. There is one remaining active recall. Additionally, the Company has two active field corrections related to its products manufactured and sold outside the United States. None of the recalls or field corrections materially interfered with the Company's operations and all such affected product lines continued to be marketed by the Company, with the exception of one of the two international field corrections and the Model 599 Series infusion pump, for which the Company continues to sell administration sets and replacement parts only.

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

The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the international infusion systems market. Based on historical pump placements, the Company believes it has a number one or two market position in seven Western European countries, the number three market position in three countries, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals, to patients, consist of single and multi-channel infusion pumps and dedicated and non-dedicated disposable administration sets (i.e., plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States.

The Company sells a full range of products through a worldwide direct sales force consisting of over 250 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 30.7% and 31.7% of the Company's total sales for the three and nine months ended September 30, 2000. For the nine months ended September 30, 2000, the Company had sales of $275.1 million and Adjusted EBITDA of $57.0 million.

In recent years, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. Notwithstanding this, unit sales volume of the Company's disposable administration sets increased in every year since 1993. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the increasing use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which insure compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. The Company expects that such GPOs will become increasingly more common and may have an adverse effect on the Company's future profitability. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery could affect the Company's future results of operations. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:


                                                     THREE MONTHS        NINE  MONTHS
                                                  ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                  -------------------  -------------------
                                                   2000       1999       2000       1999
                                                   -----      -----      -----      -----

Sales .......................................      100.0%     100.0%     100.0%     100.0%
Cost of sales ...............................       55.1       48.1       54.2       50.6
                                                   -----      -----      -----      -----
Gross margin ................................       44.9       51.9       45.8       49.4

Selling and marketing expenses ..............       18.1       19.7       19.0       19.8
General and administrative expenses .........       10.1       11.9       10.5       11.5
Research and development expenses ...........        5.3        4.9        5.8        5.8
Restructuring and other non-recurring charges        6.5        3.1        2.4        1.0
Lease interest income .......................        1.4        1.3        1.4        1.2
                                                   -----      -----      -----      -----

Income from operations ......................        6.3       13.6        9.5       12.5
Interest expense ............................      (15.8)     (14.7)     (15.6)     (14.4)
Other, net ..................................       (1.6)       0.1       (0.1)      (0.3)
                                                   -----      -----      -----      -----
Loss from continuing operations
   before income taxes ......................      (11.1)      (1.0)      (6.2)      (2.2)
(Benefit from) provision for income taxes
   from continuing operations ...............       (3.0)       0.4       (1.6)      --
                                                   -----      -----      -----      -----
Loss from continuing operations .............       (8.1)      (1.4)      (4.6)      (2.2)
Loss from discontinued operations
  (net of tax) ..............................       (0.6)      (1.2)      (0.5)      (1.6)
Gain on disposal of discontinued operations
  (net of tax) ..............................        2.0       --          0.6       --
                                                   -----      -----      -----      -----
Net loss ....................................       (6.7)%     (2.6)%     (4.5)%     (3.8)%
                                                   =====      =====      =====      =====
OTHER DATA:
     Adjusted EBITDA ........................       21.9%      25.9%      20.7%      22.4%



                                                         THREE MONTHS              NINE  MONTHS
                                                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                       -------------------       -------------------
                                                        2000        1999          2000         1999
                                                      --------     --------     --------     --------

Adjusted EBITDA (1) ..............................    $ 20,298     $ 23,622     $ 56,953     $ 62,029
Restructuring and other non-recurring charges ....      (6,067)      (2,838)      (6,602)      (2,887)
Depreciation and amortization (2) ................      (8,358)      (8,435)     (24,386)     (24,672)
Interest income ..................................         345          361          834        1,123
Interest expense .................................     (15,057)     (13,745)     (43,648)     (40,958)
Other, net .......................................      (1,503)          97         (361)        (793)
Benefit from (provision for) income taxes
  from continuing operations .....................       2,818         (347)       4,300          102
Loss from discontinued operations
  (net of tax) ...................................        (526)      (1,121)      (1,308)      (4,497)
Gain on disposal of discontinued operations
  (net of tax) ...................................       1,839           --        1,839           --
                                                      --------     --------     --------     --------
Net loss .........................................    $ (6,211)    $ (2,406)    $(12,379)    $(10,553)
                                                      ========     ========     ========     ========

-------------------------

(1) Adjusted EBITDA represents income from operations before restructuring and other non-recurring charges, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as ALARIS Medical believes that the inclusion of these items would not be helpful to an investor's understanding of ALARIS Medical's ability to service debt. ALARIS Medical's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(2) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

The Company's sales results are reported consistent with the Company's two strategic business units: North America and International. The following table summarizes sales to customers by each business unit.

                            THREE MONTHS          NINE MONTHS
                         ENDED  SEPTEMBER 30,  ENDED SEPTEMBER 30,
                         -----  -------------  -------------------
                           2000       1999      2000       1999
                           ----       ----      ----       ----
                            (IN MILLIONS)         IN MILLIONS)
North America sales ....   $ 64.2    $ 62.8    $ 188.0    $ 187.4
International sales ....     28.5      28.4       87.1       89.1
                           ------    ------    -------    -------
     Total sales .......   $ 92.7    $ 91.2    $ 275.1    $ 276.5
                           ======    ======    =======    =======


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

PRIOR PERIOD INFORMATION HAS BEEN RESTATED TO CONFORM TO THE CURRENT YEAR PRESENTATION WHICH REFLECTS INSTROMEDIX AS A DISCONTINUED OPERATION.

SALES

Sales increased $1.5 million, or 2%, for the quarter ended September 30, 2000 compared with the same quarter last year. North America sales increased $1.4 million, or 2%, compared with the third quarter of 1999 due to an increase in drug infusion instrument revenue. International sales increased approximately $0.1 million over the same period in the prior year. An increase of $1.8 million in International instrument revenue was partially offset by lower disposables and service revenue. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999, translation of 2000 International sales were adversely impacted by $2.8 million. Using constant exchange rates, International sales increased approximately 10% compared with the third quarter of 1999, driven primarily by unit growth in both syringe pumps and large volume pumps, especially in the U.K. market.

GROSS MARGIN

Gross margin decreased $5.7 million, or 12%, during the quarter ended September 30, 2000 compared with the same quarter last year. The gross margin percentage decreased to 44.9% in the third quarter of 2000, from 51.9% in the third quarter of 1999. Third quarter 2000 costs of sales were negatively impacted by product mix, higher production and service costs, and lower average selling prices on International products, particularly in France and Germany. These higher costs, as well as the effect of a stronger U.S. dollar, reduced gross margins.

SELLING AND MARKETING EXPENSES

Selling and marketing expense decreased $1.3 million, or 7%, during the quarter ended September 30, 2000 compared with the same period in 1999 due to the favorable effect on International expenses of a strong U.S. dollar as well as $1.2 million in management consulting fees incurred in the third quarter of 1999 associated with developing and validating product strategies. As a percentage of sales, selling and marketing expenses decreased to 18.1% for the third quarter of 2000 from 19.7% in the third quarter of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $1.5 million, or 14%, during the three months ended September 30, 2000 compared with the three months ended September 30, 1999. This decrease is primarily due to lower amortization expense in the current period resulting from intangible assets becoming fully amortized and lower legal fees compared with prior period. As a percent of sales, general and administrative expenses decreased to 10.1% in the third quarter of 2000 from 11.9% in the third quarter of 1999.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased approximately $0.4 million, or 9%, during the three months ended September 30, 2000 compared with the three months ended September 30, 1999 due to increased personnel costs and higher consulting and project spending associated with an increased focus on new product development.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

Restructuring and other non-recurring charges increased $3.2 million during the quarter ended September 30, 2000 compared with the same period in the prior year. The 2000 costs represent the previously announced restructuring activities the Company has initiated. These costs are anticipated to total approximately $7.0 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts. The $6.1 million in restructuring and other non-recurring charges taken during the current period were comprised of severance ($4.5 million), fixed asset write-offs ($1.0 million), termination of a product distribution agreement ($0.5 million) and legal ($0.1 million).

Third quarter 1999 charges of $2.8 million related to two patent license agreements for patent infringement lawsuits.

INCOME FROM CONTINUING OPERATIONS

Income from operations decreased $6.5 million during the three months ended September 30, 2000 compared with the three months ended September 30, 1999 primarily due to lower gross margins, current year restructuring charges and other activities discussed above.

DISCONTINUED OPERATIONS

During the third quarter of 2000, the Company sold its Instromedix division to Card Guard Technologies, Inc., resulting in a gain of $1.8 million, net of applicable taxes. Third quarter 2000 operating losses of $0.5 (net of tax) for the Instromedix division are included in discontinued operations. (Note 2)

ADJUSTED EBITDA

Adjusted EBITDA decreased $3.3 million during the three months ended September 30, 2000 compared with the three months ended September 30, 1999. As a percentage of sales, Adjusted EBITDA decreased from 25.9%, or $23.6 million, during the three months ended September 30, 1999 to 21.9%, or $20.3 million, during the three months ended September 30, 2000 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $1.3 million, or 10%, during the three months ended September 30, 2000 compared with the three months ended September 30, 1999 due to increased interest accretion on the

Company's 11 1\8% senior discount notes as well as higher interest rates in 2000 on the Company's other outstanding debt. Additionally, in conjunction with an $18.1 million debt repayment following the sale of Instromedix, the Company recorded a corresponding reduction of debt issuance costs, resulting in a $0.4 million interest expense charge in the third quarter of 2000. (See Note 2 and Liquidity and Capital Resources.)

OTHER EXPENSE

Other expense increased $1.6 million during the quarter ended September 30, 2000 compared with the same period in the prior year due to the unfavorable foreign currency transaction losses resulting from the strengthening of the U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

PRIOR PERIOD INFORMATION HAS BEEN RESTATED TO CONFORM TO THE CURRENT YEAR PRESENTATION WHICH REFLECTS INSTROMEDIX AS A DISCONTINUED OPERATION.

SALES

Sales decreased $1.4 million, or 1%, for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. North America sales increased $0.6 million compared with the nine months ended September 30, 1999 primarily in drug infusion instrument revenue. A $4.0 million increase in North America instrument sales was partially offset by a decrease in sales of drug infusion disposable administration sets, patient monitoring equipment and services revenue. Disposable set revenue was lower than a year ago in major markets worldwide.

International sales decreased $2.0 million, or 2%, compared with 1999. Increased instrument sales of $0.2 million were more than offset by decreases in disposables, patient monitoring and service revenues, due largely to lower translation of these foreign currency denominated sales. Foreign currency rate changes had an adverse effect on International sales in the first nine months of 2000. The majority of the Company's international sales are denominated in foreign currencies. Due to a stronger U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999, translation of 2000 International sales were adversely impacted by $6.3 million, or 7%. Using constant exchange rates, International sales increased 5%, driven primarily by unit growth in syringe pumps and large volume pumps.

GROSS MARGIN

Gross margin decreased $10.7 million, or 8%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 due to lower sales, changes in product mix and unfavorable manufacturing variances. The gross margin percentage decreased to 45.8% in the nine months ended September 30, 2000, from 49.4% in the nine months ended September 30, 1999. Contributing to the margin decrease in 2000 was the overall worldwide mix of increased instrument sales and lower disposables sales, lower international sales which typically carry higher margins than U.S. sales, a stronger U.S. dollar, as well as less favorable production costs in the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses decreased $2.4 million, or 4%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 due to lower International sales volume, the favorable effect on international expenses of a strong U.S. dollar. Additionally, the 1999 results included costs of approximately $1.7 million that were not repeated in 2000 for management consulting fees associated with developing and validating product strategies. As a percentage of sales, selling and marketing expenses decreased to 19.0% for 2000 from 19.8% for 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $2.8 million, or 9%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This decrease is primarily due to lower amortization expense in 2000 resulting from intangible assets becoming fully amortized. These decreases were partially offset by increased information technology costs for the Company's new International operating system implemented in late 1999. As a percentage of sales, general and administrative expenses decreased to 10.5% from 11.5% in the prior year period.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased approximately $0.2 million, or 2%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 which contained consulting and material costs for the development of prototype instruments that were not as significant in 2000.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

Restructuring and other non-recurring charges increased $3.7 million during the nine months ended September 30, 2000 compared with the same period in the prior year. The 2000 costs represent the previously announced restructuring activities the Company has initiated which are anticipated to total approximately $7.0 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts. The restructuring and other non-recurring charges of $6.6 million taken during the current period were comprised of severance ($4.8 million), fixed asset write-offs ($1.0 million), termination of a product distribution agreement ($0.6 million) and legal ($0.2 million).

The 1999 charges of $2.9 million related primarily to two patent license agreements for patent infringement lawsuits.

INCOME FROM CONTINUING OPERATIONS

Income from operations decreased $8.5 million, or 25%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 primarily due to lower sales and gross margins and restructuring charges, which were partially offset by lower operating spending.

DISCONTINUED OPERATIONS

During the third quarter of 2000, the Company sold its Instromedix division to Card Guard Technologies, Inc., resulting in a gain of $1.8 million, net of applicable taxes. For the nine months ended September 30, 2000, operating losses of $1.3 million (net of tax) for the Instromedix division are included in discontinued operations. (Note 2)

ADJUSTED EBITDA

Adjusted EBITDA decreased $5.1 million during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. As a percentage of sales, Adjusted EBITDA decreased from 22.4%, or $62.0 million, during the nine months ended September 30, 1999 to 20.7%, or $57.0 million, during the nine months ended September 30, 2000 due to the reasons discussed above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

INTEREST EXPENSE

Interest expense increased $2.7 million, or 7%, during the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 primarily due to increased interest accretion on the Company's 11 1/8% senior discount notes as well as higher interest rates in 2000 on the Company's other outstanding debt. Additionally, in conjunction with an $18.1 million debt repayment following the sale of Instromedix, the Company recorded a corresponding reduction of debt issuance costs, resulting in a $0.4 million interest expense charge in the current period. (See Note 2 and Liquidity and Capital Resources.)

OTHER EXPENSE

Other expense decreased $0.4 million during the nine months ended September 30, 2000 compared with the same period in the prior year. In the second quarter of 2000, the favorable resolution of two tradename disputes resulted in payments to ALARIS of approximately $2.8 million. This income in 2000 was partially offset by increases of $2.3 million in foreign currency transaction losses resulting from the strengthening of the U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999.

LIQUIDITY AND CAPITAL RESOURCES

Management currently believes that sufficient cash will be available through ALARIS Medical Systems, based upon current operations, to satisfy debt service and other corporate expenses of ALARIS Medical during the next twelve months. In November 1996, ALARIS Medical Systems entered into a bank credit facility consisting of term loans and a revolving credit facility (the "Credit Facility"). The Credit Facility permits ALARIS Medical Systems to transfer to ALARIS Medical up to $1.5 million annually to fund ALARIS Medical's operating expenses and additional amounts sufficient to meet interest payment requirements.

The Company expects to continue to meet its liquidity needs during the next twelve months, including capital expenditure requirements, with cash flow from operations of ALARIS Medical Systems. The Company's primary future use of funds will continue to be to fund operating expenses, including planned expenditures for new research and development programs, capital expenditures and to pay debt service on outstanding indebtedness.

At September 30, 2000, the Company's outstanding indebtedness was $523.2 million, which includes $167.8 million of bank term debt under the Credit Facility, $200.0 million of Senior Subordinated Notes due 2006 (the "Notes"), which were issued in connection with the Merger and $139.1 million (including accretion) of senior discount notes due 2008 ("Senior Discount Notes") which were issued to fund the Instromedix acquisition in July 1998. Interest accruing on the Senior Discount Notes is added to the outstanding principal balance through July 31, 2003. Interest accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The bank debt bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. From February 2000 until August of 2000, all borrowings under the Credit Facility were subject to interest rate risk. Effective August 2000, the Company entered into an interest rate protection agreement on a $100 million notional amount at a three month eurodollar benchmark interest rate of 7.245%, covering the period of August 2000 through January 2002. The agreement effectively fixes the interest rate on approximately 60% of the outstanding Credit Facility term loan borrowings. As of September 2000, this resulted in a weighted average rate of 10.05% on all Credit Facility borrowings. At September 30, 2000, a one percentage point increase in the applicable interest rate would result in a $0.7 million annual increase in interest expense. Included in total consolidated debt, at September 30, 2000, ALARIS Medical had outstanding $16.2 million of 7 1/4% Convertible Debentures (the "Convertible Debentures").

The Convertible Debentures provide for semi-annual interest payments of approximately $0.6 million and mature on January 15, 2002. The Notes and the Credit Facility permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures and to make limited distributions to ALARIS Medical to fund operating expenses and to pay income taxes; provided that, with respect to the Credit Facility, there exists no default or event of default under the Credit Facility. The Credit Facility requires the Company to meet certain performance measures and, under most circumstances, to obtain consent from its bank group to allow ALARIS Medical to repay the Convertible Debentures at maturity. The Notes allow distributions to ALARIS Medical to fund the repayment of the Convertible Debentures at maturity if certain performance measures are met. The Company may not receive its bank group's consent to, and anticipates that its operating performance will not meet the performance measures required to, repay the Convertible Debentures at maturity. In order to avoid causing default on the Company's other indebtedness, which could have a material adverse effect on the Company, the Company is exploring alternatives to satisfy or revise its obligations under the Convertible Debentures. However, there can be no assurances that the Company will be successful in implementing any alternatives that will satisfy or revise these obligations at or prior to maturity.

As a result of the Company's significant indebtedness, the Company expects to incur significant interest expense in future periods. The Company believes that its existing cash and cash provided by operations will be sufficient to meet its interest and principal payment obligations for the next twelve months. Based on current interest rates and debt outstanding as of September 30, 2000, over the next twelve months, the Company is required to make principal and interest payments under its Credit Facility and its related interest rate protection agreement in the amount of $34.0 million and interest payments on the 9 3/4% Notes and the Convertible Debentures in the amount of $19.5 million and $1.2 million, respectively.

Annual principal amortization of the Company's indebtedness is $3.1 million for the remaining three months of 2000 and $19.9 million and $42.2 million for 2001 and 2002, respectively.

Additionally, on a long-term basis, the Company may not generate sufficient cash flow from operations to repay the 9 3/4% Notes at maturity in the amount of $200.0 million, to make scheduled payments on the Senior Discount Notes or to repay the Senior Discount Notes in the amount of $189.0 million at maturity. Accordingly, the Company may have to refinance the 9 3/4% Notes and the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to repay such debt.
The Company is exploring alternatives to better position it to satisfy the obligations under these debt agreements. However, there can be no assurances that the Company will be successful in these efforts.

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

On July 7, 2000, the Company announced plans for restructuring activities which are anticipated to total approximately $7.0 million this year. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts. Approximately $1 million of the total estimated restructuring charge will be non-cash. During the first nine months of 2000, the Company made cash payments of $1.7 million for the first portion of the restructuring charges. The majority of the restructuring charges are expected to be paid throughout the remainder of 2000. At September 30, 2000, $3.9 million is accrued for restructuring costs.

In August 2000, in connection with the sale of Instromedix, the Company made a payment of $18.1 million under the Credit Facility, reducing the outstanding balance to $167.8 million from $185.9 million. The Company made capital expenditures of approximately $11.8 million during the nine months ended September 30, 2000 and anticipates additional capital expenditures of approximately $5 million during the remainder of 2000.

BACKLOG

The backlog of orders was estimated to be $7.7 million at September 30, 2000 and was $6.9 million at September 30, 1999, respectively.

FOREIGN OPERATIONS

The Company has significant foreign operations and, as a result, is subject to various risks, including without limitation, foreign currency risks. The Company has not entered into foreign currency contracts for purposes of hedging or speculation. Due to changes in foreign currency exchange rates during 2000 and 1999, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $3.0 million and $0.4 million during the nine months ended September 30, 2000 and 1999, respectively. In addition, during the nine months ended September 30, 2000 the Company recorded $4.0 million of foreign currency translation adjustments in equity as a component of other comprehensive loss. For the nine months ended September 30, 2000 and 1999, approximately 34% and 34% of the Company's sales and 30% and 29% of the Company's operating expenses were denominated in currencies other than the Company's functional currency, respectively. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including restrictions contained in the instruments governing the Company's indebtedness, the significant leverage to which the Company is subject, the effect of change in foreign currency exchange rates, the effect of legislative and regulatory changes affecting the health care industry, the potential of increased levels of competition and technological changes, the dependence of the Company upon the success of new products and ongoing research and development efforts including obtaining regulatory approvals, and other matters referred to in this report.

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

                    -----------------------------------------


(b)   Reports on Form 8-K

During the quarter ended September 30, 2000 the Company filed a report on Form 8-K dated September 15, 2000. This report contained information and pro forma financial statements related to the sale of the Instromedix division to Card Guard Technologies, Inc.

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


                                                            ALARIS MEDICAL, INC.
                                                            --------------------
                                                                    (REGISTRANT)




     Date:   November 9, 2000                           By:  /s/ WILLIAM C. BOPP
                                                            --------------------
                                                                 William C. Bopp
                               Senior Vice President and Chief Financial Officer