Form 10-Q/A
period 2000-09-30
ALARIS MEDICAL INC
filed 2000-12-04
CIK 817161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A


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

The purpose of this Form 10Q/A is to amend Item 6 to add an exhibit as of September 30, 2000.
                                  Page 1 of 27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.21     --    Amendment No. 7 and Consent to the Bank Credit Agreement dated as of August 28, 2000, among ALARIS Medical Inc., ALARIS Medical
                Systems, Inc., the financial institutions party to the Credit
                Agreement, Bankers Trust Company and Banque Paribas.

27        --    Financial Data Schedule (previously filed)

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


                                                            ALARIS MEDICAL, INC.
                                                            --------------------
                                                                    (REGISTRANT)




     Date:   December 4, 2000                           By:  /s/ WILLIAM C. BOPP
                                                            --------------------
                                                                 William C. Bopp
                               Senior Vice President and Chief Financial Officer