Form 10-K
period 2000-12-31
ALARIS MEDICAL INC
filed 2001-04-16
CIK 817161

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         (Mark One)
         [|X|]    Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of
                  1934.

                 For the fiscal year ended DECEMBER 31, 2000 or

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

Securities registered pursuant to Section 12(b) of the Act:
                                                          NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                       ON WHICH REGISTERED
 Common Stock, $0.01 par valueAmerican Stock Exchange
 7 1/4% Convertible Subordinated Debentures due 2002     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES: /X/   NO:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the shares of the registrant's common stock, $0.01 par value per share ("Common Stock"), held by nonaffiliates of the registrant, computed by reference to the price at which such stock was last sold, on April 2, 2001, was $6,701,278. Solely for purposes of this calculation, the following persons, who beneficially owned in the aggregate 48,180,607 shares of Common Stock at April 2, 2001, have been deemed to be affiliates of the registrant: directors of the registrant, Executive Officers and known stockholders of the registrant beneficially owning 5% or more of the outstanding shares of Common Stock.

As of April 2, 2001, the registrant had 58,844,834 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 ("Proxy Statement"), are incorporated by reference as described in Part III.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

BACKGROUND

         ALARIS Medical, Inc. ("ALARIS Medical"), a holding company, operating through its consolidated subsidiaries, designs, manufactures, distributes and services intravenous infusion therapy and patient monitoring instruments and related disposables and accessories. ALARIS Medical was formed by the merger of two pioneers in infusion systems, IMED Corporation and IVAC Medical Systems, Inc., on November 26, 1996. ALARIS Medical and its subsidiaries are collectively referred to as the "Company." ALARIS Medical (formerly Advanced Medical, Inc.) was incorporated on September 28, 1988 under the laws of the State of Delaware.

OVERVIEW

         The Company is a leading provider of infusion systems and related technologies to the United States hospital market, with the largest installed base of pump delivery lines ("channels"). The Company is also a leader in the International infusion systems market. Based on its installed base of infusion pumps, the Company has a number one or two market position in seven Western European countries, the number three market position in three others, the largest installed base of infusion pumps in Australia and Canada and a developing position in Latin America and Asia. The Company's infusion systems, which are used to deliver one or more fluids, primarily pharmaceuticals or nutritionals to patients, consist of single and multi-channel infusion pumps and dedicated and non-dedicated disposable administration sets (i.e., plastic tubing and pump interfaces). In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, pulse, pulse oximetry and blood pressure, with the largest installed base of hospital thermometry systems in the United States.

         ALARIS Medical has defined two strategic business units: North America, which includes the United States and Canada; and International, which includes all other international operations, including Europe, Asia, Australia and Latin America.

         The North American and International operating units manufacture and market intravenous infusion therapy devices and patient monitoring products, primarily using a direct sales force for product distribution. The International unit also utilizes product distributors in areas where the Company does not have a direct sales force. Distributor sales accounted for 10.4% of International sales in 2000. Service of the Company's products represented approximately 5% of the Company's sales in 2000.

         The Company sells a full range of products through the worldwide direct sales force consisting of over 250 salespersons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales to customers located in and outside of North America accounted for approximately 68.6% and 31.4%, respectively, of the Company's sales for the year ended 2000. For the year ended December 31, 2000, the Company had sales of approximately $378.9 million.

--------------------------------------------------------------------------------
The Company has registered or applied to register the following trademarks:
AccuSlide(R), ALARIS(R), ALARIS Medical Systems(R), Asena(TM), COREoCHECK(R), Gemini(R), Gemini PC-1(R), Gemini PC-2(R), Gemini PC-2TX(R), Gemini PC-4(R), Guardrails(TM), IMED(R), IVAC(R), MEDLEY(TM), MedSystem III(R), Patient Solutions, Inc.(R), PCAM(R), Profiles(TM), ReadyMED(R), Signature Edition(R), SmartSite(R), TURBOoTEMP(TM), VersaSafe(R), VITALoCHECK(R)

         INFUSION SYSTEMS. The Company offers a wide variety of infusion pumps designed to meet the varying price and technological requirements of its diverse customer base. These infusion pumps include the Gemini series, consisting of single, dual and four channel infusion pumps designed for use in all hospital settings by customers with sophisticated technological requirements; the Signature Edition Family, a versatile, user-friendly single and dual channel infusion pump for use in critical and general medical and surgical settings; the MedSystem III instrument (the "MS III"), a compact, lightweight, programmable three channel infusion pump targeted for the hospital critical care setting and patient transport applications. A single channel pump has only one fluid delivery line to the patient, while a multi-channel pump has two or more fluid delivery lines. Multi-channel pumps are used to service only a single patient. Generally, where more than one fluid delivery line is required for a patient, purchasing a multi-channel pump is less costly than purchasing an equivalent number of single channel pumps. In addition, the Company offers the ReadyMED ambulatory infusion pump ("ReadyMED"), which is compact, lightweight and disposable for use in the alternate-site market, as well as a broad range of syringe infusion pumps for use primarily outside the United States.

         The Company also manufactures and sells dedicated disposable administration sets which are required to be used with the Company's large volume infusion pumps. Since the useful lives of the Company's infusion pumps typically range between seven to ten years, the Company's industry-leading installed base allows it to generate predictable and recurring revenues from sales of disposable administration sets. For the year ended December 31, 2000, the Company sold approximately 79.0 million dedicated and non-dedicated disposable administration sets representing sales of $237.1 million or 62.6% of sales. Disposable administration sets sales for 2000 for the North America and International business units were $165.6 million and $71.5 million, respectively. Many of the Company's disposable administration sets offer protection features designed to prevent the unregulated flow of fluids into a patient's blood stream ("free flow"). In addition, the Company also has several enhancements to its disposable administration sets, including needle-free access systems that are designed to reduce the risk to health care providers of diseases, such as AIDS and hepatitis, that may be transmitted through accidental needlesticks and, in the case of the SmartSite needleless system, to eliminate patient exposure to latex which can cause severe allergic or anaphylactic shock reactions. These features continue to provide the Company's customers with the latest cost-effective technology for the Company's installed base of infusion pumps. For the year ended December 31, 2000, the Company's infusion systems sales (pumps and disposables) were $326.2 million, representing approximately 86.1% of sales.

         PATIENT MONITORING PRODUCTS. The Company's patient monitoring products compete in discrete market niches, each with different competitive dynamics. The Company primarily operates in the United States, Canada and Western Europe in two patient monitoring products markets: (I) hospital thermometry systems and
(ii) stand-alone, non-invasive, multi-parameter instruments used to measure and monitor a combination of vital signs. For the year ended December 31, 2000, the Company's patient monitoring product sales were approximately $31.1 million, representing approximately 8% of the Company's total sales. Patient monitoring sales for North America and International for 2000 were $27.0 million and $4.1 million, respectively.

         The Company's principal thermometry instruments, the electronic thermometer and the infrared tympanic thermometer, are both widely used in hospitals and alternate site settings. The Company believes it is the second largest participant in the United States infrared thermometry market. The Company's large base of installed hospital thermometry instruments allows it to generate predictable and recurring revenues from sales of related dedicated disposable probe covers. In 2000, the Company sold over 583 million dedicated disposable probe covers into its worldwide installed base. In addition, the Company participates in the hospital market of stand-alone, non-invasive, multi-parameter instruments through its VITALOCHECK product line, which measures and monitors a combination of temperature, pulse, blood pressure and pulse oximetry.

INDUSTRY

         GENERAL. In the United States, the Company sells its products primarily in two markets: the hospital market and the alternate-site market. The United States hospital market consists of approximately 5,000 hospitals with a total of approximately 950,000 licensed beds. Within this market, cost containment measures both imposed and proposed by federal and state regulators and private payors, combined with increased utilization review and case management, have led to greater financial pressure on hospitals. In response to these cost-containment pressures, many hospitals and other potential customers for the Company's products participate in group purchasing organizations ("GPOs") which may be large and which monitor compliance with exclusive purchase commitments. GPOs may enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or patient monitoring products, for a period of several years. Historically, this has led to downward pricing pressure on manufacturers of medical products, including the Company, and greater use of care settings outside the hospital (i.e., the alternate-site setting) for treatment. See "--Marketing and Sales."

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

         The Company also sells its products internationally. The Western European infusion therapy market, which includes infusion pumps, controllers, and disposable intravenous sets, is believed to be in excess of $400 million annually. Unlike the U.S. market, syringe pumps represent a significant share of total infusion pump placements in the international market. The Company expects the trend toward utilization of syringe pumps to continue as hospitals favor the lower cost associated with syringe pumps and focus on administering pharmaceuticals and nutritionals to patients in higher concentrations. The majority of revenues in the international market are derived from hospitals; the alternate-site market is in a developmental stage.

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

         All infusion pumps require the use of disposable administration sets. A set consists of a plastic interface and tubing and may have a variety of features such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple ports for injecting medication and delivery of more than one solution. Almost all of these sets, including those manufactured by the Company, are compatible only with their particular manufacturer's line of infusion systems. The introduction, however, of the SmartSite needleless system has provided the Company with an opportunity to aggressively compete in the gravity extension set segment of the market with innovative, cost-effective needle-free gravity sets.

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

PRODUCTS AND SERVICES

         The Company manufactures and markets both single and multi-channel infusion pumps and disposable administration sets. The Company's infusion pumps include large volume infusion pumps such as its Gemini series, Signature Edition Family, MedSystem III, and syringe infusion pumps such as P1000, P3000, PCAM, P6000, P7000 and Asena GS, GH and CC, which are sold primarily in Western Europe, and disposable pumps such as the ReadyMED for use in the alternate-site setting. The Company's large volume infusion pumps require the use of higher margin dedicated disposable administration sets. The Company also sells non-dedicated disposable administration sets, including several needleless devices, for use in many infusion applications. The Company also manufactures and markets hospital thermometry instruments and related disposable probe covers, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor a combination of temperature, pulse and blood pressure and other vital signs. The table below summarizes the key features and market introduction dates with respect to the Company's products.


               PRODUCT                                DESCRIPTION                                 STATUS
--------------------------------------   ----------------------------------------     --------------------------------
INFUSION SYSTEMS

LARGE VOLUME INFUSION PUMPS

    SIGNATURE EDITION GOLD               Single and dual channel pumps;               Introduced in first quarter of
                                           incorporates intuitive user                1999 in the U.S. and in third
                                           interface and advanced software            quarter of 1999
                                           capabilities, for critical and             inter-nationally. (Successor to
                                           general care and alternate site use.       Signature Edition Classic which
                                                                                      was marketed since 1995.)


               PRODUCT                                DESCRIPTION                                 STATUS
--------------------------------------   ----------------------------------------     --------------------------------
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

    MEDSYSTEM III                        Three channel pump; smallest and             Originally introduced in late
                                           lightest multi-channel pump                1980s by Siemens Infusion
                                           available; for operating room,             Systems, Ltd. as MiniMed;
                                           critical care and emergency                acquired by the Company in
                                           transport use.                             1993. Introduced in Europe in
                                                                                      1998.

SYRINGE INFUSION PUMPS

    ASENA                                Compact, lighter syringe pump with           First model introduced
                                           modular mounting design which will         internationally in the third
                                           connect to a docking station               quarter of 1999.
                                           capable of displaying all infusion
                                           information centrally.  Designed
                                           for the international market.

    P1000, P2000, P3000                  Syringe pump for critical and                Various models introduced
                                           non-critical care use outside the          between late 1980s and early
                                           United States.                             1990s.

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


               PRODUCT                                DESCRIPTION                                 STATUS
--------------------------------------   ----------------------------------------     --------------------------------
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

    PCAM PUMP                            Syringe pump used in markets outside         Marketed internationally
    (PATIENT CONTROLLED ANALGESIA)         the United States that allows              since 1995.
                                           patients to control the delivery of
                                           pain medication.

AMBULATORY PUMPS

    READYMED                             Compact, lightweight, disposable             100 mL marketed in U.S. since
                                           ambulatory infusion pump designed          July 1992 and 50 mL and 250 mL
                                           for alternate site use.                    marketed in U.S. since 1993.
                                                                                      Not available in international
                                                                                      markets.

DISPOSABLE ADMINISTRATION SETS           Dedicated and non-dedicated                  Marketed worldwide.
                                           administration sets for use with
                                           each of the Company's existing
                                           infusion pumps.

NEEDLE-FREE ACCESS PRODUCTS

   SMARTSITE                             Complete needleless, capless,                Marketed since 1996.
                                           latex-free infusion system intended
                                           to increase safety of patients and
                                           health care workers.

   VERSASAFE                             Needle-free infusion system component        Marketed since 1994 through a
                                           utilizing a blunt, plastic cannula         license agreement.
                                           combined with a split-septum "Y"
                                           site.

PATIENT MONITORING

THERMOMETRY SYSTEMS

   TURBOoTEMP                            Fast electronic thermometer; for             Marketed since 1999. Not
                                           general hospital and alternate-site        available in international
                                           use.                                       markets.

   TEMPoPLUS II                          Electronic thermometer for general           Marketed since mid-1980s.
                                           hospital and alternate site use.


               PRODUCT                                DESCRIPTION                                 STATUS
--------------------------------------   ----------------------------------------     --------------------------------
   COREoCHECK                            Infrared tympanic thermometer; for           Marketed since 1991.
                                           general hospital and alternate site
                                           use.

   DISPOSABLE PROBE COVERS               Proprietary covers for use with each         Marketed since late 1980s.
                                           of the Company's existing
                                           thermometers.

OTHER PATIENT MONITORING PRODUCTS

   VITALoCHECK (MODEL 4200)              Continuous monitoring device that            Marketed in the United States
                                           rapidly measures pulse, blood              since late 1980s.
                                           pressure and temperature.

   VITALoCHECK (MODEL 4400)              Multi-parameter non-invasive patient         Marketed in the United States
                                           monitor providing blood pressure,          since 1997 through an
                                           pulse oximetry and temperature             exclusive license agreement.
                                           monitoring.

   AUDITORY EVOKED POTENTIAL (AEP)       Non-invasive monitoring device that          Marketed since late 2000
    MONITOR                                performs fast extraction  of AEP           through a global exclusive
                                           signals, delivering near real-time         license agreement; introduced
                                           measurements of the level of               in Europe under the A-Line
                                           consciousness during general               brand in January 2001.
                                           anesthesia and IV sedation in all
                                           areas of the hospital.

ALARIS INFUSION SYSTEMS

         LARGE VOLUME INFUSION PUMPS. The Company's large volume infusion pumps are either single or multi-channel and are used in both the general care and critical care settings. The Signature Edition Gold family of infusion pumps includes a single channel and dual channel pump, incorporates intuitive user interface and advanced software capabilities, and is designed for use primarily in hospitals. The Signature Edition Gold line of infusion pumps features cost-effectiveness, ease of use, reliability and innovative features, such as: patented AccuSlide flow regulator designed to minimize the chance of free flow; precision flow designed to improve flow continuity and minimize hemodynamic changes; and Advanced Infusion Management (AIM), designed to provide unique early warning assessment tools for enhanced intravenous site management. Other standard features include: an easy-to-use drug library, which provides dose and/or rate calculation; multi-step, which allows the clinicians to pre-program up to 9 steps for drug delivery; and patented "learn-teach" communication link capability for biomedical engineers.

         The Gemini infusion pump series, which consists of single, dual and four channel pumps, is based on a flexible hardware and software technology platform. This technology platform has enabled the Company over time to offer incremental feature enhancements based on evolving customer needs. The Gemini series currently offers the following features: free flow protection (which the Company pioneered); independent channel operation; ability to switch from pump to controller mode without changing the disposable administration set; programmability to automatically taper-up and taper-down infusion rates to facilitate delivery of complex drug-dosing regimens; capability to operate in either micro mode (0.1 to 99.9 mL/hr) for use with neonatal patients, among others, or macro mode (1 to 999 mL/hr) for use with adult patients; drug dose calculation; pressure monitoring; pressure history and volume/time dosing; and nuisance alarm (alarms with no clinical significance) reduction.

         The MedSystems III (MS III) instrument is a compact, lightweight, programmable, three channel, infusion pump used primarily in the critical care market and patient transport applications. The MS III predecessor product line was acquired from Siemens Infusion Systems, Ltd. in September 1993. Since that time, significant resources have been invested in the MS III pump. The Company believes that as a result of such investment, the MS III is one of the smallest, most versatile and most technologically advanced multi-channel pumps currently on the market.

         The Company has developed the MEDLEY Patient Care System, a modular system, which can currently be configured as a one-to-four channel infusion device, including sensitive monitoring capabilities. Over time, additional modules and capabilities are planned. The MEDLEY Patient Care System incorporates advanced programming capabilities in a small configuration that is simpler to operate. A modular, building-block design is intended to allow the user to configure the various features of the modular infusion pump to unique therapy regimens and is expected to result in better asset utilization. Limited market introduction is expected in 2001.

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

         AMBULATORY PUMPS. The ReadyMED pump is a compact, lightweight disposable pump for the intravenous administration of antibiotics in the alternate-site market. The ReadyMED is designed to offer a number of advantages over drug delivery systems currently in use for this purpose. Traditional systems require the patient to attach a small intravenous bag and tubing set, through which the antibiotics are administered, to a catheter placed in the patient's circulatory system. Since traditional systems are gravity driven, the bag must remain on an intravenous solution pole during infusion, thereby restricting the patient's movement. The ReadyMED, available in multiple sizes, provides a rapid, safe, ease-of-use delivery method for the home patient. In addition, since the ReadyMED pump is small and uses positive pressure, the patient is able to carry the device in a pocket or wear it on a belt. The Company sells the ReadyMED pump through its alternate-site sales force and distribution network in the United States.

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

         NEEDLE-FREE ACCESS PRODUCTS. There is increasing pressure by regulatory agencies, such as the Occupational Safety and Health Administration ("OSHA") and the FDA, for more stringent control of needles in hospitals. OSHA requires that hospitals must put in place systems to reduce the potential for accidental needlesticks. The FDA recommends using needle-free systems or protected needle systems to replace hypodermic needles for accessing intravenous lines. The Company's needleless access products are designed to permit access to the Company's disposable administration sets without the use of needles, thus reducing the potential for accidental needlesticks. The SmartSite needleless system offers a fully integrated, cost-effective design and eliminates the need for separate caps and additional cannula components. The SmartSite needleless system is latex-free and therefore reduces the risk of exposure of patients and health care workers to latex which can cause severe allergic or anaphylactic shock reactions. The VersaSafe system utilizes a blunt, plastic cannula combined with a split-septum "Y" site. The Company has a non-exclusive license, which expires in May 2003, to the VersaSafe system which was a cooperative development effort. The Company's needle-free access products have received strong interest from customers and provide the Company with an opportunity for incremental revenues in what has previously been perceived as a commodity market.

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

         THERMOMETRY. The Company is a leader in hospital thermometry systems, which consist of thermometers and disposable probe covers, and maintains a strong position in both the United States and Western Europe. The Company's primary product is an electronic thermometer which is widely used in hospitals and alternate-site settings. In 1999, the Company launched the TURBOoTEMP thermometer; an improved cost-effective and technologically advanced electronic thermometer designed to provide a faster temperature reading. The Company also manufactures and markets the COREoCHECK system, a thermometer that measures temperature by detecting the emission of infrared energy in the ear. In the infrared market, the Company believes it is the second largest participant. The only disposable probe covers which can be used with the Company's thermometry instruments are those manufactured by the Company.

         OTHER PATIENT MONITORING PRODUCTS. The Company also produces stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, pulse-oximetry, temperature and blood pressure.

         In January 1997, the Company entered into an agreement with Criticare Systems, Inc., ("Criticare") a manufacturer of patient monitoring systems and non-invasive sensors for use in the hospital and alternate-site markets. Under this agreement, the Company obtained exclusive distribution rights to certain of these monitoring systems in the United States hospital market and in all Canadian markets. The VITALoCHECK 4400 family provides non-invasive blood pressure, pulse oximetry and temperature monitoring, using the Company's electronic thermometry technology.

         In December 2000, under the A-Line brand name, the Company introduced a non-invasive monitoring device used to measure the level of consciousness during general anesthesia and to assess the effects of anesthetics on brain activity. Using Auditory Evoked Potential ("AEP") signals, the monitor performs fast extraction of AEP signals, delivering near real-time measurements of the level of consciousness during general anesthesia and intravenous sedation. Level of consciousness monitoring enables anesthesiologists to directly assess the effects of anesthetics on brain activity. The Company's technology consists of a monitor that analyzes the brain's EEGs or brain waves and disposable sensors used to collect the data. The practice of level of consciousness monitoring is designed to improve the practice of anesthesiology by allowing for the minimal use of drugs, which should result in faster wake up times, reduced recovery time and reductions in the side effects associated with anesthesia. This is the first commercially available monitor for measuring the level of consciousness utilizing the AEP technology.

CUSTOMER SERVICE

         The Company provides repair service for its products at its facilities in San Diego or on-site at the customer's facilities through third-party contractors. Customers may elect to enter into service agreements or to receive service on a time and materials basis. The Company also trains customers as to the use of its products and maintains a technical support help-line to answer customers' questions. The Company believes that the availability of such service helps maintain strong customer relations.

MARKETING AND SALES

         The Company has historically focused its sales efforts on the hospital market, which is still its primary market. In response to the industry shift toward health care delivery outside of the hospital, the Company has expanded its selling efforts and products to the alternate-site market. The Company's sales strategy emphasizes increasing instrument placements and the number of units installed in order to increase sales of its proprietary disposable administration sets and probe covers. Sales representatives work closely with on-site primary decision-makers, which include physicians, pharmacists, nurses, materials managers, biomedical staff and administrators. The Company has over 5,000 hospital customers worldwide and sells its products through a combined direct sales force consisting of over 250 salespersons and through more than 150 distributors.

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

         The Company has a strong business portfolio of key infusion device and patient monitoring contracts with group purchasing organizations as set forth below:


         PURCHASING ORGANIZATION                               DRUG INFUSION   THERMOMETRY    NEEDLE-FREE
         -----------------------                               -------------   -----------    -----------
                                                                    (YEAR IN WHICH CONTRACT EXPIRES)
         AmeriNet.............................................     2003           2002           2003
         Health Trust (Columbia / HCA)........................       -            2004             -
         HSCA.................................................     2002           2002           2002
         Magnet...............................................     2003           2003           2003
         MedEcon..............................................     2003           2003           2003
         Novation (VHA).......................................     2005             -            2005
         Premier..............................................     2004           2001           2004
         In-Source (Purchase Connection)......................     2005           2005           2005
         Tenet Healthcare.....................................     2007             -            2007
         Tenet Buy Power......................................     2004             -            2004
         US Government / DOD..................................     2006           2006           2006

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


                                                                    2000          1999           1998
                                                                ------------    --------       ---------
                                                                           (DOLLARS IN MILLIONS)
         North America........................................  $   259.8       $  265.7       $   248.7
         International........................................      119.1          124.2           125.1
                                                                ---------       --------       ---------
              Total Sales.....................................  $   378.9       $  389.9       $   373.8
                                                                =========       ========       =========

         The Company believes that sales of products to customers outside of the United States represent a potential source of growth. Foreign operations are subject to special risks that can materially affect the sales, profits and cash flows of the Company, including currency exchange rate devaluations and fluctuations, the impact of inflation, exchange controls, labor unrest, political instability, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, potentially adverse tax consequences and other risks. Changes in certain exchange rates could have an adverse effect on the Company's ability to meet interest and principal obligations with respect to its United States dollar-denominated debt and could also have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

MANUFACTURING

         The Company is focusing on low-cost manufacturing and manufactures its products at plants in San Diego, California; Creedmoor, North Carolina; Tijuana, Mexico; and Hampshire, England. The San Diego facility is the primary manufacturing facility for infusion pumps and patient monitoring instruments and also houses a service operation for installed infusion pumps and patient monitoring instruments. The Creedmoor facility manufactures high volume, high automation sub-assemblies and SmartSite needleless components and is a distribution center for North American disposable finished products. Product release from sterilization is done in San Diego and Creedmoor. The Tijuana facilities primarily focus on the manual assembly of disposables, and the Hampshire facility focuses on the manufacturing of syringe pumps which are sold primarily to the international market. Disposable products for international markets are currently supported through a number of foreign manufacturers.

         The Company has designed and implemented an integrated network of quality systems, including control procedures that are planned and executed by technically trained professionals. Through these systems, the Company has established written specifications for raw materials, packaging, labels, sterilization and overall manufacturing process control. A substantial number of raw materials require certificates of analysis to help ensure that finished products conform to specifications. In addition, the Company regularly tests components and products at various stages of the manufacturing process to ensure compliance with applicable specifications.

         The Company purchases raw materials worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available, and although the Company has not experienced any serious shortages or material delays in obtaining these materials it has, on occasion, experienced temporary delays for certain materials due to supplier shortages. In some situations, the Company has long-term supply contracts, although the Company purchases a significant amount of its requirements of certain raw materials by purchase order. Although the Company is generally not dependent upon any single source of supply, it relies upon a limited number of suppliers for circuit boards and other parts which are used in certain of its infusion systems. The loss of any such supplier would result in a temporary interruption in the manufacturing of the Company's products. The Company believes, however, that these materials are available as needed from alternative sources.

RESEARCH AND DEVELOPMENT

         The Company believes that a well-targeted research and development program constitutes an essential part of the Company's activities and is an integral part of its future success. The Company is actively engaged in research and development programs to develop and improve products. These activities are performed in the United States and, to a lesser extent, in the United Kingdom. For the year ended December 31, 2000, the Company expended approximately $21.6 million on in-house research and development. Substantially all of such amount was dedicated to the development of new products.

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

         The Company's policy is to secure patent protection for significant inventions. The Company holds approximately 221 unexpired patents in the United States and approximately 402 unexpired patents in foreign countries, principally in Europe, Canada, Japan and Australia. The Company has 23 additional applications pending or in preparation in the United States and 180 foreign applications pending. Within the next ten years, approximately 140 of the Company's United States patents and approximately 253 of the Company's foreign patents will expire. Due to ongoing development activities, the Company does not believe that the expiration of any such patents will, individually or in the aggregate, have a material adverse effect on the business, financial condition, results of operations, or prospects of the Company.

         The patent positions of medical device firms, including the Company, are uncertain and involve complex legal and factual questions for which certain legal principles are unresolved. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Pursuant to international accords, the term of United States patents is 20 years from date of filing and certain provisions formerly favoring United States inventors over foreign inventors have been eliminated.

         Under United States patent code, certain statutory remedies for patent infringement are no longer available for a medical practitioner's otherwise infringing performance of a medical activity. As defined in the United States patent code, a patent may not be enforced against a medical practitioner's performance, or the performance by a related health care entity of a "medical activity" which is defined as the performance of a medical or surgical procedure on a body. However, a "medical activity" does not include "the use of a patented machine, manufacture or composition of matter in violation of such patent." Hence, remedies are still available against manufacturers and distributors. The aforesaid amendment does not apply to patents issued before September 30, 1996.

         The Company sells its products under a variety of trademarks, some of which are considered by the Company to be of sufficient importance to warrant registration in the United States and various foreign countries in which the Company does business. The Company also relies on trade secrets, unpatented know-how and continuing technological advancement to maintain its competitive position. It is the Company's practice to enter into confidentiality agreements with key technical employees and consultants. There can be no assurance that these measures will prevent the unauthorized disclosure or use of the Company's trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to the Company's trade secrets, know-how or proprietary technology. In addition, the Company from time to time seeks copyright protection for the software used in certain of its products.

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

         The primary markets for the Company's products are relatively mature and highly competitive. In the United States, major competitors include Baxter International, Inc., Abbott Laboratories, Inc. and McGaw, Inc. The Company's success is therefore dependent on the development of new infusion technologies and products and the development of other markets for its products. The Company's older infusion therapy product lines have experienced declining sales and market share recently, primarily due to competitors who offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies, as well as to the aging of the Company's core products. The Company's introduction of new products may offset future declines in sales and market share. There can be no assurance, however, that new products will be successfully completed or marketed for sale, will not necessitate upgrades or technical adjustments after market introduction, can be manufactured in sufficient volumes to satisfy demand, or will offset declines in sales and market share experienced with respect to existing products. See "Products and Services."

         The European infusion systems market is much more regionalized and fragmented, with a few strong competitors in each regional market. Major competitors encountered in several markets include Graseby, Fresenius and B. Braun Melsungen AG. The Company is among the leaders in a number of Western European markets, with a number one or number two installed base market share in seven countries and the number three installed base market share in three others. The Western European countries in which the Company has a number one or number two installed base market share are Belgium, France, the Netherlands, Norway, Sweden, Spain, and the United Kingdom.

         The patient monitoring products market is fragmented by product type. The Company's key competitors in the United States market are Welch Allyn, Inc. in electronic thermometer and Sherwood Davis & Geck in infrared thermometer.

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

         Virtually all of the Company's products are Class II devices. Unless otherwise exempt, all Class II and Class III medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure 510(k) clearance or a Premarket Approval Application ("PMA"). A medical device will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent to another legally marketed medical device that was on the U.S. market prior to May 28, 1976 or to a device that has previously received a 510(k) and is lawfully on the U.S. market ("predicate device"). In general, if a product is not substantially equivalent to a predicate device, and not otherwise exempt, the FDA must first reclassify the device or approve a PMA before it can be marketed. An approved PMA indicates that the FDA has determined the product has been demonstrated, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year from submission and requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) clearance currently takes approximately six months from the date of submission. However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. The 510(k) must include submission of supporting information, including labeling, and may be required to contain safety and efficacy data. Product modifications intended to be made to a cleared device or new product claims also may require submission and clearance of a new 510(k) application or submission and approval of a PMA, before the modified product can be distributed in interstate commerce. Although there can be no assurance, the Company believes that its proposed products under development will qualify for a clearance or approval.

         The FDA conducts investigations regarding the safety or effectiveness of medical devices in connection with applications for clearances or approvals. If as a result of such investigation, the FDA determined that the Company's application was inadequate or non-compliant, that determination could impair the Company's ability to market a particular device or cause the Company to need to generate additional data to support submissions for such clearance or approval. Future products developed by the Company may require FDA clearance through either the 510(k), PMA, new drug approval application procedures or abbreviated new drug approval application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

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

         The Company's products are subject to varying degrees of government regulation in the countries in which the Company has operations, and the general trend is toward regulation of increasing stringency. The degree of government regulation affecting the Company varies considerably among countries, ranging from stringent design, testing, manufacturing, approval requirements, and post-approval requirements to more simple registration. In general the Company has not encountered material delays or unusual regulatory impediments in marketing its products internationally. The Company has received ISO 9001 or ISO 9002 certification for all of its manufacturing facilities regarding the quality of its manufacturing systems, a requirement for doing business in EC countries. Establishment of uniform regulations for the European Economic Area, the transition rule for which ended on June 16, 1998, subjected the Company to a single extensive regulatory scheme for all of the participating countries. The EU Medical Device Directive requires that medical devices marketed in participating countries have a "CE" mark affixed to the device certifying compliance with the applicable medical device requirements. The Company has been granted approval to affix the CE mark, pursuant to the EC Medical Device Directives, on substantially all of its products. CE marking does not necessarily preclude, however, additional restrictions on marketing in any individual country in the EC. The Company is required to classify its medical devices into one of four classes; meet certain essential requirements generally relating to device design, construction, labeling, manufacture and other standards; certify, for Class I devices, or in the case of a medium or high risk device, obtain certification from a recognized non-governmental body (notified body) that its device conforms to the applicable requirements. In addition, other regulatory requirements apply, including but not limited to registration, vigilance or adverse event reporting, recordkeeping, and labeling and promotional restrictions. Companies and medical devices in the EU are also subject to enforcement actions, including administrative, civil and criminal penalties.

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

         The Company is registered as a medical device manufacturer with the FDA. In addition, the Company lists all of its devices with the FDA. The Company also has a Medical Device Manufacturing License from the State of California Department of Health Services, which is renewed annually, and the Company is subject to the regulatory requirements of that state as well as other states in which the Company does business. The FDA inspects the Company periodically to determine whether the Company is in compliance with the FDC Act and regulations, including regulations relating to MDR reporting, product labeling and promotion, and medical device QSRs governing design, manufacturing, testing, quality control, product packaging and storage practices. California conducts similar inspections related to the same requirements. Other states may also conduct inspections of aspects of the Company's business particular to that state. An inspection may result in a determination that the Company is not in compliance with certain FDA or state requirements, may require the Company to undertake corrective action, and could result in legal action against the Company and its products, including actions such as those described herein. The FDA's QSR regulations include new requirements such as design control, which may increase the cost of regulatory compliance for the Company. The MDR regulations promulgated by the FDA require the Company to provide information to the FDA on certain malfunctions, as well as serious injuries or deaths which may have been associated with the use of a product. The EC Medical Device Directives also require reporting of serious injuries or deaths which may be associated with the use of a medical device to the competent authority in the country where the incident occurred.

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

         In October 1999, the Company received a warning letter from the FDA related to earlier inspections of the San Diego-based manufacturing facility. The letter stated that the Company would be required to submit to the FDA periodic certifications as to its state of compliance based on the outcome of inspections conducted by outside regulatory consultants employed by the Company. On April 29, 2000, the Company's president and chief executive officer, David L. Schlotterbeck, certified to the FDA that, to the best of his knowledge, the Company had initiated or completed all corrections called for in the report issued by the independent consultant. On July 10, 2000, the Company received correspondence from the FDA indicating that the certification adequately addressed the FDA's concerns and stated that the Company will be required to submit one additional certification scheduled for submission to the FDA in April 2001. In this connection, in August 2000 the FDA completed an inspection of the Company's San Diego-based manufacturing facility. The Company received correspondence from the FDA indicating that ALARIS' response actions adequately addressed their concerns.

         Between 1997 and 1999, the Company on nine occasions initiated product recalls or issued safety alerts which FDA still considers active regarding its products regulated by the FDA. In each case this was done because the products were found not to meet the Company's specifications. The Company has submitted to the FDA a request for closure related to all nine of the recalls but has not received notice of closure from the FDA. Notice of closure of two additional recalls was received from the FDA during 2000.

         The Company has four active field corrections related to its products manufactured and sold outside the United States. In the second quarter of 1999, the Company initiated three voluntary recalls of certain versions of its P series syringe pumps, which are manufactured in the United Kingdom and sold outside the United States, primarily in Europe. These voluntary recalls relate to software and hardware upgrades of the P series syringe pumps. In the first quarter of 2000, the Company stopped shipment of a large volume pump recently introduced in the international markets for redesign of its air-in-line sensing capability. The

Company plans to introduce the redesigned product into international markets and provide a field correction for existing units.

         None of the recalls or field corrections materially interfered with the Company's operations and all such affected product lines continued or will continue to be marketed by the Company.

         The costs incurred related to the Company's recall activities have historically been significant. These costs include labor and materials, as well as travel and lodging for repair technicians. Estimates of the costs to complete the recalls and safety alerts are often quite difficult to determine due to uncertainty surrounding how many affected units are still in service and how many units customers will fix without Company assistance. Due to these difficulties in estimating costs, it is possible that the actual costs to complete each individual recall or safety alert could differ significantly from management's current estimates to complete such recalls or safety alerts. Although there can be no assurances, the Company believes it has adequate reserves to cover the remaining estimated aggregate costs related to these active recalls.

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

EMPLOYEES

         As of February 28, 2001, the Company employed 2,597 people, including 772 in the United States. The Company has not experienced any work stoppages related to employment matters other than in connection with a contract dispute with Cal Pacifico.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         DAVID L. SCHLOTTERBECK, age 53, became a Director, the President and the Chief Executive Officer of ALARIS Medical and ALARIS Medical Systems on November 1, 1999. Mr. Schlotterbeck joined ALARIS Medical Systems on April 19, 1999, as President and Chief Operating Officer. Previously, Mr. Schlotterbeck was President and Chief Operating Officer of Pacific Scientific Company, a former NYSE-traded company prior to its acquisition by Danaher Corporation in March 1998. He was President and COO of Pacific Scientific, an international manufacturer of motion control, process measurement and safety products, from 1997 to March 1998. From 1995 to 1997, he was President and CEO of Vitalcom, Inc., a medical network manufacturer. From 1991 to 1994, Mr. Schlotterbeck was Executive Vice President and COO for Nellcor, Inc., a medical device manufacturer subsequently acquired by Mallinckrodt, Inc. Mr. Schlotterbeck is a graduate of the General Motors Institute with a B.S. in electrical engineering. He holds an M.S. in electrical engineering from Purdue University, and completed the Executive Institute at Stanford University in 1984.

         WILLIAM C. BOPP, age 57, became Senior Vice President and Chief Financial Officer of each ALARIS Medical and ALARIS Medical Systems on November 1, 1999. Mr. Bopp joined the companies on March 22, 1999 as Vice President and Chief Financial Officer. Prior to joining ALARIS, he was executive vice president and chief financial officer of C.R. Bard, Inc. since 1995. Since 1980, Mr. Bopp held positions of increasing responsibility with Bard, a $1.2 billion developer, manufacturer and marketer of health care products, including vascular, urological and oncological and interventional products. In addition to his most recent position, from 1995 until 1999, Mr. Bopp also served as a member of the board of directors of Bard. He is a graduate of Harvard College, Cambridge, MA, and completed his M.B.A., Finance, from the Harvard Business School.

         JAKE ST. PHILIP, age 48, became Vice President and General Manager, North America, as of July 1998. He previously served as Vice President of Sales, North America of ALARIS Medical Systems as of November 1996. Prior thereto, Mr. St. Philip served as Vice President of Sales, North America of IVAC Medical Systems since June 1994. From 1981 to June 1994, Mr. St. Philip held various sales and marketing positions with IVAC Medical Systems. Additional prior experience includes sales positions with Johnson & Johnson and M&M/Mars. Mr. St. Philip holds a B.S. degree in Marketing from the University of New Orleans.

         FREDERIC DENEROLLE, age 41, became Vice President and General Manager of the International Business Unit for ALARIS Medical Systems in January 2001. Prior to joining the Company, Mr. Denerolle held leadership positions in well-known International medical device companies. He was most recently the executive vice president/general manager of Fresenius' Infusion Technology Division. Mr. Denerolle is a graduate in Business Administration from Ecole Superieure de Commerce de Nantes, which includes MBA course work at Bowling Green State University.

         SALLY M. GRIGORIEV, age 42, became the Vice President of Operations in December 2000. She previously served as the Vice President of Quality and Regulatory Affairs for ALARIS Medical Systems. Prior to joining IVAC Medical Systems in January 1995, she served as the Vice President of Quality and Regulatory Affairs at U.S. Medical Instruments, Inc. and Block Medical, Inc. respectively. While at Block Medical, she established and implemented all quality and regulatory systems. Ms. Grigoriev held various management positions at IMED Corporation from 1982 to 1990, including Principal Manufacturing

Engineer, Quality Engineering Manager, Manufacturing Engineering Manager and Quality Assurance Manager. Ms. Grigoriev holds a B.S. degree, Chemical Engineering, from the University of California, Santa Barbara.

         WILLIAM H. MURPHY, age 48, became Vice President, Quality and Regulatory Affairs for ALARIS Medical Systems in December 2000. He previously served as director of regulatory affairs. Prior to ALARIS Medical, he held senior leadership positions at other leading medical device manufacturers including the Kendall Company, Hudson RCI and Nellcor Puritan Bennett. Mr. Murphy holds a B.S. degree from Augusta College.

         There are no family relationships among the above executive officers.

ITEM 2.    PROPERTIES

         The Company has long-term leases on substantially all of its major facilities. The Company maintains an instrument manufacturing facility in San Diego, California where infusion pumps and patient monitoring instruments for both the North America and International business units are manufactured. The Company also maintains a facility in Hampshire, England where syringe pumps and products marketed for countries outside of the United States are manufactured. Disposable administration set manufacturing facilities for the North America and International business units are located in Tijuana, Mexico and high volume, high automation sub-assemblies and SmartSite needleless components are manufactured in Creedmoor, North Carolina. The disposable manufacturing facility in Creedmoor, North Carolina is owned by the Company. The disposable manufacturing facilities in Tijuana, Mexico are maintained under short-term lease agreements.

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

ITEM 3.    LEGAL PROCEEDINGS

         On December 5, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California, seeking unspecified damages and equitable relief from Filtertek Inc. ("Filtertek") alleging, among other things, that Filtertek's needle-free system (the "Filtertek System") infringes a patent relating to needle free technology (the "Medex Patent") licensed by Medex, Inc. ("Medex") to the Company on an exclusive basis and seeking, as well, a declaration that the Company's needle-free system (the "System") does not infringe a certain Filtertek patent (the "Filtertek Patent") relating to the Filtertek System or, if it does, that the Filtertek Patent is invalid.

         On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois, Western Division, seeking unspecified damages and equitable relief from the Company and Medex, alleging that the System violates the Filtertek Patent, and seeking, as well, a declaration, against Medex only, that the Filtertek System does not infringe the Medex Patent.

         The Company believes that it has meritorious defenses to all Filtertek claims and intends to defend itself vigorously. However, there can be no assurance that such defenses will successfully defeat all of such claims. The failure to do so could have a material adverse effect on the Company's operations, financial condition and cash flows.

         In February 2000, the Company was notified that Amaris Software Entwicklungsgesellschaft mbH ("Amaris Software"), a German company, contends that the Company's use of the trademark "ALARIS" infringes Amaris Software's registered trademark "Amaris" that is the subject of a German trademark registration. In related proceedings, Amaris Software also filed an opposition in the German trademark office on August 30, 1998 against the Company's application for registration of its trademark ALARIS in Germany and an opposition in the Office for Harmonization of the Internal Market ("OHIM") in August 1998 against the Company's application for a European Community trademark registration for ALARIS. The Company prevailed in the opposition at the OHIM but the German opposition is still pending.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         The Common Stock was listed and traded on the American Stock Exchange
(AMEX) under the symbol AMI. The following table sets forth the high and low reported sale prices for the Common Stock as reported by the stock exchanges for the quarters indicated, based on daily closing prices.



                                                                                             HIGH         LOW
                                                                                          ----------    --------
2000:
    Fourth Quarter......................................................................  $   1-5/16    $   5/16
    Third Quarter.......................................................................       1-3/4       1-1/8
    Second Quarter......................................................................      2-3/16       1-1/4
    First Quarter.......................................................................     2-15/16      1-9/16

1999:
    Fourth Quarter......................................................................  $    3-1/8    $  1-3/8
    Third Quarter.......................................................................     4-27/32      2-5/16
    Second Quarter......................................................................      5-1/16       2-3/4
    First Quarter.......................................................................       6-1/2       3-1/8


         At April 2, 2001, there were 462 holders of record of the Common Stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data of ALARIS Medical at December 31, 2000, 1999, 1998, 1997 and 1996 for the years then ended, have been derived from ALARIS Medical's annual financial statements including the consolidated balance sheet at December 31, 2000 and 1999 and the related consolidated statement of operations for the three-year period ended December 31, 2000 and notes thereto which appear elsewhere herein. Certain prior period amounts have been reclassified to conform to current period presentation. (Notes 1 and 3 to the Consolidated Financial Statements.)


                                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                  2000          1999          1998          1997 (2)     1996 (1)(2)
                                               ---------     ----------    ----------    -------------  -------------
                                                   (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Sales....................................   $ 378,948     $  389,927    $  373,795    $  359,077     $  136,371
   Cost of sales............................     202,964        199,923       186,077       188,340         78,616
                                               ---------     ----------    ----------    ----------     ----------
   Gross margin.............................     175,984        190,004       187,718       170,737         57,755
   Total operating expenses ................    (139,698)      (143,061)     (137,885)     (142,806)      (105,614)
   Lease interest income (3)................       5,095          4,425         4,599         4,559          2,501
                                               ---------     ----------    ----------    ----------     ----------
   Income (loss) from continuing operations.      41,381         51,368        54,432        32,490        (45,358)
   Interest income..........................       1,317          1,377         1,134           532          1,193
   Interest expense.........................     (57,847)       (54,876)      (48,611)      (44,413)       (13,393)
   Debt conversion expense (5)..............           -              -             -             -        (10,000)
   Other (expense) income, net..............        (140)        (1,668)       (1,116)       (1,535)         1,222
                                               ---------     ----------    ----------    ----------     ----------
   (Loss) income from continuing operations
      before income taxes, and
      extraordinary item ...................     (15,289)        (3,799)        5,839       (12,926)       (66,336)
   (Benefit) provision for income taxes ....      (3,200)         1,000         5,100        (3,300)          (730)
                                               ---------     ----------    ----------    ----------     ----------
   (Loss) income from continuing operations
      before extraordinary item.............     (12,089)        (4,799)          739        (9,626)       (65,606)
   Loss from discontinued operations
      (net of tax)..........................      (1,308)       (23,627)      (25,178)            -              -
   Gain on disposal of discontinued operation
      (net of tax)..........................       1,839              -             -             -              -
   Dividends and accretion on mandatorily
      redeemable preferred stock............           -              -             -             -            962
                                               ---------     ----------    ----------    ----------     ----------
   Loss applicable to common
      stock before extraordinary item.......   $ (11,558)    $  (28,426)   $  (24,439)   $   (9,626)    $  (66,568)
                                               =========     ==========    ==========    ==========     ==========

   (Loss) earnings per common share from
      continuing operations before
      extraordinary item assuming
      no dilution (4).......................   $   (.21)     $    (.08)    $       .01   $     (.16)    $   (3.27)
                                               ========      =========     ===========   ==========     =========

   Earnings (loss) per common share from
      discontinued operations assuming
      dilution (4)..........................   $     .01     $    (.40)    $     (.42)             -             -
                                               =========     =========     ==========    ===========    ==========

   Loss per common share before
      extraordinary item assuming
      dilution (4)..........................   $   (.20)     $    (.48)    $     (.41)   $     (.16)    $   (3.27)
                                               ========      =========     ==========    ==========     =========

   Weighted average common shares
      outstanding assuming no dilution (4)..      58,845         58,815        58,710        58,644         20,343
                                               =========     ==========    ==========    ==========     ==========

   Weighted average common shares
      outstanding assuming dilution (4).....      58,845         58,815        60,217        58,644         20,343
                                               =========     ==========    ==========    ==========     ==========


                                                                            DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                  2000          1999          1998          1997 (2)     1996 (1)(2)
                                               ---------     ----------    ----------    -------------  -------------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
   Cash and cash equivalents................   $  30,630     $   23,559    $   29,500    $    6,984     $   12,084
   Working capital..........................     117,583        126,759       146,660        84,047         87,785
   Total assets  ...........................     569,985        606,790       651,033       565,297        593,382
   Short-term debt (5)......................      19,871         13,769        15,423        14,559          3,963
   Long-term debt (5).......................     503,974        527,082       530,867       431,571        436,130
   Stockholders' (deficit) equity ..........     (35,734)       (20,951)        8,369        31,949         46,053

ADJUSTED EBITDA (6) ........................   $  80,408     $   87,175    $   94,231    $   89,287     $   27,775
Inventory purchase price allocation
   adjustment (7)...........................           -              -           (40)       (1,607)        (4,014)
Restructuring, integration and other
   non-recurring charges....................      (7,048)        (2,887)         (139)      (20,902)       (15,277)
Purchased in-process research and
   development..............................           -              -        (5,534)            -        (44,000)
Depreciation and amortization (8)...........     (31,979)       (32,920)      (34,086)      (34,288)        (9,842)
Interest income.............................       1,317          1,377         1,134           532          1,193
Interest expense............................     (57,847)       (54,876)      (48,611)      (44,413)       (13,393)
Debt conversion expense (5).................           -              -             -             -        (10,000)
Other, net..................................        (140)        (1,668)       (1,116)       (1,535)         1,222
Loss from discontinued operations
   (net of tax) (9).........................      (1,308)       (23,627)      (25,178)            -              -
Gain on disposal of discontinued operation
   (net of tax) (9).........................       1,839              -             -             -              -
Benefit (provision) for income taxes........       3,200         (1,000)       (5,100)        3,300            730
Extraordinary (loss) (5)....................                          -             -             -         (1,630)
                                               ---------     ----------    ----------    ----------     ----------

   Net loss.................................   $ (11,558)    $  (28,426)   $  (24,439)   $   (9,626)    $  (67,236)
                                               =========     ==========    ==========    ==========     ==========

---------------------------------
(1) ALARIS Medical was formed as a result of the merger of IMED Corporation and IVAC Medical Systems, Inc. in November 1996 ("the Merger"). As a result of the Merger, the Statement of Operations Data for 1996 is not comparable to the Statement of Operations Data for subsequent years.

(2) Beginning fourth quarter of 2000, the Company is required to classify shipping and handling revenues in sales. The Company has included such costs in sales for the year ended December 31, 2000 and has conformed 1999 and 1998 Statements of Operations Data to the current period presentation. Shipping and handling revenues were not segregated in earlier periods, therefore, 1997 and 1996 Statements of Operations Data is not comparable to later periods. (See Note 1 to the Consolidated Financial Statements.)

(3) Lease interest income consists of interest income associated with contracts or agreements pursuant to which a third party acquires infusion pumps under sales-type leases.

(4) As required by the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for periods ending after December 15, 1997, all prior period earnings per share data have been restated to conform with the provisions of the Statement. As a result, prior period numbers presented may not agree with the earnings per share data previously reported.

(5) In 1996, the Company entered into a $250,000 credit facility and also issued $200,000 of 9 3/4% senior subordinated notes due 2006. Additionally, convertible promissory notes in the aggregate principal amount of $37,500 were exchanged for 29,416 shares of common stock, including 3,333 shares issued as an inducement to convert, which resulted in $10,000 of debt conversion expense. ALARIS Medical also redeemed the remaining $21,924 principal amount of its 15% subordinated debentures due 1999 and recorded an extraordinary loss on extinguishment of debt of $1,630 as a result of this transaction. On
      July 28, 1998, ALARIS Medical completed the sale of $109,892 of 11-1/8% Senior Discount Notes due 2008 (the "Senior Discount Notes"), receiving net proceeds of $106,321. A portion of the net proceeds of the sale of the Senior Discount Notes was also used to repay certain borrowings under the bank credit facility. For further discussion, see Note 5 to the Consolidated Financial Statements.

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

(8) Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense of $3,591, $3,324, $3,199, $3,125 and $1,332 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

(9) During the third quarter of 2000, the Company sold the assets and certain liabilities of its Instromedix division to Card Guard Technologies, Inc., which had been acquired in 1998. Losses for discontinued operations for 2000, 1999 and 1998 are net of applicable income tax benefits of $872, $4,200 and $1,000, respectively. Discontinued operations for 1999 include a pretax charge of $19,200 resulting from the write-off of goodwill and other intangible assets and approximately $4,600 in integration charges. Discontinued operations in 1998 include a charge of $22,800 in write-offs related to in-process research and development. (See Note 3 to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ALARIS MEDICAL AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. CERTAIN PRIOR PERIOD AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO CURRENT PERIOD PRESENTATION. (NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

OVERVIEW

         ALARIS Medical is a holding company for ALARIS Medical Systems. ALARIS Medical also identifies and evaluates potential acquisitions and investments, and performs various corporate functions. As a holding company, ALARIS Medical currently has no revenues to fund its operating and interest expense and relies on its existing cash, cash generated from operations of ALARIS Medical Systems and external financing to meet its obligations. Capitalized terms used but not defined herein have the meaning ascribed to them in the Notes to the Consolidated Financial Statements.

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

         The Company sells a full range of products through a worldwide direct sales force consisting of over 250 sales persons and through more than 150 distributors to over 5,000 hospitals worldwide. Sales by the Company's International business unit represented 31.4% of the Company's total sales for the year ended December 31, 2000. For the year ended December 31, 2000, the Company had sales of $378.9 million and Adjusted EBITDA of $80.4 million.

         Historically, the Company's results of operations have been affected by the cost containment pressures applicable to health care providers. Notwithstanding cost containment pressures, unit sales volume of the Company's disposable administration sets increased in every year since 1993, primarily as a result of the growth in its worldwide installed base of infusion pumps. However, uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of products and compression on gross margins. The U.S. marketplace is characterized by consolidation among healthcare providers and purchasers of medical products. The Company's profitability is affected by the use of Group Purchasing Organizations ("GPOs") which are better able to negotiate favorable pricing from providers of infusion systems, such as the Company, and which insure compliance with exclusive buying arrangements for their members. These buying arrangements, in certain situations, also may result in the GPO requiring removal of the Company's existing infusion pumps. As a result, GPOs may have an adverse effect on the Company's future profitability. Finally, the enactment of national health care reform or other legislation affecting payment mechanisms and health care delivery could affect the Company's future results of operations. It is impossible to predict the extent to which the Company may be affected by any such change in legislation.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales. Certain prior period amounts have been reclassified to conform to current period presentation. (Notes 1 and 3 to the Consolidated Financial Statements.)


                                                                              YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
                                                                 (% OF SALES)      (% OF SALES)      (% OF SALES)

Sales   .......................................................         100.0%            100.0%            100.0%
Cost of sales..................................................          53.6              51.3              49.8
                                                                 ------------      ------------      ------------

Gross margin...................................................          46.4              48.7              50.2

Selling and marketing expenses.................................          19.1              19.4              19.3
General and administrative expenses............................          10.2              10.8              10.9
Research and development expenses..............................           5.7               5.7               5.1
Purchased in-process research and
   development.................................................             -                 -               1.5
Restructuring, integration and other
   non-recurring charges.......................................           1.9                .7                 -
Lease interest income..........................................          (1.4)             (1.1)             (1.2)
                                                                 ------------      ------------      ------------

Income  from continuing operations.............................          10.9              13.2              14.6
Interest income................................................            .3                .4                .3
Interest expense...............................................         (15.3)            (14.1)            (13.0)
Other, net.....................................................             -               (.4)              (.3)
                                                                 ------------      ------------      ------------

(Loss) income from continuing operations before income taxes...          (4.1)              (.9)              1.6
(Benefit from) provision for income taxes......................           (.8)               .3               1.4
                                                                 ------------      ------------      ------------

Net (loss) income from continuing operations loss..............          (3.3)             (1.2)               .2
                                                                 ------------      ------------      ------------

Loss from discontinued operations..............................           (.3)             (6.1)             (6.7)
Gain on disposal of discontinued operations....................            .5                 -                 -
                                                                 ------------      ------------      ------------

Net loss.......................................................          (3.1)%            (7.3)%            (6.5)%
                                                                 ============      ============      ============

Other Data:
    Adjusted EBITDA............................................          21.2%             22.4%             25.2%
                                                                 ============      ============      ============

         The following table summarizes sales to customers by each business unit:



                                                                            YEAR ENDED DECEMBER 31, (A)
                                                                 ------------------------------------------------
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
                                                                                  (IN MILLIONS)
North America sales............................................  $      259.8      $      265.7      $      248.7
International sales............................................         119.1             124.2             125.1
                                                                 ------------      ------------      ------------
    Total sales................................................  $      378.9      $      389.9      $      373.8
                                                                 ============      ============      ============


(A) The Company's sales results are reported consistent with the Company's two strategic business units: North America and International.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         SALES. Sales decreased $11.0 million, or 3%, during 2000 compared with 1999. North America sales decreased $5.8 million, or 2.2% and International sales decreased $5.2 million or 4.2%. The decrease in North America sales in 2000 is primarily due to a decrease in drug infusion disposable administration set revenue of $3.0 million and patient monitoring instruments and disposable revenue of $3.1 million, partially offset by an increase in drug infusion instrument revenue of $1.1 million. Disposable set revenue was lower than a year ago in major markets worldwide. The Company estimates that about $3 million of its dedicated disposable sets were purchased in 1999 as safety stock in anticipation of possible Y2K problems at year-end. The Company believes that most of this customer inventory was worked-off in the first quarter of 2000, resulting in 1999 shipments and revenues that otherwise would have been shipped and recorded in 2000. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999, translation of 2000 international sales were adversely impacted by $10.0 million. Using constant exchange rates, International sales increased 4% due primarily to unit growth in syringe pumps and large volume pumps.

         GROSS MARGIN. Gross margin decreased $14.0 million or 7% during 2000 compared with 1999. The gross margin percentage decreased from 48.7% in 1999 to 46.4% in 2000 due to changes in product mix and unfavorable manufacturing variances. Contributing to the margin decrease in 2000 was the overall worldwide mix of increased instrument sales and lower disposables sales, lower international sales which typically carry higher margins than U.S. sales and a stronger U.S. dollar.

         SELLING AND MARKETING EXPENSE. Selling and marketing expenses decreased $3.4 million, or 5%, during 2000 compared with 1999 due to lower sales and the favorable effect on international expenses of a strong U.S. dollar. Additionally, the 1999 results included costs of approximately $2.1 million that were not repeated in 2000 for management consulting fees associated with developing and validating product strategies. As a percentage of sales, selling and marketing expenses decreased from 19.4% in 1999 to 19.1% in 2000.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased $3.6 million, or 8%, during 2000 compared with 1999. This decrease is primarily due to lower amortization expense in 2000 resulting from certain intangible assets becoming fully amortized. These decreases were partially offset by increased information technology costs for the Company's new International operating system implemented in late 1999 and higher medical benefits costs than in the prior year. As a percentage of sales, general and administrative expense decreased from 10.8% for 1999 to 10.2% for 2000.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased approximately $0.6 million, or 3%, during 2000. As a percentage of sales, research and development spending remained consistent with the prior year.

         RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES. Restructuring, integration and other non-recurring charges increased $4.2 million during 2000 compared with the prior year. The 2000 costs represent restructuring activities the Company initiated which totaled approximately $7.0 million. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts. The restructuring and other non-recurring charges of $7.0 million taken during the current period were composed of severance ($5.3 million), fixed asset write-offs ($1.0 million), termination of a product distribution agreement ($0.6 million) and closure of a foreign sales office ($0.1 million).

         Integration and other non-recurring charges for 1999 includes a third quarter charge of $2.8 million for two patent license agreements related to patent infringement lawsuits (see Note 15 to the accompanying Consolidated Financial Statements).

         LEASE INTEREST INCOME. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income increased $0.7 million in 2000 compared with 1999 due to increased sales activity associated with such leases.

         INCOME FROM OPERATIONS. Income from operations decreased $10.0 million during 2000 compared with 1999 primarily due to lower sales and gross margins and restructuring charges, which were partially offset by lower operating spending.

         INTEREST EXPENSE. Interest expense increased $3.0 million, or 5%, during 2000 primarily due to increased interest accretion on the Company's 11?% senior discount notes as well as higher interest rates in 2000 on the Company's other outstanding debt. Additionally, in conjunction with an $18.1 million debt repayment following the sale of Instromedix, the Company recorded a corresponding reduction of debt issuance costs, resulting in a $0.4 million interest expense charge in the current period.

         OTHER EXPENSE. Other expense decreased $1.5 million during 2000 compared with 1999, primarily due to the favorable resolution of two tradename disputes resulting in payments to ALARIS Medical Systems of approximately $2.8 million during 2000. This income was partially offset by increases of $1.4 million in foreign currency transaction losses resulting from the strengthening of the U.S. dollar in 2000 compared with the actual foreign currency exchange rates in effect during 1999.

         DISCONTINUED OPERATIONS. During the third quarter of 2000, the Company sold its Instromedix division to Card Guard Technologies, Inc., resulting in a gain of $1.8 million, net of applicable taxes. For the year ended December 31, 2000, operating losses of $1.3 million (net of tax) for the Instromedix division are included in discontinued operations. Discontinued operations in 1999 included a pretax charge of $19.2 million resulting from the write-off of goodwill and other intangible assets related to the Instromedix business unit and $4.6 million in integration charges related to the consolidation of Instromedix into the San Diego facility (see Note 3 to the accompanying Consolidated Financial Statements).

         ADJUSTED EBITDA. Adjusted EBITDA decreased $6.8 million, or 8%, during 2000 compared with 1999. As a percentage of sales, Adjusted EBITDA decreased from 22.4%, or $87.2 million, for 1999 to 21.2%, or $80.4 million, for 2000 due to lower sales and gross margins and restructuring charges, which were partially offset by lower operating spending. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. Restructuring, integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         SALES. Sales increased $16.1 million, or 4%, during 1999 compared with 1998. North America sales increased $17.0 million, or 7% and International sales decreased $0.9 million or 1%. The majority of the Company's international sales are denominated in foreign currency. Due to a stronger U.S. dollar in 1999 compared with the actual foreign currency exchange rates in effect during 1998, translation of 1999 international sales were adversely impacted by $4.0 million. Using constant exchange rates, International sales increased 3% due primarily to increased volume of disposable administration sets. The increase in North America sales in 1999 is primarily due to an increase in drug infusion disposable administration set revenue of $11.3 million and drug infusion instrument revenue of $5.8 million. The increase in drug infusion disposable administration set revenue is due primarily to an increase in volume of the Company's SmartSite needle-free system administration sets.

         GROSS MARGIN. Gross margin increased $2.3 million or 1% during 1999 compared with 1998. The gross margin percentage decreased from 50.2% in 1998 to 48.7% in 1999 due in part to a one-time charge of $2.5 million during the second quarter of 1999 associated with disposable manufacturing issues as well as a $1 million charge during the fourth quarter of 1999 to write-down slow moving and potentially obsolete inventory. Additionally, despite lower manufacturing costs due to increased volume, gross margin percentages declined on drug infusion instruments due to lower average selling prices in 1999 compared with 1998.

         SELLING AND MARKETING EXPENSE. Selling and marketing expenses increased $3.6 million, or 5%, during 1999 compared with 1998. As a percentage of sales, selling and marketing expenses increased from 19.3% in 1998 to 19.4% in 1999. This increase is primarily due to management consulting fees associated with developing product strategies and planning upcoming product introductions, higher compensation and clinical consultants costs associated with the increase in North America sales.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.5 million, or 4%, during 1999 compared with 1998. The increase is due to activity associated with now concluded patent litigation and an increase in information technology costs for the Company's new domestic operating system implemented in late 1998. As a percentage of sales, general and administrative expense decreased from 10.9% for 1998 to 10.8% for 1999.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased approximately $2.9 million, or 15%, during 1999 primarily due to increased activities associated with the later development stages of various domestic and international engineering projects for infusion systems, electronic thermometry and disposable administration sets.

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

         INTEGRATION AND OTHER NON-RECURRING CHARGES. Integration and other non-recurring charges for 1999 includes a third quarter charge of $2.8 million related to two patent license agreements related to patent infringement lawsuits (see Note 15 to the accompanying Consolidated Financial Statements).

         LEASE INTEREST INCOME. Lease interest income during both periods consists of interest income associated with contracts or agreements pursuant to which a third party acquired infusion pumps under sales-type leases. Lease interest income decreased $0.2 million in 1999 compared with 1998 due to a decrease in the amount outstanding under such leases.

         INCOME FROM OPERATIONS. Income from operations decreased $3.1 million during 1999 compared with 1998 primarily due to the patent license agreements charges and the $2.5 million charge to cost of sales resulting from manufacturing issues related to infusion disposable products which were partially offset by 1998 non-recurring charges. After excluding the non-recurring charges from 1999 and 1998, income from operations for 1999 is $56.8 million compared with $60.1 million in 1998. The decrease in 1999 over 1998 is primarily due to increases in operating expenses discussed above, which were partially offset by higher gross margin dollars.

         INTEREST EXPENSE. Interest expense increased $6.3 million, or 13%, during 1999 primarily due to additional financing obtained to fund the Instromedix acquisition. In connection with the Instromedix acquisition, in July 1998 the Company increased its outstanding bank term debt $30.0 million and completed the sale of $109.9 million 11? % Senior Discount Notes, due 2008. In 1999 the Company recorded a full year of interest expense for the additional financing, compared with five and one-half months of interest in 1998. The increase from Senior Discount Notes was partially offset by a decrease in interest expense on other long-term debt due to a decrease in the amount outstanding in 1999 compared with 1998, as well as lower interest expense on the Credit Facility in 1999 compared with 1998. (See Liquidity and Capital Resources.)

         INTEREST INCOME. Interest income increased approximately $0.2 million during 1999 compared with 1998 due to earnings from the remaining cash proceeds from the Senior Discount Notes which were issued in July 1998 to fund the Instromedix acquisition.

         OTHER EXPENSE. Other expense increased $0.6 million during 1999 compared with 1998, primarily due to an increase in foreign exchange loss of approximately $0.8 million during 1999 compared with 1998.

         DISCONTINUED OPERATIONS. During the third quarter of 2000, the Company sold its Instromedix division to Card Guard Technologies, Inc. Operating losses of $23.6 million (net of tax) and $25.2 million (net of tax) for the Instromedix division are included in discontinued operations for 1999 and 1998, respectively. Discontinued operations in 1999 included a pretax charge of $19.2 million resulting from the write-off of goodwill and other intangible assets related to the Instromedix business unit and $4.6 million in integration charges related to the consolidation of Instromedix into the San Diego facility. Discontinued operations in 1998 included a charge of $22.8 million in write-offs related to in-process research and development.

         ADJUSTED EBITDA. Adjusted EBITDA decreased $7.1 million, or 8%, during 1999 compared with 1998. As a percentage of sales, Adjusted EBITDA decreased from 25.2%, or $94.2 million, for 1998 to 22.4%, or $87.2 million, for 1999 due primarily to patent license agreement charges and the $2.5 million charge to cost of sales described above. Adjusted EBITDA represents income from operations before restructuring, integration and other non-recurring, non-cash purchase accounting charges and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. Integration and other one-time non-recurring charges are excluded from Adjusted EBITDA as the Company believes that the inclusion of these items would not be helpful to an investor's understanding of the Company's ability to service debt. The Company's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

         ALARIS Medical expects to continue to meet its liquidity needs during 2001, including capital expenditure requirements, with cash flow from operations of ALARIS Medical Systems. ALARIS Medical Systems will continue to use its funds primarily for operating expenses, including planned expenditures for new research and development programs, capital expenditures and scheduled payments on outstanding indebtedness.

         At December 31, 2000, the Company had outstanding indebtedness of $523.8 million. ALARIS Medical Systems has a credit facility with a group of banks and other lenders consisting of term loans and a revolving credit facility (the "Credit Facility"). Indebtedness under the Credit Facility bears interest at floating rates based, at the Company's option, on Eurodollar or prime rates. The indebtedness under the Credit Facility is secured by substantially all of the assets of ALARIS Medical Systems and is guaranteed by ALARIS Medical. At December 31, 2000, outstanding indebtedness under the Credit Facility was $164.8 million. In addition to indebtedness under the Credit Facility, at December 31, 2000, ALARIS Medical Systems also had outstanding $200 million of 9-3/4% Senior Subordinated Notes due 2006 (the "Notes") and ALARIS Medical had outstanding $16.2 million of 7-1/4% Convertible Subordinated Debentures due January 15, 2002 (the "Convertible Debentures"). In addition, ALARIS Medical had outstanding $142.9 million (including accretion) of 11-1/8% Senior Discount Notes due 2008 (the "Senior Discount Notes"). Interest accruing on the Senior Discount Notes is added to the outstanding principal balance through July 31, 2003. Interest accruing subsequent to July 31, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004.

         The Company projected not meeting certain 2001 financial covenants contained in the Credit Facility agreement. As a result, in April 2001 the Company obtained an amendment (the Amendment) to the terms of the Credit Facility. The Amendment included the following: (i) a provision providing for changes to certain financial performance covenants for each applicable period from March 31, 2001 through December 31 2003, (ii) a provision providing for increases to the interest rates on each of the debt tranches (See Note 5 to the Consolidated Financial Statements), (iii) a provision providing for a decrease in the line of credit from $60 million to $20 million, and (iv) a provision allowing ALARIS Medical Systems to borrow (as part of the Credit Agreement or otherwise) up to an additional $15 million from a lender it must first locate and to use the funds so borrowed to repurchase Convertible Debentures. The $15 million is the maximum that can be borrowed by ALARIS Medical Systems under the terms of the Notes and used for this purpose. The changes to the financial performance covenants were developed based on the Company's strategic plans and were designed to allow the Company access to the $20 million credit line.

         The Credit Facility and the indenture governing the Notes (the "Notes Indenture") permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures (in the case of the Credit Facility, so long as there exists no default or event of default thereunder). However, both the Credit Facility and the Notes Indenture prohibit ALARIS Medical Systems from making those distributions to ALARIS Medical which would enable it to fund such repayment, unless ALARIS Medical Systems has achieved certain financial performance targets. Since management does not believe that ALARIS Medical Systems will meet such tests, it is exploring various alternatives under which those repayment obligations could be satisfied. For example, management has had preliminary discussions with the administrative agent under the Credit Facility and has been informed that certain lenders have expressed interest in lending the allowed $15 million to ALARIS Medical Systems as part of the Credit Agreement. Management believes that the terms provided in the Amendment for this borrowing should be sufficient to obtain this borrowing. However, since no lender has yet actually agreed to do so, there can be no assurance that ALARIS Medical Systems will be able to borrow the $15 million it is seeking. In any event, a default by ALARIS Medical on all or any portion of its $16.2 million outstanding principal payment obligations under the Convertible Debentures, whether as a result of the Company's failure to obtain the funds necessary to purchase, or repay, all outstanding Convertible Debentures, or otherwise, would likely result in an event of default under, and possible acceleration of the obligations under, the Credit Facility, the Notes and the Senior Discount Notes.

         Management believes that if the Company can successfully arrange for the repayment or purchase of the Convertible Debentures at, or prior to, maturity, it will generate cash flow from operations, together with its existing cash, sufficient, on both a long and short term basis, to fund its operations, make planned capital expenditures and make scheduled principal amortization and interest payments under the Credit Facility and interest payments on the Notes. However, on a long-term basis, the Company may not generate sufficient cash flow from operations to make scheduled interest payments on the Senior Discount Notes beginning in 2004, repay the Notes at maturity in 2006, or to repay the Senior Discount Notes at maturity in 2008. Accordingly, the Company may have to seek to refinance the Notes and the Senior Discount Notes at or prior to maturity or sell assets or raise equity capital to service its indebtedness in the long term. There can be no assurance that the Company would be successful in such efforts. Based on current interest rates and debt outstanding as of December 31, 2000, the Company is required over the next twelve months, to make principal and interest payments under its Credit Facility in the amount of $36.1 million and interest payments on the Notes and the Convertible Debentures in the amount of $19.5 million and $1.2 million, respectively. Annual principal amortization of the Company's indebtedness is $19.9 million, $42.2 million and $29.0 million for 2001, 2002 and 2003, respectively. In addition, the Company's ability to fund its operations, to make planned capital expenditures, to make scheduled principal and interest payments and to meet the financial performance covenants in the amended Credit Facility will depend on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

         Net cash provided by operating activities for the year ended December 31, 2000 was $39.9 million compared with $51.1 million provided by operating activities in 1999. Net cash used in investing activities for the year ended December 31, 2000 and 1999 was $0.4 million and $38.0 million, respectively. Net cash used in investing activities included net proceeds from the sale of Instromedix of $17.5 million in 2000, and $7.8 million in payments related to patent license agreements in 1999. Cash used in investing activities also includes $14.9 million and $25.9 million in net capital expenditures for the years ended December 31, 2000 and 1999, respectively. Net cash used by financing activities for the year ended December 31, 2000 and 1999 was $32.3 million and $18.9 million, respectively and was primarily composed of principal payments on long-term debt. In August 2000, in connection with the sale of Instromedix, the Company made a payment of $18.1 million under the Credit Facility, reducing the outstanding balance thereunder to $167.8 million from $185.9 million.

         During 2000, the Company made cash payments of $4.2 million for restructuring activities initiated in 2000. These actions are intended to save approximately $6 million per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts. Approximately $1 million of the total estimated restructuring charge was non-cash. The majority of the restructuring charges are expected to be paid in 2001. At December 31, 2000, $1.8 million was accrued for such restructuring costs.

         During 1999, the Company made cash payments of approximately $4.7 million related to Instromedix integration costs of which approximately $0.8 million was accrued at December 31, 1998. These integration activities primarily related to the assessment and review of Instromedix operating activities and strategy. In February 1999, as a result of this assessment, the Company announced its plans to consolidate the operations of Instromedix into its San Diego, California facilities. In connection with these relocation and integration activities, the Company incurred nonrecurring charges of approximately $4.6 million before related income tax benefits in 1999. Of this charge, approximately $0.6 million was accrued at December 31, 1999. Cash payments of $0.4 million were made in 2000 related to these activities and the remaining accrual of $0.2 million is expected to be paid during 2001.

         As described in Note 15 to the Consolidated Financial Statements, the Company has entered into two patent license agreements. In connection with these agreements, the Company made a payment of $4.0 million during the third quarter of 1999 and a payment of $6.7 million in the fourth quarter of 1999. No future payments are required under these agreements.

         The Company made capital expenditures of approximately $14.9 million and $26.1 million during the year ended December 31, 2000 and 1999, respectively. During the fiscal years 1996 through 1999, the Company made combined capital and operating expenditures of approximately $19.0 million related to the new enterprise-wide information system. The project was completed in 2000 with additional spending of approximately $0.5 million.

SEASONALITY

         Infusion instrument sales are typically higher in the fourth quarter due to sales compensation plans which reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. First quarter sales are traditionally not as strong as the fourth quarter. The Company anticipates that this trend will continue but is unable to predict the effect, if any, from health care reform, increased competitive pressures. Approximately 31% and 34% of the Company's sales of drug infusion instruments occurred during the fourth quarters of 2000 and 1999, respectively.

BACKLOG

         The backlog of orders, believed to be firm, at December 31, 2000 and 1999 was $13.8 million and $8.2 million, respectively.

FOREIGN OPERATIONS

         The Company has significant foreign operations and, as a result, is subject to various risks, including without limitation, foreign currency risks. This risk has not materially changed during 2000. Due to changes in foreign currency exchange rates during 2000 and 1999, primarily a strengthening of the U.S. dollar, the Company's functional currency, against many European currencies, the Company recognized a foreign currency transaction loss of approximately $2.5 million and $1.1 million during 2000 and 1999, respectively. For the year ended December 31, 2000 and the year ended December 31, 1999, approximately 34% and 34% of the Company's sales and 33% and 29% of the Company's operating expenses were denominated in currencies other than the Company's functional currency. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency. As of December 31, 2000 the Company had not entered into foreign currency contracts for purposes of hedging or speculation. Beginning 2001, the Company will enter into certain contracts to manage the risk of foreign currency fluctuations. (See "Foreign Exchange Risk Management.")

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. As of December 31, 2000, the Company had completed the preparatory steps to initiate a foreign exchange risk management program commencing with the upcoming fiscal period. Under the program, the Company will utilize foreign currency forward and option contracts to reduce the effect of foreign exchange rate fluctuations.

         Consistent with its action in 1997 to reduce the effect of interest rate volatility as described in preceding paragraphs, the Company continued its use of interest rate swap derivatives during 2000. The swap agreement entered into in 1997 expired in 2000 and a new swap agreement was entered into during the second quarter of 2000 with a term extending through January of 2002. The Company categorizes these instruments as entered into for purposes other than trading.

FOREIGN EXCHANGE RISK MANAGEMENT

         As part of the plan to manage the risk of foreign currency fluctuations, the Company anticipates entering into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with identified exposures. The purpose of the hedging is to minimize the effect of foreign currency exchange rates on cashflows the Company receives from its foreign subsidiaries. All foreign currency contracts are denominated in the currencies of major industrial countries and are with large financial institutions rated as investment grade by a major rating agency. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions that would not qualify as hedges would be marked to market on a current basis with gains and losses recognized through income and reflected in foreign exchange gains and losses. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date would be recognized in current income when the hedge is terminated.

         As a matter of policy, the Company will only enter into contracts with counterparties that have at least an investment grade or equivalent credit rating. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Management believes the risk of loss related to counterparty default is remote and in any event, would not be material. The contracts will have varying maturities with none exceeding twelve months. Costs associated with entering into contracts are not expected to be material to our financial results. The Company does not utilize derivative instruments for trading or speculative purposes. At December 31, 2000, there were no outstanding foreign currency option or forward contracts.

INTEREST RATE RISK MANAGEMENT

         During the second quarter of 1997, the Company entered into an interest rate protection agreement ("swap") covering approximately 50% of its term loan borrowings through February 1, 2000. The swap fixed the interest rate charged on Credit Facility term borrowings resulting in a weighted average interest rate of 9.7% as of December 31, 1999. During the second quarter of 2000, the Company entered into a new swap with a notional amount of $100.0 million, expiring in February of 2002. The new swap effectively changed the Company's interest rate exposure on its floating rate Credit Facility term debt, resulting in a weighted average interest rate as of December 31, 2000 of 10.5%. A 10% increase (approximately one percentage point) in the applicable interest rate would result in a $0.3 million annual increase in interest expense.

As noted, the company enters into interest rate protection agreements ("swaps") to convert a portion of floating rate credit facility term debt to fixed rate. The present swap is an instrument that exchanges floating rate for fixed rate interest rate payments through January of 2002. Amounts currently due to or from the swap are recorded in interest expense in the period in which they accrue. The agreement affects interest payments for $100 million of principal of the outstanding credit facility term debt.

MARKET RISK

         The Company will incur option premium cost in connection with its foreign currency hedging activities. The option premium cost represents the entire risk associated with these derivatives. Option premium costs are amortized over the life of the option contract.

         The Company has not incurred any direct cost in connection with the swap agreement. However, since entering into the agreement, the fair value of the swap has become negative. At December 31, 2000 the negative market value of the swap is $1.6 million. Should the Company terminate the swap in advance of expiration, the cost to the Company could be material.

EURO TRANSITION

         On January 1, 1999, the eleven member countries of the European Union began the transition to a common currency, the "Euro". The conversion rates between the Euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999 with the participating national currencies to be removed from circulation between January 1 and June 30, 2002 and replaced by Euro notes and coinage. The Company is currently evaluating the effect of this transition and at the present time, management does not believe the Euro transition will have a materially adverse impact on its business.

ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Company's fiscal quarter beginning January 1, 2001 (date of transition) and will not require retroactive restatement of prior period financial statements. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings, thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in the fair value of the derivative instrument may be recorded on the balance sheet as other comprehensive income.

         The new accounting standard has not significantly affected the Company's approach to managing interest rate and foreign currency risk. The Company plans to hedge against these exposures using forward exchange contracts, foreign currency options, interest rate swaps and options. These contracts have been designated as hedges of anticipated future cashflows and accordingly, will be marked to market through other comprehensive income (balance sheet adjustment) until such time as the related anticipated transactions affect earnings.

         No foreign exchange hedging instruments were outstanding during 2000. The interest rate protection agreement entered into in 2000 had a negative market value of $1.6 million at December 31, 2000, which would be the cost for the company to terminate the swap as of that date. Under SFAS No. 133, a derivative designated as a hedge must meet an effectiveness test. If a hedged liability contains provisions permitting pre-payment, the effectiveness test must be based on the "long method". ALARIS uses the long method effectiveness test and has determined the swap is a highly effective hedge. Consequently, changes in the swap fair value will be reflected on the balance sheet as other comprehensive income.

         Additional information on market risk is set forth under the subcaption "Liquidity and Capital Resources" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are set forth on pages F-1 through F-38 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors is incorporated by reference to the section entitled "Election of Directors" in the ALARIS Medical, Inc. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 23, 2001 (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of
Part I of this Report under the caption "Executive Officers of the Registrant."

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

      1.     FINANCIAL STATEMENTS:

             The following financial statements of ALARIS Medical, Inc. and its subsidiaries are included on pages F-1 through F-38:

             Report of Independent Accountants

             Consolidated Balance Sheet at December 31, 2000 and 1999

             Consolidated Statement of Operations for the years ended
                December 31, 2000, 1999 and 1998

             Consolidated Statement of Cash Flows for the years ended
                December 31, 2000, 1999 and 1998

             Consolidated Statement of Stockholders' Equity for the period from
                December 31, 1997 to December 31, 2000

             Notes to Consolidated Financial Statements

      2.     FINANCIAL STATEMENT SCHEDULES:

             Schedule II--Valuation and Qualifying Accounts and Reserves for the
                three years ended December 31, 2000

             Schedule III--Condensed Financial Information of ALARIS Medical,
                Inc. as of December 31, 2000 and 1999 and for the three years ended December 31, 2000.

             All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.

      3.     EXHIBITS:


  EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
  -----------                           ----------------------
     2.3             --  Asset Purchase Agreement by and among ALARIS Medical,
                         Inc., ALARIS Medical Systems, Inc., Card Guard
                         Scientific Survival Ltd. And Card Guard Technologies,
                         Inc. (Registrant agrees to furnish supplementally to
                         the Commission upon request a copy of all omitted
                         schedules and exhibits to the Asset Purchase
                         Agreement.) Incorporated by reference to Exhibit 2(a)
                         to ALARIS Medical's Form 8-K dated September 15, 2000
                         (August 31, 2000).


  EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
  -----------                           ----------------------
     3.1            --   Certificate of Incorporation of Advanced Medical, Inc.
                         and form of Certificate of Incorporation of Advanced
                         Medical, Inc., as amended. (Incorporated by reference
                         to Exhibit 3.1(a) to the Prospectus/Joint Proxy
                         Statement, dated March 3, 1989, of Fidata Corporation,
                         Advanced Medical, Inc. and Controlled Therapeutics
                         Corporation included and forming part of the
                         Registration Statement on Form S-4 of Advanced Medical,
                         Inc. (the "Prospectus/Joint Proxy Statement")).

     3.2            --   By-Laws of Advanced Medical, Inc., as amended.
                         (Incorporated by reference to Exhibit 3.1(b) to the
                         Prospectus/Joint Proxy Statement.)

     3.3            --   Amendments to Articles First and Fourth of the Restated
                         Certificate of Incorporation of Advanced Medical, Inc.
                         (Incorporated by reference to Exhibits A and B to
                         Advanced Medical Inc.'s Proxy Statement, dated August
                         15, 1990, for its Special Meeting of Stockholders held
                         on September 7, 1990).

     3.4            --   Amendment to Article Fourth of the Restated Certificate
                         of Incorporation of Advanced Medical, Inc.
                         (Incorporated by reference to Annex III to Advanced
                         Medical Inc.'s Proxy Statement, dated July 25, 1994,
                         for its Special Meeting of Stockholders held on
                         August 11, 1994).

     3.5             --  ALARIS Medical, Inc. By-Laws (as amended through
                         April 17, 2000). (Incorporated by reference to Exhibit
                         3.5 to ALARIS Medical's Form 10-Q for the quarterly period ended March 31, 2000.)

     4.1            --   Indenture dated as of November 26, 1996 among IMED
                         Corporation, IMED International Trading Corp. and
                         United States Trust Company of New York, as trustee
                         (including form of Notes) (Incorporated by reference to
                         Exhibit 10.2 to the AM December 8-K).

     4.2            --   Indenture Assumption Agreement dated as of November 26,
                         1996 between IVAC Holdings, Inc. and United States
                         Trust Company of New York, as trustee.*

     4.3            --   Supplemental Indenture dated as of November 26, 1996
                         between IVAC Overseas Holdings, Inc. and United States
                         Trust Company of New York, as trustee.*

     4.4            --   Indenture to U.S. Trust Company of California, N.A.,
                         Trustee, dated January 30, 1992. (Incorporated by
                         reference to Exhibit 4.26 to the Company's Annual
                         Report on Form 10-K for the year ended December 31,
                         1991).

     4.5             --  Indenture dated as of July 28, 1998 among ALARIS
                         Medical, Inc. ALARIS Medical Systems, Inc. and United
                         States Trust Company of Texas, N.A., as trustee
                         (including form of Notes). (Incorporated by reference to the Registration Statement on Form S-4 of ALARIS
                         Medical, Inc. dated December 24, 1998).

    10.1             --  Credit Agreement dated as of November 26, 1996 among
                         Advanced Medical, Inc., IMED Corporation, Various
                         Lending Institutions, Bankers Trust Company, Banque
                         Paribas and Donaldson, Lufkin & Jenrette Securities
                         Corporation (Incorporated by reference to Exhibit 10.1 to the AM December 8-K).

    10.3             --  Advanced Medical, Inc.'s Third Amended and Restated
                         1988 Stock Option Plan (Incorporated by reference to
                         Annex IV to Advanced Medical, Inc.'s Proxy Statement dated July 25, 1994 for its Special Meeting of
                         Stockholders held on August 11, 1994 (the "AM August
                         1994 Proxy Statement")).

    10.4             --  Advanced Medical, Inc.'s Second Amended and Restated
                         1990 Non-Qualified Stock Option Plan for Non-Employee
                         Directors (Incorporated by reference to Annex V to the AM August 1994 Proxy Statement).


  EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
  -----------                           ----------------------
    10.5             --  Amendment and Waiver No. 1 to Credit Agreement dated as of March 28, 1997. (Filed as an exhibit to Amendment
                         No. 2 to the Registration Statement on Form S-4
                         (333-18687) of ALARIS Medical Systems, IVAC Overseas
                         and IMED Trading dated May 28, 1997.)

    10.6             --  ALARIS Medical, Inc. 1996 Stock Option Plan
                         (Incorporated by reference to Exhibit A to ALARIS
                         Medical, Inc.'s Proxy Statement dated May 5, 1997 for its Annual Meeting of Stockholders (the "ALARIS Proxy
                         Statement")).

    10.7             --  ALARIS Medical, Inc. Third Amended and Restated 1990
                         Non-Qualified Stock Option Plan for Non-Employee
                         Directors (Incorporated by reference to Exhibit B to the ALARIS Proxy Statement).

    10.8             --  Amendment No.2 to Credit Agreement dated as of August
                         12, 1997. (Filed as an exhibit to Amendment No. 6 to the Registration Statement on Form S-4 (333-18687) of
                         ALARIS Medical Systems, IVAC Overseas and IMED Trading dated August 19, 1997.)

    10.9             --  Amendment No. 3 and Consent to the Bank Credit
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

    10.12            --  Settlement and license agreement by and among Tyco
                         Healthcare Group, L.P. and ALARIS Medical Systems, Inc.
                         dated August 31, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.13            --  Settlement and license agreement by and among Becton,
                         Dickinson and Company and ALARIS Medical Systems, Inc.
                         dated October 13, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.14            --  Amendment No. 5 to the Bank Credit Agreement dated as
                         of October 29, 1999, among ALARIS Medical, Inc., ALARIS
                         Medical Systems, Inc., the financial institutions party to the Credit Agreement, Bankers Trust Company and
                         Banque Paribas. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.15            --  Amendment No. 6 to the Bank Credit Agreement dated as
                         of February 11, 2000, among ALARIS Medical, Inc.,
                         ALARIS Medical Systems, Inc., the financial institutions party to the Credit Agreement, Bankers
                         Trust Company and Banque Paribas. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.16            --  Addendum to Employment Letter dated April 13, 1999 by
                         and between David Schlotterbeck and ALARIS Medical,
                         Inc., and ALARIS Medical Systems, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    10.17            --  Change in Control Agreement, dated April 20, 2000
                         between ALARIS Medical, Inc. and William C. Bopp. The
                         Company has entered into identical agreements with each of the following: David L. Schlotterbeck, Sally M.
                         Grigoriev, Anthony B. Semedo and Jake St. Philip.
                         (Incorporated by reference to Exhibit 10.17 to ALARIS
                         Medical's Form 10-Q for the quarterly period ended
                         March 31, 2000.)

    10.19            --  Amendment to ALARIS Medical, Inc.'s 1996 Stock Option
                         Plan (incorporated by reference to the Company's Proxy
                         Statement dated April 26, 2000).

    10.20            --  Amendment to ALARIS Medical, Inc.'s Third Amended and
                         Restated 1990 Nonqualified Stock Option Plan for
                         Non-Employee Directors (incorporated by reference to the Company's Proxy Statement dated April 26, 2000).


  EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
  -----------                           ----------------------
    10.21            --  Amendment No. 7 and Consent to the Bank Credit
                         Agreement dated as of August 28, 2000, among ALARIS
                         Medical, Inc., ALARIS Medical Systems, Inc., the
                         financial institutions party to the Credit Agreement,
                         Bankers Trust Company and Banque Paribas. (Incorporated
                         by reference to Exhibit 10.21 to the Company's report
                         on Form 10-Q/A for the Quarter ended September 30,
                         2000.)

    10.22            --  Amendment No. 8 and Consent to the Bank Credit
                         Agreement dated as of April 13, 2001, among ALARIS
                         Medical, Inc., ALARIS Medical Systems, Inc., the financial institutions party to the Credit Agreement, Bankers Trust Company and Banque Paribas.

    21               --  List of Subsidiaries of ALARIS Medical, Inc.

    23               --  Consent of PricewaterhouseCoopers LLP.

--------------------------
* Filed as an exhibit to the Registration Statement on Form S-4 (333-18687) of the Company, IVAC Overseas Holdings, Inc. and IMED International Trading Corp. dated December 24, 1996.

(b)  Report on Form 8-K.

          None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on April 16, 2001.

                       ALARIS MEDICAL, INC.

                       By:   /s/  DAVID L. SCHLOTTERBECK
                       ---------------------------------------------------------
                             Name:    David L. Schlotterbeck
                             Title:   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         NAME                                                   TITLE(S)
                         ----                                                   --------
                  /s/ NORMAN M. DEAN                         Director and Chairman of the Board
-------------------------------------------------------
                    Norman M. Dean


              /s/ DAVID L. SCHLOTTERBECK                     Director, President and Chief Executive Officer
-------------------------------------------------------
                David L. Schlotterbeck


                 /s/ WILLIAM C. BOPP                         Sr. Vice President and Chief Financial Officer,
-------------------------------------------------------
                   William C. Bopp                           Treasurer
                                                             (Principal Financial and Accounting Officer)

                    /s/ HANK BROWN                           Director
-------------------------------------------------------
                      Hank Brown


                   /s/ HENRY GREEN                           Director
-------------------------------------------------------
                     Henry Green


                   /s/ BARRY SHALOV                          Director
-------------------------------------------------------
                     Barry Shalov


                  /s/ WILLIAM TUMBER                         Director
-------------------------------------------------------
                    William Tumber

                              ALARIS MEDICAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                                     PAGE
                                                                                                     ----
   1.     FINANCIAL STATEMENTS:

          Report of Independent Accountants.......................................................... F-2

          Consolidated Balance Sheet at December 31, 2000 and 1999................................... F-3

          Consolidated Statement of Operations for the years ended December 31, 2000,
             1999 and 1998........................................................................... F-4

          Consolidated Statement of Cash Flows for the years ended December 31, 2000,
             1999 and 1998........................................................................... F-5

          Consolidated Statement of Stockholders' Equity for the period from
             December 31, 1997 to December 31, 2000.................................................. F-6

          Notes to Consolidated Financial Statements................................................. F-7


   2.     FINANCIAL STATEMENT SCHEDULES:

          Schedule II--Valuation and Qualifying Accounts and Reserves for the
             three years ended December 31, 2000.....................................................F-34

          Schedule III--Condensed Financial Information of ALARIS Medical, Inc.
             as of December 31, 2000 and 1999 and for the three years ended
             December 31, 2000.......................................................................F-35

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ALARIS Medical, Inc.:


         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 39 present fairly, in all material respects, the financial position of ALARIS Medical, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 39 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 5 to the consolidated financial statements, $16,125,000 of 7.25% convertible subordinated debentures mature on January 15, 2002.



PricewaterhouseCoopers LLP
San Diego, CA
April 13, 2001

                               ALARIS MEDICAL, INC
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS


                                                                                                    DECEMBER 31,
                                                                                            --------------------------
                                                                                               2000            1999
                                                                                            ----------      ----------
Current assets:
    Cash..................................................................................  $   30,630      $   23,559
    Receivables, net......................................................................      79,790          84,889
    Inventories...........................................................................      62,324          76,769
    Prepaid expenses and other current assets.............................................      33,049          25,086
                                                                                            ----------      ----------
        Total current assets..............................................................     205,793         210,303

Net investment in sales-type leases, less current portion.................................      25,920          24,407
Property, plant and equipment, net........................................................      59,988          68,480
Other non-current assets..................................................................      28,481          28,157
Intangible assets, net....................................................................     249,803         275,443
                                                                                            ----------      ----------

                                                                                            $  569,985      $  606,790
                                                                                            ==========      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.....................................................  $   19,871      $   13,769
    Accounts payable......................................................................      22,077          25,169
    Accrued expenses and other current liabilities........................................      46,262          44,606
                                                                                            ----------      ----------
        Total current liabilities.........................................................      88,210          83,544
                                                                                            ----------      ----------
Long-term debt............................................................................     503,974         527,082
Other non-current liabilities.............................................................      13,535          17,115
                                                                                            ----------      ----------
        Total non-current liabilities.....................................................     517,509         544,197
                                                                                            ----------      ----------

Contingent liabilities and commitments (Notes 9 and 15)

Stockholders' equity:
    Common stock, authorized 75,000 shares at $.01 par value;
       issued 59,296 and 59,295 shares at
       December 31, 2000 and 1999, respectively...........................................         593             593
    Capital in excess of par value........................................................     148,992         148,991
    Accumulated deficit...................................................................    (175,753)       (164,195)
    Treasury stock........................................................................      (2,027)         (2,027)
    Accumulated other comprehensive loss..................................................      (7,539)         (4,313)
                                                                                            ----------      ----------
        Total stockholders' deficit.......................................................     (35,734)        (20,951)
                                                                                            ----------      ----------

                                                                                            $  569,985      $  606,790
                                                                                            ==========      ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              ALARIS MEDICAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                  2000           1999           1998
                                                                              -----------     ----------     ----------
Sales   ..................................................................... $   378,948     $  389,927     $  373,795

Cost of sales................................................................     202,964        199,923        186,077
                                                                              -----------     ----------     ----------

    Gross margin.............................................................     175,984        190,004        187,718
                                                                              -----------     ----------     ----------

Selling and marketing expenses...............................................      72,340         75,749         72,155
General and administrative expenses..........................................      38,740         42,291         40,821
Research and development expenses............................................      21,570         22,134         19,236
Purchased in-process research and development................................           -              -          5,534
Restructuring, integration and other non-recurring charges...................       7,048          2,887            139
                                                                              -----------     ----------     ----------

    Total operating expenses.................................................     139,698        143,061        137,885
                                                                              -----------     ----------     ----------

Lease interest income........................................................       5,095          4,425          4,599
                                                                              -----------     ----------     ----------

    Income from operations...................................................      41,381         51,368         54,432

Other income (expenses):
  Interest income............................................................       1,317          1,377          1,134
  Interest expense...........................................................     (57,847)       (54,876)       (48,611)
  Other, net.................................................................        (140)        (1,668)        (1,116)
                                                                              -----------     ----------     ----------

    Total other expense......................................................     (56,670)       (55,167)       (48,593)
                                                                              -----------     ----------     ----------

(Loss) income before income taxes............................................     (15,289)        (3,799)         5,839
(Benefit from) provision for income taxes....................................      (3,200)         1,000          5,100
                                                                              -----------     ----------     ----------

(Loss) income from continuing operations ....................................     (12,089)        (4,799)           739
                                                                              -----------     ----------     ----------

Discontinued operations:
    Loss from operations of discontinued
       business [net of applicable income tax benefits of
       ($872), ($4,200) and ($1,000), respectively]..........................      (1,308)       (23,627)       (25,178)
    Gain on disposal of business
       [net of applicable income tax expense of $1,226]......................       1,839              -              -
                                                                              -----------     ----------     ----------

Total income (loss) from discontinued operations.............................         531        (23,627)       (25,178)
                                                                              -----------     ----------     ----------

Net loss attributable to common stock........................................ $   (11,558)    $  (28,426)    $  (24,439)
                                                                              ===========     ==========     ==========

    (Loss) income per common share from continuing operations................ $      (.21)    $     (.08)    $       .01
                                                                              ===========     ==========     ===========
    Income (loss) from discontinued operations............................... $       .01     $     (.40)    $      (.42)
                                                                              ===========     ==========     ===========
    Net loss per common share................................................ $      (.20)    $     (.48)    $      (.41)
                                                                              ===========     ==========     ===========

Weighted average common shares outstanding assuming no dilution..............      58,845         58,815         58,710
                                                                              ===========     ==========     ==========

Weighted average common shares outstanding assuming dilution.................      58,845         58,815         60,217
                                                                              ===========     ==========     ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              ALARIS MEDICAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)



                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                      2000          1999          1998
                                                                                  ------------  ------------   ----------
Cash flows from operating activities:
  Net loss ...................................................................... $  (11,558)   $  (28,426)    $ (24,439)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization................................................     33,242        37,453        36,148
    Net loss on disposal/write-off of property, plant and equipment
     and intangible assets.......................................................      1,726        20,990           824
    Debt discount and issue costs amortization...................................      3,591         3,324         3,199
    Accretion of bond interest...................................................     14,665        13,159         5,201
    Purchased in-process research and development................................          -             -        28,334
    Gain on sale of Instromedix (Note 3).........................................     (1,839)            -             -
    (Increase) decrease in assets:
     Receivables.................................................................      2,637        17,306       (14,959)
     Inventories.................................................................     14,131         2,616       (13,489)
     Prepaid expenses and other current assets...................................     (4,812)           93        (1,141)
     Net investment in sales-type leases, non-current portion....................     (1,513)       (5,296)       11,293
     Other non-current assets....................................................     (2,136)         (633)       (3,023)
    Increase (decrease) in liabilities:
     Accounts payable............................................................     (2,957)        2,966        (3,294)
     Accrued expenses, restructuring and integration costs and other
       current liabilities                                                            (6,978)       (7,675)       (1,944)
     Other non-current liabilities...............................................      1,680        (4,814)        2,161
                                                                                  ----------    ----------     ---------

Net cash provided by operating activities........................................     39,879        51,063        24,871
                                                                                  ----------    ----------     ---------

Cash flows from investing activities:
  Capital expenditures...........................................................    (14,945)      (26,070)      (25,055)
  Patents, trademarks and other..................................................     (1,093)       (1,114)       (1,221)
  Payments for product licenses and distribution rights..........................     (1,940)      (10,941)         (750)
  Proceeds from disposal of property, plant and equipment........................         48           157           451
  Acquisition of business, net of cash acquired (Note 2).........................          -             -       (59,842)
  Net proceeds from sale of discontinued business (Note 3).......................     17,516             -             -
                                                                                  ----------    ----------     ---------
Net cash used in investing activities............................................       (414)      (37,968)      (86,417)
                                                                                  ----------    ----------     ---------

Cash flows from financing activities:
  Principal payments on long-term debt and capital lease obligations.............    (31,652)      (19,096)      (20,437)
  Proceeds from issuance of notes payable and long-term debt.....................          -             -       109,892
  Principal payments on acquired debt............................................          -             -        (4,822)
  Proceeds from revolving credit facility........................................          -             -        34,800
  Repayments of revolving credit facility........................................          -             -       (60,000)
  Proceeds from term loan borrowing..............................................          -             -        30,000
  Proceeds from exercise of stock options........................................          1           198           275
  Debt issuance costs............................................................          -             -        (5,682)
  Deferred financing costs.......................................................       (650)            -             -
                                                                                  ----------    ----------     ---------
Net cash (used in) provided by financing activities..............................    (32,301)      (18,898)       84,026
                                                                                  ----------    ----------     ---------
Effect of exchange rate changes on cash..........................................        (93)         (138)           36
                                                                                  ----------    ----------     ---------
Net increase (decrease) in cash .................................................      7,071        (5,941)       22,516
Cash at beginning of year........................................................     23,559        29,500         6,984
                                                                                  ----------    ----------     ---------
Cash at end of year.............................................................. $   30,630    $   23,559     $  29,500
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


                                                                                                     ACCUMULATED
                                                                                                     OTHER
                                                                                                    COMPRE-                 COMPRE-
                                                  CAPITAL IN                                        HENSIVE                 HENSIVE
                                 COMMON STOCK     EXCESS OF    ACCUMULATED     TREASURY STOCK       INCOME                  INCOME
                                SHARES   AMOUNT   PAR VALUE      DEFICIT      SHARES    AMOUNT      (LOSS)        TOTAL     (LOSS)
                                ------   ------   ----------   -----------    ------   --------   -----------   --------   --------
Balance at December 31, 1997... 59,102   $  591   $  148,341   $  (111,330)      453   $ (2,027)  $    (3,626)  $ 31,949

Comprehensive loss
   Net loss for the year.......                                    (24,439)                                      (24,439)  $(24,439)
   Equity adjustment from
    foreign currency
    translation................                                                                           437        437        437
                                                                                                                           --------
Comprehensive loss.............                                                                                            $(24,002)
                                                                                                                           ========
Exercise of stock options......    119        1          274                                                         275
Tax benefit from exercise
   of stock options............                          147                                                         147
                                ------   ------   ----------   -----------    ------   --------   -----------   --------

Balance at December 31, 1998... 59,221      592      148,762      (135,769)      453     (2,027)       (3,189)     8,369


Comprehensive loss
   Net loss for the year.......                                    (28,426)                                      (28,426)  $(28,426)
   Equity adjustment from
    foreign currency
    translation................                                                                        (1,124)    (1,124)    (1,124)
                                                                                                                           --------
Comprehensive loss.............                                                                                            $(29,550)
                                                                                                                           ========
Exercise of stock options......     74        1          197                                                         198
Tax benefit from exercise of
   stock options...............                           32                                                          32
                                ------   ------    ---------   -----------    ------   --------   -----------   --------

Balance at December 31, 1999... 59,295      593      148,991      (164,195)      453     (2,027)       (4,313)   (20,951)


Comprehensive loss
   Net loss for the year.......                                    (11,558)                                      (11,558)  $(11,558)
   Equity adjustment from
    foreign currency
    translation................                                                                        (3,226)    (3,226)    (3,226)
                                                                                                                           --------
Comprehensive loss.............                                                                                            $(14,784)
                                                                                                                           ========
Exercise of stock options......      1                     1                                                           1
                                ------   ------    ---------   -----------    ------   --------   -----------   --------

Balance at December 31, 2000... 59,296   $  593    $ 148,992   $  (175,753)      453   $ (2,027)  $    (7,539)  $(35,734)
                                ======   ======    =========   ===========    ======   ========   ===========   ========

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

REVENUE RECOGNITION:

         Revenue is recorded upon passage of title and transfer of risk of loss, net of an allowance for estimated returns. Service revenue is recognized when services are rendered. Additionally, the Company leases instruments to customers under non-cancelable sales-type capital leases and operating lease contracts with terms ranging generally from 1 to 6 years. The Company sells instruments via long-term financing arrangements to a number of customers under agreements which allow customers to acquire instruments with no initial payment. The sales price for the instruments is recovered via surcharges applied to minimum purchase commitments of related disposables. The term of the financing is generally three to five years, with interest at rates of 9% to 15%. Unearned finance revenue is calculated using the inherent rate of interest on each agreement, the expected disposable shipment period and the principal balance financed and is recognized as disposables are shipped using a reducing principal balance method which approximates the interest method. Contract provisions include liquidated damage clauses which are sufficient to recover the sales price of the instruments in the event of customer cancellation.

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


Building and leasehold improvements............................ 3 to 10 years
Machinery and equipment........................................ 3 to 10 years
Information technology......................................... 3 to 10 years
Furniture and fixtures......................................... 4 to 10 years
Instruments on contracts....................................... 1 to 8 years
Capital leases................................................. 3 to 5 years

CAPITALIZED PATENT AND TRADEMARK COSTS:

         The Company capitalizes patent issuance cost and trademark registration costs. These costs are amortized using the straight line method over seven years, the estimated period of benefit. At December 31, 2000 and 1999, the unamortized capitalized patent costs are $2,627 and $2,146, respectively.

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

         Intangible assets are amortized as follows:


Patents............................................. Straight-line       9 years (weighted average)
Workforce........................................... Straight-line       14 years
Product licensing and distribution fee.............. Straight-line       15-18 years
Trademarks.......................................... Straight-line       30 years
Goodwill............................................ Straight-line       30-35 years

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

DEBT ISSUE COSTS:

         Debt issue costs aggregating $12,237 and $15,178 at December 31, 2000 and 1999, respectively, are amortized using the interest method, or straight-line when the results are not materially different from the interest method, over the respective terms of the debt agreements and are included in other non-current assets.

FOREIGN CURRENCY TRANSLATION:

         The accounts of foreign subsidiaries which use local currencies as functional currencies are translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical exchange rates for equity and average exchange rates during the period for revenues and expenses. The gains or losses resulting from translations are excluded from results of operations and accumulated as a separate component of other comprehensive income (loss).

RESEARCH AND DEVELOPMENT COSTS:

         Research and development costs are expensed as incurred.

SOFTWARE PRODUCTION COSTS:

         Some of the Company's products include embedded software which is essential to the products' functionality. The Company capitalizes software production costs when the project reaches technological feasibility and ceases capitalization when the project is ready for release. Software production costs are amortized using the straight-line method over a maximum of ten years or the expected life of the product, whichever is less. Amortization will begin when the product is available for general release to the customer. Unamortized capitalized software costs at December 31, 2000 and 1999 were $1,890 and $630, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amount of the Company's financial instruments, including cash, trade receivables and payables, approximates their fair value due to their short-term maturities. The fair values of the Company's long-term lease receivables are estimated by discounting future cash flows using discount rates that reflect the risk associated with similar types of loans. The fair value of the Company's long-term debt is estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities and the quoted market price for the debentures. The estimated fair values of the Company's long-term lease receivables approximate their carrying values. There is no quoted market value for the bank debt which would enable the Company to determine the fair value. However, the Company believes the estimated fair value of the long-term bank debt approximates its carrying value. The carrying values and fair values of the Company's debentures at December 31, 2000 and 1999, were as follows:


                                                                DECEMBER 31, 2000                DECEMBER 31, 1999
                                                            -------------------------       -------------------------
                                                            CARRYING           FAIR         CARRYING           FAIR
                                                              VALUE            VALUE          VALUE            VALUE
                                                            --------          -------       --------          -------
Debentures:
7.25% convertible subordinated notes due 2002 ............  $ 16,152          $ 2,600       $ 16,152          $ 8,000
9.75% senior subordinated notes due 2006..................   200,000           80,000        200,000          172,000
11.125% senior discount notes due 2008....................   142,917           15,000        128,252           77,000

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

STOCK-BASED COMPENSATION:

         The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if the fair value-based method had been applied in measuring compensation expense.

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

RECLASSIFICATIONS:

      Certain prior year period amounts have been reclassified to conform to the current period presentation. Due to the sale of the Instromedix division in the third quarter of 2000 (Note 3), the operating results of the Instromedix division have been reclassified to discontinued operations in the consolidated statements of operations. This reclassification also affects the International business segment, since sales and expenses related to international sales of Instromedix products were historically included in the International business unit. All prior period segment information has been restated to exclude Instromedix results.

SEGMENT INFORMATION:

         The Company uses the management approach to report segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company also discloses segment information about products and services, geographic areas, and major customers. (Note 13)

COMPREHENSIVE INCOME:

         In addition to net income, the Company reports comprehensive income and its components including foreign currency translation items currently recorded to stockholders' equity. Comprehensive income is displayed in the Consolidated Statement of Stockholders' Equity and includes items not currently included in net income. Comprehensive income does not have an impact on the Company's results of operations.

SHIPPING AND HANDLING FEES AND COSTS:

         In July 2000, The Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus that amounts billed to customers for shipping and handling costs should be included in sales. The classification of shipping and handling costs is considered an accounting policy decision that should be disclosed. If shipping and handling costs are significant and not included in cost of sales, companies should disclose both the amount of such costs and which line item on the income statement includes that amount. The Company is required to apply the consensus beginning fourth quarter 2000. The Company has historically included most amounts billed to customers for shipping and handling as a reduction of selling and marketing expense where such expenses are included. The Company has conformed prior period financials to reflect shipping and handling reimbursement in sales. The Company also records cost for shipping and handling revenue in selling and marketing expense. Shipping and handling costs for customer sales for the year ended December 31, 2000 was $6,916. Shipping and handling costs for customer sales for prior years is not available.

DERIVATIVES:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which the Company is required to adopt January 1, 2001. This statement will require the Company to record all derivatives on the balance sheet at fair value, and to record most changes to the value of derivatives in income as the change occurs. Upon adoption of FAS 133 all existing derivatives must be recognized on the balance sheet at fair value. Under FAS 133 reporting, the Company's interest rate swap will be presented at fair value on the balance sheet. At December 31, 2000 the fair value of the swap was negative $1.6 million, which would be presented as a non-current liability under FAS 133 with the initial offsetting charge included in other comprehensive income. As it relates to the swap, the adoption of FAS 133 will not have an impact on the results of operations of the Company. FAS 133 also has extensive disclosure requirements. (See Liquidity and Capital Resources.)

NOTE 2 -- ACQUISITIONS AND LICENSES

         On July 17, 1998, pursuant to an agreement with ALARIS Medical, ALARIS Medical Systems, Instromedix ("Instromedix") and its shareholders dated June 24, 1998, ALARIS Medical Systems acquired all of the outstanding common stock of Instromedix and subsequently merged Instromedix with and into itself. The total consideration for the Instromedix acquisition was approximately $58 million.

         The acquisition was accounted for as a purchase, whereby the purchase price, including related expenses, was allocated to identified assets and liabilities, based upon their respective fair values. The allocation included acquired in-process research and development of $22,800, which was immediately written-off, and other identifiable intangible assets of $21,130, which were being amortized over their estimated weighted-average useful lives of ten years. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $18,012, was recorded as goodwill and was being amortized over its estimated life of ten years. In the fourth quarter of 1999, the Company wrote-off the remaining carrying value of the Instromedix goodwill and certain other Instromedix intangible assets. In the third quarter of 2000, the Company sold the assets and certain liabilities of Instromedix to Card Guard Technologies, Inc. (Note 3).

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

         Also during the second quarter of 1998, the Company licensed technology from Caesarea Medical Electronics Limited ("Caesarea") for a pole mounted volumetric infusion pump being designed for developing international markets. At the time of license, the development of the applications and functionality required by the Company had not reached technological feasibility and no alternative uses were identified. As a result, the initial license payment and related expenses of approximately $1,200 were recorded as purchased in-process research and development during the second quarter of 1998. Under the terms of the license agreement, the Company is obligated to pay additional consideration up to an aggregate of $4,000 to Caesarea upon timely completion of certain development milestones, which primarily relate to different product releases. In December 1998, upon completion of the first milestone, the Company paid $750 to Caesarea. During 1999 and 2000, upon completion of additional milestones, the Company made payments of $2,750 and $250, respectively. Due to the completed technology obtained at each milestone, the Company capitalized such payments and plans to capitalize future license fees and amortize such costs over the eighteen-year license period. Products using the purchased in-process technology were released during 1999 and the Company anticipates that additional releases will take place in 2001.

NOTE 3 - SALE OF INSTROMEDIX

         On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division to Card Guard Technologies, Inc. ("Buyer") for $30,000 in cash ("the Sale").

         The Asset Purchase Agreement and the other agreements executed in connection with the sale provide that the Company will assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California. Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow. The Company received such escrowed amount, after certain offsets, upon completion of its obligations under the agreements in the first quarter of 2001. The Company will recognize the gain associated with this contingent amount in 2001. During this transition period, the Company continued to manufacture Instromedix products for Buyer.

         The total after tax gain to be recorded related to the Sale is estimated at approximately $5,600, with $1,839, or $.03 per share, recorded during the quarter ended September 30, 2000. The remainder of the gain will be recorded in 2001. The amount of gain to be recorded at such time is dependent upon the actual costs incurred by the Company to complete the transition activities and the amount actually received from the escrow.

         Approximately $18,000 of the net cash proceeds from the Sale (after taxes and other estimated costs) was used to repay indebtedness under the ALARIS Medical Systems credit facility.

         As a result of the Sale, the Company has reclassified its historically reported consolidated statements of operations to exclude the Instromedix results from continuing operations and report such operating results as discontinued operations. The gain on the sale and the Instromedix year 2000 operating results through the sale date have been reported as discontinued operations in the period ended December 31, 2000. For the years ended December 31, 2000, 1999 and 1998, Instromedix sales included in discontinued operations were $8,672, $14,386 and $8,430, respectively.

NOTE 4 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             2000           1999
                                                                                          ----------     ----------
RECEIVABLES:
    Trade receivables...................................................................  $   72,872     $   77,813
    Allowance for doubtful accounts.....................................................      (2,331)        (3,119)
                                                                                          ----------     ----------
                                                                                              70,541         74,694

    Current portion of net investment in sales-type leases (Note 9).....................       9,249         10,195
                                                                                          ----------     ----------
                                                                                          $   79,790     $   84,889
                                                                                          ==========     ==========


INVENTORIES:
    Raw materials.......................................................................  $   28,078     $   34,960
    Work-in-process.....................................................................       6,985          6,156
    Finished goods......................................................................      27,261         35,653
                                                                                          ----------     ----------
                                                                                          $   62,324     $   76,769
                                                                                          ==========     ==========

PREPAID EXPENSES AND OTHER CURRENT ASSETS:
    Deferred income tax asset...........................................................  $   24,800     $   21,671
    Other...............................................................................       8,249          3,415
                                                                                          ----------     ----------
                                                                                          $   33,049     $   25,086
                                                                                          ==========     ==========



PROPERTY, PLANT AND EQUIPMENT:
    Land................................................................................  $      640     $      640
    Building and leasehold improvements.................................................      16,802         16,628
    Machinery and equipment.............................................................      45,800         46,447
    Information technology..............................................................      28,209         26,490
    Furniture and fixtures..............................................................       7,218          7,157
    Instruments under operating lease contracts.........................................      26,385         25,629
    Construction-in-process.............................................................       8,905          8,038
                                                                                          ----------     ----------
                                                                                             133,959        131,029
    Accumulated depreciation and amortization...........................................     (73,971)       (62,549)
                                                                                          ----------     ----------

                                                                                          $   59,988     $   68,480
                                                                                          ==========     ==========

         Depreciation expense was $18,767, $17,168 and $18,638 for 2000, 1999 and 1998, respectively, including $1,422, $1,023 and $300 of depreciation on capitalized computer software in 2000, 1999 and 1998, respectively.


                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             2000           1999
                                                                                          ----------     ----------
OTHER NON-CURRENT ASSETS:
    Capitalized patent issuance and trademark registration costs........................  $    2,627     $    2,146
    Patent license agreements...........................................................       8,270          7,618
    Debt issue costs....................................................................      12,237         15,178
    Other...............................................................................       5,347          3,215
                                                                                          ----------     ----------

                                                                                          $   28,481     $   28,157
                                                                                          ==========     ==========


                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             2000           1999
                                                                                          ----------     ----------
INTANGIBLE ASSETS:
    Goodwill...........................................................................   $  180,159     $  180,159
    Patents and completed technology...................................................       28,946         45,646
    Product licensing and distribution fees............................................        7,587          7,337
    Supply agreements..................................................................       10,758         10,758
    Trademarks.........................................................................       90,000         90,000
    Workforce..........................................................................        7,100          7,100
                                                                                          ----------     ----------
                                                                                             324,550        341,000
    Accumulated amortization...........................................................      (74,747)       (65,557)
                                                                                          ----------     ----------
                                                                                          $  249,803     $  275,443
                                                                                          ==========     ==========

           Amortization expense of intangible assets was $13,212, $15,752 and $15,448 during 2000, 1999 and 1998, respectively.


                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             2000           1999
                                                                                          ----------     ----------
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
    Compensation........................................................................  $   15,100     $   15,623
    Warranty............................................................................       7,895         11,072
    Deferred revenue from sale of Instromedix (Note 3)..................................       7,500              -
    Interest............................................................................       3,780          5,033
    Other...............................................................................      11,987         12,878
                                                                                          ----------     ----------
                                                                                          $   46,262     $   44,606
                                                                                          ==========     ==========


OTHER NON-CURRENT LIABILITIES:
    Deferred income tax liability.......................................................  $    3,268     $    9,793
    Deferred revenue....................................................................       5,408          4,442
    Warranty............................................................................         685          1,079
    Other...............................................................................       4,174          1,801
                                                                                          ----------     ----------
                                                                                          $   13,535     $   17,115
                                                                                          ==========     ==========

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             2000           1999
                                                                                          ----------     ----------
Bank credit facility
    Tranche A.......................................................................      $   37,014     $   53,400
    Tranche B.......................................................................          34,892         38,950
    Tranche C.......................................................................          34,892         38,950
    Tranche D.......................................................................          57,850         64,575
                                                                                          ----------     ----------
         Total term loans ..........................................................         164,648        195,875
9.75% senior subordinated notes due 2006............................................         200,000        200,000
11.125% Senior Discount Notes due 2008..............................................         142,917        128,252
7.25% convertible subordinated debentures due 2002..................................          16,152         16,152
Other...............................................................................             128            572
                                                                                          ----------     ----------
                                                                                             523,845        540,851
    Current portion.................................................................         (19,871)       (13,769)
                                                                                          ----------     ----------

Long-term debt......................................................................      $  503,974     $  527,082
                                                                                          ==========     ==========

BANK CREDIT FACILITY:

         In 1996, the Company entered into a $250,000 bank credit facility (the "Credit Facility") with a syndicate of financial institutions which consisted of $200,000 of term loans (Tranches A, B,C and D) and a $50,000 credit line maturing in 2002. In July 1998, in connection with the Instromedix acquisition, the Company amended the Credit Facility to, among other things, increase the revolving credit facility to $60,000 and provide the Company an additional $30,000 under the Tranche D term debt. The Company used the $30,000 term debt borrowing, along with approximately $2,000 from the revolving credit line, to fund the initial payments required upon closing the Instromedix acquisition. No principal balance was outstanding under the revolving credit facility as of December 31, 2000. The Credit Facility contains various operating and financial covenants, as well as certain covenants relating to reporting requirements. As of December 31, 2000, the Company was in compliance with all such covenants.

         The Company projected not meeting certain 2001 financial covenants contained in the Credit Facility agreement. As a result, in April 2001 the Company obtained an amendment (the Amendment) to the terms of the Credit Facility. The Amendment included the following: (i) a provision providing for changes to certain financial performance covenants for each applicable period from March 31, 2001 through December 31 2003, (ii) a provision providing for increases to the interest rates on each of the debt tranches, (iii) a provision providing for a decrease in the line of credit from $60,000 to $20,000 and (iv) a provision allowing ALARIS Medical Systems to borrow (as part of the Credit Agreement or otherwise) up to an additional $15,000 from a lender it must first locate and to use the funds so borrowed to repurchase Convertible Debentures (as defined below). The $15,000 is the maximum that can be borrowed by ALARIS Medical Systems under the terms of the Notes (as defined below) and used for this purpose. The changes to the financial performance covenants were developed based on the Company's strategic plans and were designed to allow the Company access to the $20,000 credit line.

         Effective December 1999, the Credit Facility was amended and interest rates increased to a Eurodollar rate plus 3.0% for the revolving credit facility and Tranche A loans and a Eurodollar rate plus 3.5% for Tranches B, C and D. Such total rates were 9.8% and 10.3%, respectively, as of December 31, 2000. As of December 31, 1999, the Company had a swap outstanding with commercial banks for a total notional principal amount of $85,775. That agreement effectively changed the Company's interest rate exposure on its floating rate debt through the agreements expiration in February, 2000. During the second quarter of 2000, the Company entered into a new swap agreement with a notional amount of $100,000, expiring in February of 2002. The new agreement effectively fixed the interest rate on $100,000 of the Company's floating rate Credit Facility debt, resulting in a weighted average interest rate as of December 31, 2000, of 10.5% on all Credit Facility debt.

         As a result of the Amendment in April 2001, the interest rates under the Credit Facility were increased, and now include paid-in-kind interest (PIK), to the following rates effective April 1, 2000: Credit line and Tranche A borrowings - Eurodollar rates plus 6.50% including 2.00% PIK, Tranche B borrowings - Eurodollar rates plus 7.50% including 3.00% PIK, Tranche C borrowings - Eurodollar rates plus 8.00% including 3.50% PIK, and Tranche D borrowings - Eurodollar rates plus 8.25% including 3.75% PIK. The PIK interest is deferred in payment and added to the outstanding principal quarterly. Payment of PIK interest is required with the final principal payment on each tranche borrowing.

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

SENIOR DISCOUNT NOTES:

         On July 28, 1998, ALARIS Medical completed the sale of $109,892 of 11-1/8% Senior Discount Notes (the "Senior Discount Notes"), due 2008, receiving net proceeds of $106,321. Upon receipt of the net proceeds, the Company paid its remaining obligations of approximately $22,700 to the Instromedix shareholders and contributed the remaining net proceeds of approximately $81,700, after issuance costs, to ALARIS Medical Systems, as required under the Credit Facility Amendment. ALARIS Medical Systems then repaid $27,500 outstanding under its revolving credit facility.

         The Senior Discount Notes bear interest at a rate of 11-1/8% per annum. Interest accruing on these notes is added to the outstanding principal balance through July 31, 2003. Interest accruing beginning August 1, 2003 is payable in cash semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. The notes will mature on August 1, 2008. The notes are senior in right of payment to all subordinated indebtedness of ALARIS Medical. While the Senior Discount Notes rank PARI PASSU in right of payment with all existing and future indebtedness of ALARIS Medical, they are effectively subordinated to the ALARIS Medical bank credit facility guarantee. On or prior to August 1, 2001, under certain conditions ALARIS Medical has the option to redeem a portion of the notes at 111.125% of the then accreted value. On or subsequent to August 1, 2001, the Company may redeem the notes at 105.6% of the then accreted value with the redemption price declining each year thereafter. Effective August 1, 2006, the redemption price is 100.0% of the then outstanding accreted value. In the event of a change of control, as defined in the indenture, holders of the Senior Discount Notes will have the right to require the Company to purchase their notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Senior Discount Notes are subject to certain restrictive and reporting covenants.

DEBENTURES:

         At December 31, 2000, ALARIS Medical had outstanding $16,125 of 7.25% convertible subordinated debentures due 2002 (the "Convertible Debentures"). The Convertible Debentures are convertible at the option of the holder into common stock of the ALARIS Medical at any time prior to maturity at a conversion price of $18.14 per share, subject to adjustment in certain events. The Convertible Debentures mature on January 15, 2002, with interest payable semi-annually on each January 15 and July 15. The Convertible Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2000 at the price of 101.45%. From January 15, 2001 through January 14, 2002, the redemption price is 100.725% of the Convertible Debentures face (par) value. Holders may require the Company to repurchase the Convertible Debentures, in whole or in part, in certain circumstances involving a change in control of the Company. The Convertible Debentures are subordinate to all existing or future senior indebtedness of the Company, and are also effectively subordinated to liabilities of the Company's subsidiaries. The indenture does not restrict the incurrence of senior indebtedness or other indebtedness by the Company or any subsidiary.

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

         The Credit Facility and the indenture governing the Notes (the "Notes Indenture") permit ALARIS Medical Systems to fund interest payments on the Convertible Debentures (in the case of the Credit Facility, so long as there exists no default or event of default thereunder). However, both the Credit Facility and the Notes Indenture prohibit ALARIS Medical Systems from making those distributions to ALARIS Medical which would enable it to fund such repayment, unless ALARIS Medical Systems has achieved certain financial performance targets. Since management does not believe that ALARIS Medical Systems will meet such tests, it is exploring various alternatives under which those repayment obligations could be satisfied. For example, management has had preliminary discussions with the administrative agent under the Credit Facility and has been informed that certain lenders have expressed interest in lending the allowed $15,000 to ALARIS Medical Systems as part of the Credit Agreement. Management believes that the terms provided in the Amendment for this borrowing should be sufficient to obtain this borrowing. However, since no lender has yet actually agreed to do so, there can be no assurance that ALARIS Medical Systems will be able to borrow the $15,000 it is seeking. In any event, a default by ALARIS Medical on all or any portion of its $16,125 outstanding principal payment obligations under the Convertible Debentures, whether as a result of the Company's failure to obtain the funds necessary to purchase, or repay, all outstanding Convertible Debentures, or otherwise, would likely result in an event of default under, and possible acceleration of the obligations under, the Credit Facility, the Notes and the Senior Discount Notes.

         Maturities of long-term debt during the years subsequent to December 31, 2000 are as follows:

         2001..............................................................    $    19,871
         2002..............................................................         42,211
         2003..............................................................         28,991
         2004..............................................................         34,400
         2005..............................................................         55,455
         Thereafter........................................................        342,917
                                                                               -----------


                                                                               $   523,845
                                                                               ===========


         The Company's ability to fund its operations, to make planned capital expenditures, to make scheduled principal and interest payments and to meet the financial performance covenants in the amended Credit Facility will depend on the Company's future operating performance, which is itself dependent on a number of factors, many of which the Company cannot control, including conditions affecting the Company's foreign operations, prevailing economic conditions, availability of other sources of liquidity, and financial, business, regulatory and other factors affecting the Company's business and operations.

NOTE 6 - INCOME TAXES

         The (benefit from) provision for income taxes comprises the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           2000          1999          1998
                                                                      ----------    ----------    ----------
         CONTINUING OPERATIONS:

         Current:
             Federal...............................................   $      343    $    3,100    $    1,003
             State.................................................           --          931           472
             Foreign...............................................          175         1,205         3,008
                                                                      ----------    ----------    ----------
                Total Current......................................          518         5,236         4,483
                                                                      ----------    ----------    ----------

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 6 - INCOME TAXES (CONTINUED)

         Deferred:
             Federal...............................................       (2,112)       (2,579)       421
             State.................................................         (449)       (1,025)        97
             Foreign...............................................       (1,157)         (632)        99
                                                                      ----------    ----------    -------
Total Deferred  ...................................................       (3,718)       (4,236)       617
                                                                      ----------    ----------    -------

                (Benefit from) provision for income taxes
                for continuing operations..........................   $   (3,200)   $    1,000    $ 5,100
                                                                      ==========    ==========    =======


         DISCONTINUED OPERATIONS:

         Current:
             Federal...............................................   $    4,999    $   (2,766)   $  (531)
             State.................................................        1,060          (589)      (111)
                                                                      ----------    ----------    -------
                Total Current......................................        6,059        (3,355)      (642)
                                                                      ----------    ----------    -------

         Deferred:
             Federal...............................................       (4,707)         (697)      (295)
             State.................................................         (998)         (148)       (63)
                                                                      ----------    ----------    -------
                Total Deferred.....................................       (5,705)         (845)      (358)
                                                                      ----------    ----------    -------

                Provision for (benefit from) income taxes
                for discontinued operations........................   $      354    $   (4,200)   $(1,000)
                                                                      ==========    ==========    =======

         The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (35%) and the effective income tax rate for continuing operations comprise the following:


                                                                                          YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                                  2000           1999          1998
                                                                            -----------------------------------------------
   Taxes computed at statutory rate........................................ $   (5,352)    $   (1,330)   $    2,043
   State income taxes, net of federal benefit..............................       (292)           (61)          370
   Effect of foreign operations............................................        481          1,269         1,391
   Amortization and write-off of non-deductible intangible assets..........      2,016          1,976         1,984
   Federal tax credits.....................................................          -           (625)         (473)
   Acquired in-process research and development............................          -              -             -
   Other, net..............................................................        (53)          (229)         (215)
                                                                            ----------     ----------    ----------
   (Benefit from) provision for income taxes
     for continuing operations............................................. $   (3,200)    $    1,000    $    5,100
                                                                            ==========     ==========    ==========

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 6 - INCOME TAXES (CONTINUED)

         The components of the net deferred tax assets included in the Consolidated Balance Sheet as of December 31, 2000 and 1999 are as follows:


                                                                                                2000          1999
                                                                                           ----------    ----------
Deferred tax assets:
    Net operating loss carryforwards..................................................     $    5,068    $    8,903
    Accrued liabilities and reserves..................................................         36,583        27,213
    Unearned income...................................................................          1,387         1,863
    Credit carryforwards..............................................................          7,796         7,186
    Inventory.........................................................................          5,927         4,116
    Miscellaneous.....................................................................            482           537
                                                                                           ----------    ----------
                                                                                               57,243        49,818
    Valuation allowance...............................................................         (2,029)       (2,029)
                                                                                           ----------    ----------

    Total deferred tax assets.........................................................         55,214        47,789

Deferred tax liabilities:
    Intangible assets.................................................................         32,096        34,246
    Property, plant and equipment.....................................................          1,586         1,665
                                                                                           ----------    ----------
Net deferred tax assets...............................................................     $   21,532    $   11,878
                                                                                           ==========    ==========

         As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $11,679 and $1,650 respectively. Additionally, as of December 31, 2000, the Company had a foreign tax credit carryforward and an alternative minimum tax credit carryforward of approximately $4,190 and $957 respectively, for federal tax purposes and research and development tax credits of approximately $1,814 and $702 for federal and state purposes, respectively. The federal and state net operating loss carryforwards expire from 2001 to 2012. The foreign tax credit expires from 2001 to 2005 and the research and development tax credits expire from 2005 to 2011.

         As a result of certain changes in the Company's stock ownership which occurred during 1996, portions of the above described carryforwards are subject to annual income offset limitations on a prospective basis. Accordingly, approximately $11,679 of the federal net operating loss carryforward, approximately $957 of the federal alternative minimum tax credit carryforward and approximately $1,814 and $702 of the respective federal and state research and development credits are subject to a general annual income offset limitation of approximately $4,000. Additionally, certain built-in gains recognized by the Company will increase the annual utilization rate of the net operating losses. The Company also possesses certain unrealized built-in losses which will be subject to the annual utilization limitation when recognized.

NOTE 7 - STOCK OPTION PLANS

         The Company maintains several stock option plans under which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors and consultants.

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 7 - STOCK OPTION PLANS (CONTINUED)

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

         During 2000, the Company's stockholders approved an amendment to increase the number of options available for grant under the Company's 1996 Stock Option plan from 5,500 options to 9,500 options. Additionally, the 1996 plan was amended to allow for the issuance of up to 2,800 of the total 9,500 options, to certain key employees of the Company. These non-qualified options expire 10 years after grant and vest seven years after their grant date, or earlier, in percentages determined by the Committee, if and when certain target market prices for the Company's common stock, as determined by the Committee, are achieved. The vesting for these specific options granted is the earlier of December 23, 2006 or at the time market value of the Company's common stock reaches $7.00, $9.00 and $11.00 per share, these options will vest at 30%, 60% and 100%, respectively. At December 31, 2000, 2,376 of such options were outstanding.

STOCK OPTION ACTIVITY:

         Activity for 2000, 1999 and 1998 with respect to these plans is as follows:

                                                                                   SHARES             OPTION
                                                                                 UNDERLYING          PRICE PER
                                                                                   OPTIONS             SHARE
Outstanding at December 31, 1997..............................................     3,960        $ 1.81  -  $ 6.93
   Granted....................................................................       468        $ 3.66  -  $ 6.75
   Exercised..................................................................      (119)       $ 1.81  -  $ 3.81
   Canceled...................................................................      (307)       $ 1.81  -  $ 6.93
                                                                                  ------

Outstanding at December 31, 1998..............................................     4,002        $ 1.81  -  $ 6.93
   Granted....................................................................     4,734        $ 1.78  -  $ 4.78
   Exercised..................................................................       (74)       $ 1.81  -  $ 3.69
   Canceled...................................................................      (695)       $ 1.81  -  $ 6.47
                                                                                  ------

Outstanding at December 31, 1999..............................................     7,967        $ 1.78  -  $ 6.75
   Granted....................................................................     1,325        $ 0.41  -  $ 2.81
   Exercised..................................................................        (1)       $ 1.81  -  $ 1.81
   Canceled...................................................................    (1,666)       $ 1.31  -  $ 6.75
                                                                                  ------

Outstanding at December 31, 2000..............................................     7,625        $ 0.41  -  $ 6.75
                                                                                  ======

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 7 - STOCK OPTION PLANS (CONTINUED)

         At December 31, 2000, options for 3,488 shares were exercisable at $0.41-$6.75 under the plans and 2,709 shares were available for future grant. Additionally, as of December 31, 2000, 10,334 shares of common stock were reserved for issuance pursuant to the Company's stock option plans.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans, the Company's reported net loss would be increased to the pro forma amounts indicated below:


                                                                                   DECEMBER 31,
                                                                  ---------------------------------------------
                                                                        2000          1999          1998
                                                                  --------------- ------------  ------------
         Net loss:
             As reported.......................................   $  (11,558)     $  (28,426)   $   (24,439)
             Pro forma.........................................   $  (13,243)     $  (30,532)   $   (26,053)

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998, respectively; dividend yields of 0%, expected volatility of 85%, 164% and 186%, risk free interest rates of 5.2%, 5.2% and 4.6%, and expected lives ranging from 3 to 7 years.

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

         The following table summarizes information about employee stock-based compensation plans outstanding at December 31, 2000:


                              OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 2000


                                                WEIGHTED
                                                 AVERAGE          WEIGHTED                       WEIGHTED
              RANGE OF                          REMAINING          AVERAGE                        AVERAGE
              EXERCISE           NUMBER        CONTRACTUAL        EXERCISE        NUMBER         EXERCISE
               PRICES          OUTSTANDING     LIFE-YEARS          PRICE        EXERCISABLE       PRICE
        ---------------------  -----------  ----------------  --------------    -----------  ----------------
            $0.41 - $1.88          1,420           8.19             $1.52            397            $1.81
            $1.91 - $1.91            227           9.28             $1.91             19            $1.91
            $1.97 - $2.00          1,678           8.98             $2.00              1            $1.97
            $2.00 - $2.81            335           6.99             $2.40            174            $2.55
            $2.81 - $3.00          1,303           6.11             $2.99          1,231            $3.00
            $3.09 - $6.75          2,662           7.48             $3.57          1,666            $3.57
            -------------     ----------       --------          --------    -----------          -------
            $0.41 - $6.75          7,625           7.74             $2.64          3,488            $3.11
            =============     ==========       ========           =======       ========          =======

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 8 - BENEFIT PLANS

PENSION PLANS:

         The Company had a defined benefit pension plan (the "Plan") which covered substantially all of its U.S. employees as of December 31, 1993. On December 1, 1993, the Company's Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 1, 1993. All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits. No contributions to the Plan were required during 2000, 1999 or 1998 due to the prepaid position of the Plan during those years.

         The following table sets forth the change in the benefit obligation and the change in the Plan assets during the years ended December 31, 2000 and 1999 and the Plan's estimated funded status and amounts recognized in the Company's balance sheet as of December 31, 2000 and 1999:


                                                                                                   DECEMBER 31,
                                                                                           ------------------------
                                                                                                2000          1999
                                                                                           ----------    ----------
CHANGE IN BENEFIT OBLIGATION:
    Benefit obligation at beginning of year.............................................  $   10,565     $   12,248
    Service cost........................................................................         308            294
    Interest cost.......................................................................         836            806
    Benefits paid.......................................................................        (253)          (212)
    Actuarial loss......................................................................        (271)        (2,571)
                                                                                          ----------     ----------
    Benefit obligation at end of year...................................................  $   11,185     $   10,565
                                                                                          ==========     ==========

CHANGE IN PLAN ASSETS:
    Fair value of Plan assets at beginning of year......................................  $   19,020     $   18,390
    Actual return on Plan assets........................................................         535            842
    Benefits paid.......................................................................        (253)          (212)
                                                                                          ----------     ----------
    Fair value of Plan assets at end of year............................................  $   19,302     $   19,020
                                                                                          ==========     ==========

    Funded status.......................................................................  $    8,117     $    8,455
    Unrecognized actuarial gain.........................................................      (5,222)        (6,474)
                                                                                          ----------     ----------
    Prepaid benefit cost................................................................  $    2,895     $    1,981
                                                                                          ==========     ==========

         The components of net periodic benefit gain for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                                                            DECEMBER 31,
                                                                            ------------------------------------------
                                                                                2000          1999           1998
                                                                            ------------  ------------   -------------
Service cost  ............................................................  $      308    $      294     $      253
Interest cost ............................................................         836           806            754
Expected return on Plan assets............................................      (1,702)       (1,645)        (1,417)
Recognized actuarial gain.................................................        (357)         (234)          (156)
                                                                            ----------    ----------     ----------
Net periodic benefit gain.................................................  $     (915)   $     (779)    $     (566)
                                                                            ==========    ==========     ==========

Assumptions used in the accounting are as follows:
    Discount rates........................................................    8.00%         8.00%           6.64%
    Rates of increase in compensation levels..............................    NA            NA              NA
    Expected long-term rates of return on assets..........................    9.00%         9.00%           9.00%


                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 9 - LEASES

LEASE RECEIVABLES:

         The Company leases instruments to customers under capital and operating lease contracts with terms ranging generally from 1 to 6 years. Certain capital lease agreements obligate the lessee to purchase a specified annual minimum of disposable sets and payment of liquidating damages if the agreement is terminated by the lessee. Anticipated future minimum amounts due under operating leases and capital lease receivables as of December 31, 2000 are as follows:


                                                                                            OPERATING        CAPITAL
    YEAR ENDING DECEMBER 31:                                                                  LEASES         LEASES
    -------------------------                                                               ---------       --------
    2001................................................................................  $      162     $   14,840
    2002................................................................................         106         12,109
    2003................................................................................          32          9,182
    2004................................................................................           -          7,062
    2005................................................................................           -          4,538
    Thereafter..........................................................................           -          2,975
                                                                                          ----------     ----------
    Total...............................................................................  $      300     $   50,706
                                                                                          ==========     ==========

         The net investment in sales-type leases consists of the following:

                                                                                                    DECEMBER 31,
                                                                                              2000          1999
                                                                                           ----------    ----------
    Minimum lease payments..............................................................  $   50,706     $   49,555
    Unguaranteed residual value of leased equipment.....................................         140            270
    Unearned interest income............................................................     (14,422)       (13,464)
    Allowance for uncollectible lease receivables.......................................      (1,255)        (1,759)
                                                                                          ----------     ----------
    Net investment in sales-type leases.................................................      35,169         34,602
    Current portion.....................................................................      (9,249)       (10,195)
                                                                                          ----------     ----------
    Net investment in sales-type leases, less current portion...........................  $   25,920     $   24,407
                                                                                          ==========     ==========

LEASE COMMITMENTS:

         The Company leases buildings and equipment under non-cancelable operating leases with terms ranging from approximately 2 to 13 years. Scheduled future minimum lease commitments as of December 31, 2000 are as follows:


                                                                                            OPERATING
    YEAR ENDING DECEMBER 31:                                                                  LEASES
    -----------------------                                                                ----------
    2001................................................................................  $    5,713
    2002................................................................................       5,352
    2003................................................................................       4,529
    2004................................................................................       4,493
    2005................................................................................       4,440
    Thereafter..........................................................................       5,932
                                                                                          ----------
                                                                                          $   30,459
                                                                                          ==========

         Rental expense was $6,103, $6,023 and $5,451 during 2000, 1999 and 1998, respectively.

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 10 - RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES

         The following summarizes the significant components of the Company's 2000, 1999 and 1998 restructuring, integration and other non-recurring charges included in the Consolidated Statement of Operations:



                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     2000        1999        1998
                                                                                   ------      ------      -------
RESTRUCTURING
    Severance and related benefits...............................................  $   5,306   $       -   $       -
    Termination of product distribution agreement................................        601           -           -
    Fixed asset write-off........................................................      1,024           -           -
    Closure of foreign sales office..............................................        117           -           -
                                                                                   ---------   ---------   ---------
       Total restructuring charges...............................................      7,048           -           -

INTEGRATION

    Other........................................................................          -          49         139
                                                                                   ---------   ---------   ---------
       Total integration charges.................................................          -          49         139

OTHER NON-RECURRING CHARGES
    Patent license agreement charge..............................................          -       2,838           -
                                                                                   ---------   ---------   ---------

       Total restructuring, integration and other non-recurring charges..........  $   7,048   $   2,887   $     139
                                                                                   =========   =========   =========

         During the second quarter of 2000, the Company announced plans for restructuring activities which are anticipated to save approximately $6,000 per year when fully implemented and involve facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The primary focus of this activity is in the Creedmoor manufacturing operation. This plant is being restructured to include disposables engineering, automated manufacturing of selected products and distribution operations. Manual assembly operations will be relocated to the Company's facilities in Tijuana, Mexico, and certain operations will be outsourced. Additionally, the Basingstoke and San Diego operations are being matched to the mix of requirements resulting from current and future product line rationalization efforts.

         During the year ended December 31, 2000, the Company recorded a charge related to these activities of $7,048 included in restructuring and other non-recurring charges. Of this charge, $5,306 related to employee termination benefits, $601 related to termination of a product distribution agreement (including legal expenses), $117 related to the closure of a foreign sales office and $1,024 related to non-cash charges for fixed asset write-offs. The restructuring plans call for 154 manufacturing employees and 13 sales and administrative employees to be terminated. As of December 31, 2000, approximately $3,700 of employee termination costs have been paid to 150 employees. Additionally, approximately $400 has been paid for termination of a product distribution agreement and related legal costs year-to-date. The remaining restructuring accrual for these activities of $1,836 is comprised of approximately $1,600 for severance and related employee costs and $200 for termination of a product distribution agreement. The remaining restructuring charges are expected to be paid during the first quarter of 2001.

         During 1999 the Company recorded a charge of $2,838 for two patent license agreements related to patent infringement lawsuits (Note 15).

         The Company paid approximately $4,200, $2,900 and $100 during 2000, 1999, and 1998, respectively, for restructuring and integration activities.

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 11 - EARNINGS (LOSS) PER SHARE


                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           2000           1999            1998
                                                                        ----------     ----------      ---------
   Net (loss) income from continuing operations
      available to common stockholder.................................  $  (12,089)    $   (4,799)     $     739

   Net gain (loss) from discontinued operations.......................         531        (23,627)       (25,178)
                                                                        ----------     ----------      ---------

   Net loss available to common stockholder...........................  $  (11,558)    $  (28,426)     $ (24,439)
                                                                        ==========     ==========      =========

BASIC LOSS PER SHARE

   Weighted average common shares outstanding
      during the period...............................................      58,845         58,815         58,710
                                                                        ==========     ==========      =========

   Basic (loss) earnings per share from continuing operations.........        (.21)          (.08)           .01

   Basic earnings (loss) per share from discontinued operations.......         .01           (.40)          (.43)
                                                                        ---------      ----------      ---------

   Basic loss per share...............................................  $     (.20)    $    (0.48)     $   (0.42)
                                                                        =========      ==========      =========

DILUTED EARNINGS (LOSS) PER SHARE

   Weighted average common shares outstanding
      during the period...............................................      58,845         58,815         58,710

   Options outstanding................................................          22            567          1,507
                                                                        ----------     ----------      ---------

   Dilutive potential common shares...................................      58,867         59,382         60,217
                                                                        ==========     ==========      =========

   Diluted (loss) earnings per share from continuing operations.......  $     (.21)    $     (.08)     $     .01
                                                                        ==========     ==========      =========

   Diluted (loss) earnings per share from discontinued operations....   $      .01     $     (.40)     $    (.42)
                                                                        ==========     ==========      =========

   Diluted loss per share.............................................  $     (.20)    $     (.48)     $    (.41)
                                                                        ==========     ==========      =========

         The Company's 7.25% Convertible Debentures were not included in the calculation of diluted earnings per share in 2000, 1999 and 1998 as they are antidilutive. For each of the years presented, the $16,152 of Convertible Debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $703, net of taxes, to net income, due to the reduction in interest expense. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," diluted earnings (loss) per share from discontinued operations and total diluted earnings (loss) per share are calculated using the weighted average shares for continuing operations earnings (loss) per share. As a result of the application of this accounting convention, diluted net loss per share for prior periods may not agree with previously reported net diluted earnings (loss) per share. Loss per share for 1999 for continuing operations, discontinued operations and net loss per share are the same assuming no dilution and dilution as the Company experienced a net loss.

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 12 - PARENT GUARANTOR OF SUBSIDIARY DEBT

         All obligations of ALARIS Medical Systems under the Credit Facility (Note 5) are guaranteed by ALARIS Medical and each existing and subsequently formed or acquired domestic subsidiary of ALARIS Medical. Summarized financial information of ALARIS Medical Systems, the issuer of the Credit Facility, at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                                              DECEMBER 31,
                                                                       2000            1999
                                                                   -----------     -----------
CONDENSED BALANCE SHEET
    Current assets...............................................  $   205,673     $   210,185
    Non-current assets...........................................      358,783         390,541
                                                                   -----------     -----------
                                                                   $   564,456     $   600,726
                                                                   ===========     ===========

    Current liabilities..........................................  $    86,859     $    82,242
    Long-term debt and other non-current liabilities.............      382,541         417,363
                                                                   -----------     -----------
                                                                       469,400         499,605
    Total common stock and other stockholder's equity............       95,056         101,121
                                                                   -----------     -----------
                                                                   $   564,456     $   600,726
                                                                   ===========     ===========


                                                                                     YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                             2000           1999            1998
                                                                         -----------    -----------     -----------
CONDENSED STATEMENT OF OPERATIONS
    Sales...... .......................................................  $   378,948    $   389,927    $    373,795
    Cost of sales......................................................      202,964        199,923         186,077
                                                                         -----------    -----------     -----------

    Gross margin.......................................................      175,984        190,004         187,718

    Total operating expense............................................      138,849        141,472         136,184
    Lease interest income..............................................        5,095          4,425           4,599
                                                                         -----------    -----------     -----------

    Income from continuing operations..................................       42,230         52,957          56,133
    Total other expense................................................       40,370         40,198          41,754
    Provision for income taxes.........................................        3,200          7,600           8,400
                                                                         -----------    -----------     -----------

    Net (loss) income from continuing obligations......................       (1,340)         5,159           5,979
    Gain (loss) from discontinued operations...........................          531        (23,627)        (25,178)
                                                                         -----------    -----------     -----------

    Net loss  .........................................................  $      (809)   $   (18,468)    $   (19,199)
                                                                         ===========    ===========     ===========

NOTE 13 - SEGMENT INFORMATION

         The Company segment performance is based on results of two business segments - North America and International. Due to the sale of the Instromedix division, the prior year's segment information has been conformed to present the Company's two reportable segments from continuing operations - North America and International. (Note 3).

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

         The table below presents information about reported segments for the years ended December 31:


                                                                         NORTH
                                                                        AMERICA       INTERNATIONAL       TOTAL
                                                                      -----------     -------------    -----------
2000
    Sales .........................................................   $   259,864     $   119,084      $   378,948
    Income from operations ........................................        24,956          16,425           41,381
    Adjusted EBITDA................................................        54,138          26,270           80,408

1999
    Sales .........................................................   $   265,672     $   124,255      $   389,927
    Income from operations ........................................        23,436          27,932           51,368
    Adjusted EBITDA................................................        53,250          33,925           87,175

1998
    Sales .........................................................   $   248,661     $   125,134      $   373,795
    Income from operations ........................................        25,162          29,270           54,432
    Adjusted EBITDA................................................        58,499          35,732           94,231

         Reconciliation of total segment adjusted EBITDA to consolidated income from continuing operations before taxes:


                                                                          2000            1999             1998
                                                                      -----------     -----------      -----------
ADJUSTED EBITDA
    Total adjusted EBITDA for reportable segments..................   $    80,408     $    87,175      $    94,231
    Depreciation and amortization..................................       (31,979)        (32,920)         (34,086)
    Net interest...................................................       (56,530)        (53,499)         (47,477)
    Purchased in-process research and development..................             -               -           (5,534)
    Restructuring, integration and other non-recurring charges.....        (7,048)         (2,887)            (179)
    Other reconciling items........................................          (140)         (1,668)          (1,116)
                                                                      -----------     -----------      -----------
       Consolidated (loss) income from continuing operations
         before income taxes.......................................   $   (15,289)    $    (3,799)     $     5,839
                                                                      ===========     ===========      ===========

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 13 - SEGMENT INFORMATION (CONTINUED)

                                                                                           SALES
                                                                      --------------------------------------------
                                                                         2000            1999             1998
                                                                      -----------     -----------      -----------
PRODUCT LINE INFORMATION
    Drug Infusion..................................................   $   326,141     $   332,662      $   315,617
    Patient Monitoring.............................................        31,088          34,455           34,865
    Service........................................................        19,427          20,475           21,156
    Shipping and handling (B)......................................         2,292           2,335            2,157
                                                                      -----------     -----------      -----------
                                                                      $   378,948     $   389,927      $   373,795
                                                                      ===========     ===========      ===========


                                                           SALES                           LONG-LIVED ASSETS
                                       ------------------------------------------     ----------------------------
                                           2000           1999            1998            2000            1999
                                       -----------    -----------     -----------     -----------      -----------
GEOGRAPHICAL INFORMATION
    United States..................... $   246,289    $   251,333     $   236,438     $   345,504      $   374,677
    International (A).................     132,659        138,594         137,357          18,688           21,810
                                       -----------    -----------     -----------     -----------      -----------
                                       $   378,948    $   389,927     $   373,795     $   364,192      $   396,487
                                       ===========    ===========     ===========     ===========      ===========

(A) Includes Canadian sales which are included in the North America unit for segment reporting purposes.
(B) Beginning fourth quarter of 2000, shipping and handling charges are required to be included in Sales (Note 1). Prior period information has been reclassified to conform to the change in reporting requirements for 2000. Segment information for 2000, 1999 and 1998, each include shipping and handling revenue for the respective 12-month period.

NOTE 14 - CASH FLOW INFORMATION

         Federal, state and foreign income taxes paid during 2000, 1999 and 1998 totaled $8,335, $4,852 and $4,550 respectively. Interest paid during 2000, 1999 and 1998 totaled $40,901, $39,365 and $38,044, respectively.

         Capital lease obligations of $461 were incurred in 1999 when the Company entered into various capital leases for new computer equipment.

NOTE 15- CONTINGENCIES AND LITIGATION

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


NOTE 15- CONTINGENCIES AND LITIGATION (CONTINUED)

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

         Between 1997 and 1999, the Company on nine occasions initiated product recalls or issued safety alerts which FDA still considers active regarding its products regulated by the FDA. In each case this was done because the products were found not to meet the Company's specifications. The Company has submitted to the FDA a request for closure related to all nine of the recalls but has not received notice of closure from the FDA. Notice of closure of two additional recalls was received from the FDA during 2000.

         The Company has four active field corrections related to its products manufactured and sold outside the United States. In the second quarter of 1999, the Company initiated three voluntary recalls of certain versions of its P series syringe pumps, which are manufactured in the United Kingdom and sold outside the United States, primarily in Europe. These voluntary recalls relate to software and hardware upgrades of the P series syringe pumps. In the first quarter of 2000, the Company stopped shipment of a large volume pump recently introduced in the international markets for redesign of its air-in-line sensing capability. The Company plans to introduce the redesigned product into international markets and provide a field correction for existing units.

         None of the recalls or field corrections materially interfered with the Company's operations and all such affected product lines continued or will continue to be marketed by the Company.

         The costs incurred related to the Company's recall activities have historically been significant. These costs include labor and materials, as well as travel and lodging for repair technicians. Estimates of the costs to complete the recalls and safety alerts are often quite difficult to determine due to uncertainty surrounding how many effected units are still in service and how many units customers will fix without Company assistance. Due to these difficulties in estimating costs, it is possible that the actual costs to complete each individual recall or safety alert could differ significantly from management's current estimates to complete such recalls or safety alerts. Although, there can be no assurances, the Company believes it has adequate reserves to cover the remaining estimated aggregate costs related to these active recalls.

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 15- CONTINGENCIES AND LITIGATION (CONTINUED)

LITIGATION

         On December 5, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California, seeking unspecified damages and equitable relief from Filtertek Inc. ("Filtertek") alleging, among other things, that Filtertek's needle-free system (the "Filtertek System") infringes a patent relating to needle free technology (the "Medex Patent") licensed by Medex, Inc. ("Medex") to the Company on an exclusive basis and seeking, as well, a declaration that the Company's needle-free system (the "System") does not infringe a certain Filtertek patent (the "Filtertek Patent") relating to the Filtertek System or, if it does, that the Filtertek Patent is invalid.

         On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois, Western Division, seeking unspecified damages and equitable relief from the Company and Medex, alleging that the System violates the Filtertek Patent, and seeking, as well, a declaration, against Medex only, that the Filtertek System does not infringe the Medex Patent.

         The Company believes that it has meritorious defenses to all Filtertek claims and intends to defend itself vigorously. However, there can be no assurance that such defenses will successfully defeat all of such claims. The failure to do so could have a material adverse effect on the Company's operations, financial condition and cash flows.

         The Company was a defendant in a lawsuit filed in April, 1998, by Becton, Dickinson and Company ("Becton") against ALARIS Medical Systems, Inc., which alleged infringement of a patent licensed to Becton relating to the sale of the Company's SmartSite needleless system. In addition, the Company filed a lawsuit in December 1998 against Becton. The lawsuit alleged infringement of two patents, one owned by the Company and one licensed to the Company, relating to Becton's Atrium needle free valve. On October 13, 1999 the Company and Becton entered into a settlement agreement. In connection with this agreement, the Company paid a total of $6,700 during the fourth quarter of 1999. The Company will not be required to pay any future royalties on patents covered by the agreement.

         The Company was a defendant in a lawsuit filed in June 1996 by Sherwood Medical Company ("Sherwood"), a unit of Tyco Healthcare Group ("Tyco"), against IVAC alleged infringement of two patents relating to disposable probe covers for use with the Company's infrared tympanic thermometer. On August 31, 1999 the Company and Tyco entered into a settlement agreement. In connection with this agreement, the Company made a one-time payment of $3,950 during the third quarter of 1999. ALARIS Medical Systems will not be required to pay any future royalties on patents covered by the agreement.

         The two agreements resulted in a charge in 1999 of $2,838 included in restructuring, integration and other non-recurring costs with the remainder of the license payments capitalized as acquired technology.

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 15- CONTINGENCIES AND LITIGATION (CONTINUED)

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

                         ALARIS MEDICAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 15- CONTINGENCIES AND LITIGATION (CONTINUED)

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

NOTE 16 - SUMMARIZED QUARTERLY DATA (UNAUDITED)

         The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2000 and 1999 is as follows:


                                                          1ST Quarter    2ND Quarter    3RD Quarter     4TH Quarter
                                                          -----------    -----------    -----------     -----------
2000
    Sales ............................................    $  88,568      $   95,012     $   93,214      $  102,154
    Gross margin .....................................       41,950          43,596         42,125          48,313
    Income from operations............................        8,375          11,716          5,874          15,416
    Net (loss) income from continuing operations......       (4,801)           (584)        (7,525)            821
    Loss from discontinued operations (net of tax)....         (394)           (388)          (526)              -
    Gain on disposal of discontinued operation
       (net of tax)...................................            -               -          1,839               -
    Net (loss) income.................................       (5,195)           (972)        (6,212)            821
    (Loss) income per common share from
       continuing operations (1)......................    $    (.08)     $     (.01)    $     (.13)     $     .01
                                                          =========      ==========     ==========      =========

    Discontinued operations...........................    $    (.01)     $     (.01)    $      .02      $       -
                                                          =========      ==========     ==========      ==========

    (Loss) income per common share (1)................    $    (.09)     $     (.02)    $     (.11)     $     .01
                                                          =========      ==========     ==========      =========

1999
    Sales ............................................    $  89,835      $   96,546     $   91,909      $  111,637
    Gross margin .....................................       46,408          44,050         48,027          51,519
    Income from continuing operations.................       12,456           9,667         12,349          16,896
    Net income (loss) from continuing operations......        1,192          (5,641)        (1,108)            758
    Loss from discontinued operations (net of tax)....       (1,917)         (1,781)        (1,298)        (18,631)
    Net loss .........................................         (725)         (7,422)        (2,406)        (17,873)
    Income (loss) per common share from
       Continuing operations (1)......................    $     .02      $     (.10)    $     (.02)     $     .01
                                                          =========      ==========     ==========      =========

    Discontinued operations...........................    $    (.03)     $     (.03)    $     (.02)     $    (.31)
                                                          =========      ==========     ==========      =========

    Loss per common share (1).........................    $    (.01)     $     (.13)    $     (.04)     $    (.30)
                                                          =========      ==========     ==========      =========

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



                             ALARIS MEDICAL, INC.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------
                           (DOLLARS IN THOUSANDS)




                                                              ADDITIONS      ADDITIONS
                                                 BALANCE AT   CHARGED TO      CHARGED                     BALANCE AT
                                                 BEGINNING     COSTS AND      TO OTHER                      END OF
                                                  OF  PERIOD   EXPENSES     ACCOUNTS(1)   DEDUCTIONS(2)     PERIOD
                                                 -----------  ----------    ------------  --------------  -----------
Deducted from receivables
Allowance for doubtful accounts:
    Year ended December 31, 2000.............    $ 3,119      $    450       $              $ (1,238)     $  2,331
    Year ended December 31, 1999.............      2,946           264             -             (91)        3,119
    Year ended December 31, 1998.............      3,259           (75)           245           (483)        2,946

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

                               ALARIS MEDICAL, INC.
      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC.
                              CONDENSED BALANCE SHEET
-------------------------------------------------------------------------------
                              (DOLLARS IN THOUSANDS)


                                               ASSETS
                                                                                                   DECEMBER 31,
                                                                                               2000            1999
                                                                                           ----------      ----------
Current assets:
    Cash.................................................................................  $       12      $       20
    Receivables, prepaid expenses and other current assets...............................         132              98
                                                                                           ----------      ----------

    Total current assets.................................................................         144             118

Investments in and net advances from subsidiaries........................................     100,282         101,121
Other investments, at cost...............................................................          26              26
Intangible assets, net...................................................................       1,474           1,534
Other non-current assets.................................................................      22,784          21,957
                                                                                           ----------      ----------

                                                                                           $  124,710      $  124,756
                                                                                           ==========      ==========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.....................................................................  $       25      $       22
    Accrued expenses and other current liabilities.......................................       1,350           1,281
                                                                                           ----------      ----------

    Total current liabilities............................................................       1,375           1,303
                                                                                           ----------      ----------

Long-term debt...........................................................................     159,069         144,404
                                                                                           ----------      ----------

Contingent liabilities and commitments  (Note 5)

Stockholders' equity:
    Common stock.........................................................................         593             593
    Capital in excess of par value.......................................................     148,992         148,991
    Accumulated deficit..................................................................    (175,753)       (164,195)
    Treasury stock.......................................................................      (2,027)         (2,027)
    Accumulated other comprehensive loss.................................................      (7,539)         (4,313)
                                                                                           ----------      ----------

                                                                                              (35,734)        (20,951)
                                                                                           ----------      ----------

                                                                                           $  124,710      $  124,756
                                                                                           ==========      ==========

                              ALARIS MEDICAL, INC.
     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC.
                        CONDENSED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
                              (DOLLARS IN THOUSANDS)



                                                                                     YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                              2000            1999            1998
                                                                          -----------     -----------     -----------
  General and administrative expense....................................  $      (848)    $    (1,589)    $    (1,702)
  Interest income.......................................................            3               4               6
  Interest expense......................................................      (16,304)        (14,973)         (6,844)
  Equity in loss of unconsolidated subsidiaries.........................         (809)        (18,468)        (19,199)
                                                                          -----------     -----------     -----------

  Loss before income taxes..............................................      (17,958)        (35,026)        (27,739)
  Income tax benefit....................................................        6,400           6,600           3,300
                                                                          -----------     -----------     -----------

  Net loss..............................................................      (11,558)        (28,426)        (24,439)
  Accumulated deficit at beginning of year..............................     (164,195)       (135,769)       (111,330)
                                                                          -----------     -----------     -----------

  Accumulated deficit at end of year....................................  $  (175,753)    $  (164,195)      $(135,769)
                                                                          ===========     ===========        ========

                              ALARIS MEDICAL, INC.
     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF ALARIS MEDICAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)



                                                                                         YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                 2000          1999          1998
                                                                              ----------    ----------    -----------
  Net cash used in operating activities.....................................  $   (2,039)   $   (2,647)   $   (25,958)
                                                                              -----------   ----------    -----------

  Cash flows from investing activities:
      Dividends from ALARIS Medical Systems.................................       2,030         2,437          2,216
      Capital contribution to ALARIS Medical Systems........................           -             -        (81,671)
                                                                              ----------    ----------    -----------

  Net cash provided by (used in) investing activities.......................       2,030         2,437        (79,455)
                                                                              ----------    ----------    -----------

  Cash flows from financing activities:
      Proceeds from issuance of long-term debt..............................           -             -        109,892
      Proceeds from exercise of stock options...............................           1           198            275
      Debt issuance costs...................................................           -             -         (4,788)
                                                                              ----------    ----------    -----------

  Net cash provided by financing activities.................................           1           198        105,379
                                                                              ----------    ----------    -----------

  Net decrease in cash......................................................          (8)          (12)           (34)
  Cash at beginning of year.................................................          20            32             66
                                                                              ----------    ----------    -----------

  Cash at end of year.......................................................  $       12    $       20    $        32
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

NOTE 2--INVESTMENTS IN AND NET ADVANCES FROM SUBSIDIARIES:

         ALARIS Medical accounts for its investments in subsidiaries using the equity method. Under the equity method, investments are carried at cost, adjusted for ALARIS Medical's proportionate share of their undistributed earnings or losses. At December 31, 2000 and 1999, investments in and net advances from subsidiaries is comprised of ALARIS Medical Systems common ownership interest and advances of $100,282 and $101,121 respectively.

NOTE 3--LONG-TERM DEBT:

         The terms and maturities of ALARIS Medical's long-term debt are described in Note 5 to the Consolidated Financial Statements.

NOTE 4--CASH FLOW INFORMATION:

         During 2000 and 1999, ALARIS Medical Systems made dividend payments of $2,030 and $2,437, respectively, to ALARIS Medical.

NOTE 5--CONTINGENCIES AND LITIGATION:

         Contingencies and litigation are described in Note 15 to the Consolidated Financial Statements.

                                  EXHIBIT INDEX


  EXHIBIT NO.                                               DESCRIPTION OF EXHIBIT
   10.22           -- Amendment No. 8 and Consent to the Bank Credit  Agreement dated as of April 13, 2001,  among ALARIS
                      Medical,  Inc.,  ALARIS  Medical  Systems,  Inc.,  the financial  institutions  party to the Credit
                      Agreement, Bankers Trust Company and Banque Paribas.
     21               List of Subsidiaries of ALARIS Medical, Inc.
     23               Consent of PricewaterhouseCoopers LLP.
