Form 10-Q
period 2001-09-30
ALARIS MEDICAL INC
filed 2001-11-14
CIK 817161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001 or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 33-26398

ALARIS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other urisdiction of incorporation or organization)	13-3492624 (I.R.S. Employer Identification No.)

10221 Wateridge Circle, San Diego, CA 92121
(Address of principal executive offices) (Zip Code)

(858) 458-7000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

On November 1, 2001, 58,848,286 shares of Registrant's Common Stock were outstanding, excluding shares held in Treasury.

ALARIS MEDICAL, INC.

Form 10—Q

Part 1—Item 1
Financial Information

ALARIS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollar and share amounts in thousands, except per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash	$52,760	$30,630
Receivables, net	72,201	79,790
Inventories	70,580	62,324
Prepaid expenses and other current assets	33,864	33,049

Total current assets	229,405	205,793

Net investment in sales-type leases, less current portion	25,818	25,920
Property, plant and equipment, net	55,230	59,988
Other non-current assets	27,531	28,481
Intangible assets, net	241,087	249,803

	$579,071	$569,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$45,478	$19,871
Accounts payable	24,552	22,077
Accrued expenses and other current liabilities	58,105	46,262

Total current liabilities	128,135	88,210

Long-term debt	477,236	503,974
Other non-current liabilities	19,936	13,535

Total non-current liabilities	497,172	517,509

Contingent liabilities and commitments (Note 9)
Stockholders' equity:
Non-redeemable preferred stock, authorized 9,000 shares; issued and outstanding: none
Common stock, authorized 75,000 shares at $.01 par value; issued 59,297 and 59,296 shares at September 30, 2001 and December 31, 2000, respectively	593	593
Capital in excess of par value	148,992	148,992
Accumulated deficit	(183,805)	(175,753)
Treasury stock	(2,027)	(2,027)
Accumulated other comprehensive loss	(9,989)	(7,539)

Total stockholders' equity	(46,236)	(35,734)

	$579,071	$569,985

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(Dollar and share amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Sales	$103,624	$93,214	$300,983	$276,795
Cost of sales	53,776	51,089	154,756	149,125

Gross margin	49,848	42,125	146,227	127,670

Selling and marketing expenses	19,301	17,254	57,679	54,036
General and administrative expenses	11,944	9,320	36,836	28,921
Research and development expenses	6,480	4,911	20,108	15,899
Restructuring and other non-recurring charges	—	6,067	6,899	6,602

Total operating expenses	37,725	37,552	121,522	105,458

Lease interest income	1,252	1,300	3,905	3,753

Income from operations	13,375	5,873	28,610	25,965

Other income (expenses):
Interest income	454	345	1,674	834
Interest expense	(15,693)	(15,057)	(44,981)	(43,648)
Other, net	56	(1,503)	(1,084)	(361)

Total other expense	(15,183)	(16,215)	(44,391)	(43,175)

Loss before income taxes	(1,808)	(10,342)	(15,781)	(17,210)
Benefit from income taxes	(592)	(2,818)	(3,992)	(4,300)

Loss from continuing operations	(1,216)	(7,524)	(11,789)	(12,910)

Discontinued operations:
Loss from operations of discontinued business (net of applicable income tax benefit of $351 and $872, respectively)	—	(526)	—	(1,308)
Gain on disposal of business (net of applicable income tax expense of $1,226, $2,492 and $1,226, respectively)	—	1,839	3,737	1,839

Total income from discontinued operations	—	1,313	3,737	531

Net loss	$(1,216)	$(6,211)	$(8,052)	$(12,379)

Loss per common share from continuing operations	$(.02)	$(.13)	$(.20)	$(.22)

Discontinued operations	$—	$.02	$.06	$.01

Net loss per common share	$(.02)	$(.11)	$(.14)	$(.21)

Weighted average common shares outstanding assuming no dilution	58,845	58,845	58,845	58,845

Weighted average common shares outstanding assuming dilution	58,845	58,845	58,845	58,845

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2001	2000
Net cash provided by operating activities	$40,535	$25,698

Cash flows from investing activities:
Net capital expenditures	(9,597)	(11,753)
Payments for product licenses and distribution rights	(625)	(1,940)
Patents, trademarks and other	(478)	(718)
Net proceeds from sale of discontinued business	8,069	24,202

Net cash (used in) provided by investing activities	(2,631)	9,791

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(14,930)	(28,489)
Proceeds from exercise of stock options	—	1
Deferred financing costs	(658)	(650)

Net cash used in financing activities	(15,588)	(29,138)

Effect of exchange rate changes on cash	(186)	(104)

Net increase in cash	22,130	6,247
Cash at beginning of period	30,630	23,559

Cash at end of period	$52,760	$29,806

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (Unaudited)

(Dollar and share amounts in thousands)

	Common Stock				Treasury Stock
							Accumulated Other Comprehensive Loss
			Capital in Excess of Par Value	Accumulated Deficit					Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
Balance at December 31, 2000	59,296	$593	$148,992	$(175,753)	453	$(2,027)	$(7,539)	$(35,734)
Exercise of stock options	1
Comprehensive loss:
Net loss for the period				(8,052)				(8,052)	$(8,052)
Equity adjustment from foreign currency translation							(1,220)	(1,220)	(1,220)
Cumulative effect of adopting FAS 133							(959)	(959)	(959)
Effects of cash flow hedges included in other comprehensive income (net of tax)							(271)	(271)	(271)

Comprehensive loss									$(10,502)

Balance at September 30, 2001	59,297	$593	$148,992	$(183,805)	453	$(2,027)	$(9,989)	$(46,236)

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

In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000.

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

Shipping and handling fees and costs:

The Company records costs for shipping and handling revenue in selling and marketing expense. Shipping and handling costs for customer sales for the three and nine months ended September 30, 2001 were $2,110 and $6,564, respectively. Shipping and handling costs for customer sales for prior year comparative periods are not available.

Recent Pronouncements:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt FAS 142 effective January 1, 2002 with respect to goodwill and intangible assets acquired prior to June 30, 2001. Under FAS 142, the Company's goodwill amortization expense, which is currently approximately $6,000 per year, with no related tax benefit, will cease. The Company is currently evaluating other potential effects that adoption of the provisions of FAS 142 may have on its results of operations and financial position. The Company intends to comply with provisions of FAS 142, which require it to: (i) complete a reassessment of the useful lives of existing intangible assets by the end of the first quarter of 2002; (ii) complete the first step of transitional goodwill impairment testing (which identifies potential impairment) by the end of the second quarter of 2002; and (iii) complete the second step of goodwill impairment testing, if necessary, (which measures impairment loss) by the end of fiscal 2002.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of-interest method of accounting. Intangible assets that do not meet certain defined criteria in FAS 141 for recognition apart from goodwill shall be reclassified as goodwill as of the date FAS 142 is initially applied in its entirety. Under FAS 141, the Company will reclassify to goodwill its existing $4,800 intangible asset related to acquired workforce. Current annual amortization of acquired workforce, net of tax effect, of approximately $300 will cease. The Company is currently evaluating other potential effects implementation of FAS 141 may have on its results of operations and financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairmaent or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144, effective for fiscal years beginning after December 15, 2001, establishes a single accounting model for accounting and reporting on the impairment or disposal of long-lived assets. The Company will adopt FAS 144 at the beginning of 2002 and is in the process of determining the impact of the adoption on the Company's financial position, results of operations or disclosures.

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

Foreign Currency

The Company has significant non-U.S. operations and, as a result, movements in exchange rates pose a risk to the Company's operations and cash flows. For the nine months ended September 30, 2001 and 2000, approximately 34.5% and 33.8% of the Company's revenues and 26.7% and 32.3%, respectively, of the Company's operating expenses were denominated in currencies other than the U.S. dollar.

The Company began a currency risk-management strategy in the first quarter of 2001 that uses derivative instruments to reduce fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Under the program, the Company utilizes currency options and forward contracts to reduce exchange rate fluctuations. Per the provisions of FAS 133, the options have been designated as highly effective foreign currency cash flow hedges. The Company incurs option premium cost (i.e., the cost to purchase such options) in connection with its foreign currency hedging activities. The option premium cost represents the entire risk associated with these derivatives. Option premium costs are recognized in other expense at the time the designated hedged transaction is realized. At September 30, 2001, $49 ($29 after tax) was included in OCI, representing the market value of the unrealized hedged transactions, net of the related option premium cost. Forward contracts mature monthly and are recorded in the income statement.

Interest Rate

The Company uses interest-rate swaps to convert a portion of its variable-rate debt to fixed rates. During the second quarter of 2000, the Company entered into an interest rate protection agreement with a notional amount of $100,000 to fix the interest rate charged on a portion of its bank credit facility term borrowings. The swap expires in February of 2002. Amounts currently due to or from the swap are recorded in interest expense in the period in which they accrue. The swap effectively changed the Company's interest rate exposure on a portion of its floating rate term debt, resulting in a weighted average interest rate as of September 30, 2001 of approximately 13.83%. Per the provisions of FAS 133, the swap has been designated as a highly effective cash flow hedge. Due to decreases in interest rates, at September 30, 2001 the fair value of the swap has decreased to a negative $2,099 ($1,259 net of tax), which is included in OCI and other current liabilities. Subsequent to September 30, 2001 the Company terminated the swap, concurrent with the termination of the bank credit facility. (Note 10—Subsequent Events.)

NOTE 3—SALE OF INSTROMEDIX

On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division to Card Guard Technologies, Inc. ("Buyer") for $30,000 in cash ("the Sale").

The Asset Purchase Agreement and the other agreements executed in connection with the sale provide that the Company would assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California. Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow. The Company received such escrowed amount, after certain offsets, upon completion of its obligations under the agreements in the first quarter of 2001 and recognized the gain associated with the sale. Additionally, during the second quarter of 2001, the Company received a $4,513 refund of Federal tax payments made in 2000 related to the sale of Instromedix. The total after-tax gain recorded related to the Sale was $5,576, with $3,737, or $.06 per share, recorded during the quarter ended March 31, 2001 and $1,839 recorded in 2000. For the three and nine months ended September 30, 2000, Instromedix sales included in discontinued operations were $2,055 and $8,672, respectively.

NOTE 4—INVENTORIES

Inventories comprise the following:

	September 30, 2001	December 31, 2000
Raw materials	$39,167	$28,078
Work-in-process	4,389	6,985
Finished goods	27,024	27,261

	$70,580	$62,324

NOTE 5—LOSS PER SHARE

Net loss per common share assuming no dilution and assuming dilution are the same for the three and nine months ended September 30, 2001 and September 30, 2000, as the Company experienced a net loss from continuing operations. Options outstanding at September 30, 2001 and September 30, 2000 were excluded due to their antidilutive nature. Had such options been included, the weighted average shares would have increased by 4 and 387 for the three and nine months ended September 30, 2001 and increased by 7 and 20 for the three and nine months ended September 30, 2000.

The Company's Convertible Debentures were not included in the calculation of diluted earnings per share in the three and nine months ended September 30, 2001 and 2000, as they are antidilutive. For both the three and nine months ended September 30, 2001 and 2000, the $16,152 of Convertible Debentures, if converted at an exercise price of $18.14 per share, would result in an increase of 890 common shares and an increase of $176 and $528, net of taxes, to net income due to the reduction in interest expense.

NOTE 6—SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the consolidated financial statements. Segment data does not include intersegment revenues, or charges allocating corporate headquarters costs to each of its operating segments. The Company evaluates the performance of its segments based on operating income and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). Adjusted EBITDA represents income from operations before restructuring, other non-recurring charges, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

The table below presents information about reported segments for the:

Three months ended September 30,

	North America	International	Total
2001
Sales	$74,475	$29,149	$103,624
Operating income	7,994	5,381	13,375
Adjusted EBITDA	14,146	7,118	21,264
2000
Sales (A)	$64,712	$28,502	$93,214
Operating income	4,325	1,548	5,873
Adjusted EBITDA	14,786	5,512	20,298

Reconciliation of total segment adjusted EBITDA to consolidated loss from continuing operations before taxes:

	2001	2000
Adjusted EBITDA
Total adjusted EBITDA	$21,264	$20,298
Depreciation and amortization	(7,889)	(8,358)
Interest, net	(15,239)	(14,712)
Restructuring and other non-recurring charges	—	(6,067)
Other reconciling items	56	(1,503)

Consolidated loss from continuing operations before income taxes	$(1,808)	$(10,342)

Nine months ended September 30,

	North America	International	Total
2001
Sales	$207,462	$93,521	$300,983
Operating income	10,514	18,096	28,610
Adjusted EBITDA	35,698	23,358	59,056
2000
Sales (A)	$189,623	$87,172	$276,795
Operating income	15,536	10,429	25,965
Adjusted EBITDA	38,573	18,380	56,953

Reconciliation of total segment adjusted EBITDA to consolidated loss from continuing operations before taxes:

	2001	2000
Adjusted EBITDA
Total adjusted EBITDA	$59,056	$56,953
Depreciation and amortization	(23,547)	(24,386)
Interest, net	(43,307)	(42,814)
Restructuring and other non-recurring charges	(6,899)	(6,602)
Other reconciling items	(1,084)	(361)

Consolidated loss from continuing operations before income taxes	$(15,781)	$(17,210)

  (A)
  Beginning fourth quarter of 2000, shipping and handling revenues are required to be included in sales. Prior year period information has been reclassified to conform to the change in reporting requirements.

NOTE 7 - CASH FLOW INFORMATION

For the nine months ended September 30, 2001, Federal, state and foreign income taxes paid, net of tax refunds, resulted in a cash inflow of $1,770. Federal, state and foreign income taxes paid for the nine months ended September 30, 2000 totaled $2,091. Interest paid during the nine months ended September 30, 2001 and 2000 totaled $22,507 and $26,492, respectively.

NOTE 8 - RESTRUCTURING AND OTHER NON-RECURRING CHARGES

During the first quarter of 2001, the Company recorded a charge of $3,379 for restructuring activities. This restructuring is related to efforts aimed at process improvement and streamlining of operations in the North American business and resulted in the elimination of 70 positions. The restructuring charges are composed of severance and related benefits of $2,879 and consulting fees of $500. As of September 30, 2001, approximately $2,587 of employee termination costs have been paid to 68 employees, and $500 has been paid for consulting fees. The remaining accrual of $292 for employee termination costs is expected to be paid during the remainder of 2001.

The Company made cash payments of $1,144 during the nine months ended September 30, 2001 for restructuring activities initiated in 2000. These payments are related to restructuring activities in the manufacturing facilities in Creedmoor, N.C., Basingstoke, England and San Diego. The Company's payments made during 2001 for these restructuring activities comprise $1,008 for severance and related benefits and $136 for termination of a product distribution agreement. The remainder of the restructuring charges is expected to be paid in 2001. At September 30, 2001, $691 was accrued for such restructuring costs.

The Company recorded non-recurring charges of $3,520 in the nine months ended September 30, 2001 related to obtaining an amendment to ALARIS Medical Systems' bank credit agreement. The charges relate to legal, advisory and other consultant expenses incurred by the Company and its lenders, which the Company is required to pay.

NOTE 9—CONTINGENCIES AND LITIGATION

Government Regulation

In October 1999, the Company received a warning letter from The United States Food and Drug Administration (the "FDA") related to earlier inspections of the San Diego, California based manufacturing facility. The letter stated that the Company submit to the FDA quarterly certifications of our regulatory compliance including certification of such compliance by outside regulatory consultants employed by the Company. On April 29, 2000, the Company's president and chief executive officer, David L. Schlotterbeck, certified to the FDA that, to the best of his knowledge, the Company had initiated or completed all corrections called for in the report issued by the independent consultant. On July 10, 2000, the Company received correspondence from the FDA indicating that the certification adequately addressed the FDA's concerns. In this connection, in August 2000, the FDA completed an inspection of the Company's San Diego-based manufacturing facility. In April 2001, the FDA completed another inspection of the Company's San Diego based manufacturing facility. In this connection, the Company received an Establishment Inspection Report ("EIR") from the FDA, which is evidence that the FDA's inspection is closed. On April 27, 2001, Mr. Schlotterbeck again certified to the FDA that, to the best of his knowledge, the Company has initiated or completed all corrections called for in the report issued by the independent consultant. Management believes the Company is now in substantial compliance with FDA's requirements, however, the Company will continue to provide FDA with any requested certifications of its compliance.

Litigation

On December 5, 2000, the Company filed a lawsuit in the United States District Court for the Southern District of California, seeking unspecified damages and equitable relief from Filtertek, Inc. alleging, among other things, that Filtertek's needle-free system infringes a patent relating to needle-free technology licensed by Medex Inc. to the Company on an exclusive basis and seeking, as well, a declaration that the Company's needle-free system does not infringe a certain Filtertek patent relating to Filtertek's needle-free system or that, if it does, Filtertek's patent is invalid.

On March 9, 2001, Filtertek filed a lawsuit in the United States District Court for the Northern District of Illinois, seeking unspecified damages and equitable relief from the Company and Medex, alleging that the Company's needle-free system violates Filtertek's patent and seeking, as well, a declaration against Medex only, that Filtertek's needle-free system does not infringe the Medex patent.

On April 11, 2001 the Company moved to dismiss or transfer the Illinois action. The court has not yet ruled on this motion but has ruled that discovery should proceed. Discovery is presently scheduled to be concluded by February 1, 2002 and has been initiated by both the Company and Filtertek.

In San Diego, on April 9, 2001 Filtertek moved to dismiss or transfer on the basis that all issues will be decided in Illinois which, it contends is the more appropriate venue. The Company has agreed to dismissal with respect to the Medex patent. The Company has opposed the motion with respect to the Company's contentions that the Filtertek patent is invalid and/or not infringed. This motion has also not been acted upon by the court but there is no ongoing discovery in this case.

The Company believes that it has meritorious defenses to all of Filtertek claims and intends to defend itself vigorously. However, there can be no assurance that such defenses will defeat all of Filtertek's claims and the failure to do so could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

NOTE 10—SUBSEQUENT EVENT

On October 16, 2001, ALARIS Medical Systems completed a private offering of $170,000 of senior secured notes. The notes bear interest at 11 5/8%, payable semi-annually beginning June 1, 2002 with all principal due at maturity on December 1, 2006. Proceeds from the offering were $164,900, net of investment banking fees. These proceeds, along with existing cash of approximately $10,000, were used to repay all amounts outstanding under the ALARIS Medical Systems' bank credit facility (approximately $157,400 including principal, accrued interest and cost to terminate an interest rate swap agreement) and to repurchase $20,000 aggregate principal amount of the ALARIS Medical

Systems 9 3/4% senior subordinated notes at a discount to par. The principal amount outstanding under the bank credit facility was $151,537 at September 30, 2001.

The indentures governing the 11 5/8% senior secured notes and the 9 3/4% senior subordinated notes allow ALARIS Medical Systems to use up to $15,000 of its cash to purchase the ALARIS Medical 7 1/4% convertible debentures due January 15, 2002 ("Convertible Debentures") through a wholly-owned unrestricted subsidiary. The total outstanding principal of the Convertible Debentures is $16,152. The Company has in place a plan to obtain equity proceeds in an amount equal to the excess of the principal amount of outstanding Convertible Debentures over $15,000 if it cannot purchase the Convertible Debentures at enough of a discount to par to obtain all of the Convertible Debentures for $15,000. Under this plan, certain executives of the Company have agreed to exercise stock options which ALARIS Medical has agreed to grant to them which exercise would provide proceeds equal to this excess amount.

Part I—Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

General

ALARIS Medical is a holding company for ALARIS Medical Systems, Inc. ("ALARIS Medical Systems"). As a holding company, ALARIS Medical currently has no revenues to fund its operating and interest expense and relies on its existing cash, cash generated from operations of ALARIS Medical Systems and external borrowings to meet its obligations. ALARIS Medical and its subsidiaries are collectively referred to as the "Company." Capitalized terms used but not defined herein have the meaning ascribed to them in the Notes to the Condensed Consolidated Financial Statements.

The Company is a leading developer, manufacturer and provider of infusion systems and related technologies in the United States and internationally. The Company's intravenous infusion systems are used to deliver to patients one or more fluids, primarily pharmaceuticals or nutritionals, and consist of medication safety systems (formerly referred to as patient care systems), single and multi-channel large volume infusion pumps, syringe pumps and dedicated and non-dedicated disposable administration sets. The Company has the largest installed base of large volume pump delivery lines in the United States hospital market, representing approximately 31% of such installed lines. The Company believes that it has the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in Belgium, France, Italy, The Netherlands, Norway, Spain, Sweden, the United Kingdom, Australia, Canada, New Zealand and South Africa. In addition, the Company is a leading provider of patient monitoring products that measure and monitor temperature, with a substantial installed base of hospital thermometry systems in the United States. The Company also provides products which measure and monitor pulse, pulse oximetry and blood pressure. The Company sells its products primarily to the hospital market through a worldwide direct sales force of over 200 salespersons and more than 100 distributors to over 5,000 hospitals in more than 120 countries worldwide.

Sales by the Company's International business unit represented 28.1% and 31.1% of the Company's total sales for the three and nine months ended September 30, 2001. For the nine months ended September 30, 2001, the Company had sales of $301.0 million and Adjusted EBITDA of $59.1 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.9	54.8	51.4	53.9

Gross margin	48.1	45.2	48.6	46.1
Selling and marketing expenses	18.6	18.5	19.2	19.5
General and administrative expenses	11.5	10.0	12.2	10.4
Research and development expenses	6.3	5.3	6.7	5.7
Restructuring and other non-recurring charges	—	6.5	2.3	2.4
Lease interest income	1.2	1.4	1.3	1.4

Income from operations	12.9	6.3	9.5	9.5
Interest expense, net	(14.7)	(15.8)	(14.3)	(15.6)
Other, net	0.1	(1.6)	(0.4)	(0.1)

Loss before income taxes	(1.7)	(11.1)	(5.2)	(6.2)
Benefit from income taxes	(0.5)	(3.0)	(1.3)	(1.6)

Loss from continuing operations	(1.2)	(8.1)	(3.9)	(4.6)
Loss from operations of discontinued business (net of tax)	—	(0.6)	—	(0.5)
Gain on disposal of discontinued operations (net of tax)	—	2.0	1.2	0.6

Net loss	(1.2)%	(6.7)%	(2.7)%	(4.5)%

Other Data:
Adjusted EBITDA	20.5%	21.9%	19.6%	20.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Adjusted EBITDA (1)	$21,264	$20,298	$59,056	$56,953
Restructuring and other non-recurring charges	—	(6,067)	(6,899)	(6,602)
Depreciation and amortization (2)	(7,889)	(8,358)	(23,547)	(24,386)
Interest income	454	345	1,674	834
Interest expense	(15,693)	(15,057)	(44,981)	(43,648)
Other, net	56	(1,503)	(1,084)	(361)
Benefit from income taxes	592	2,818	3,992	4,300

Loss from continuing operations	$(1,216)	$(7,524)	$(11,789)	$(12,910)

(1)
Adjusted EBITDA represents income from operations before restructuring, other non-recurring charges, depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. ALARIS Medical has included information concerning Adjusted EBITDA herein because it understands that such information is used by investors as one measure of an issuer's historical ability to service debt. Restructuring and other non-recurring charges are excluded from Adjusted EBITDA as ALARIS Medical believes that the inclusion of these items would not be helpful to an investor's understanding of ALARIS Medical's ability to service debt. ALARIS Medical's computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

(2)
Depreciation and amortization excludes amortization of debt discount and issuance costs included in interest expense.

The Company's sales results are reported consistent with the Company's two geographical business segments: North America and International. The following table summarizes sales to customers by each business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions)		(in millions)
North America sales	$74.5	$64.7	$207.5	$189.6
International sales	29.1	28.5	93.5	87.2

Total sales	$103.6	$93.2	$301.0	$276.8

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Sales

Sales increased $10.4 million, or 13% on a constant currency basis (11% as reported) for the quarter ended September 30, 2001 compared with the same quarter last year. North America sales were $74.5 million, an increase of $9.8 million, or 15%, compared with the third quarter of 2000. The increase was primarily due to the first sales of the Company's MEDLEY™ Medication Safety System which totaled $5.5 million for the quarter as well as increased volume of drug infusion disposable administration sets.

International sales were $29.1 million, an increase of 8% in constant currency and 2% as reported. The increase was primarily due to increased volume of drug infusion disposable administration sets and patient monitoring instruments.

Gross Margin

Gross profit increased $7.7 million, or 18%, during the quarter ended September 30, 2001 compared with the same quarter last year. This increase was due to the increase in sales and an increase in the gross margin percentage. The gross margin percentage increased to 48.1% in the third quarter of 2001, from 45.2% in the third quarter of 2000. The improved margin percentage was due to continuing manufacturing efficiencies and improvements and included the benefits of higher production volumes and lower product warranty and repair costs.

Selling and Marketing Expenses

Selling and marketing expense increased $2.0 million, or 12%, during the quarter ended September 30, 2001 compared with the same period in 2000 due to higher sales volume resulting in increases in sales compensation and distribution costs. Also contributing to this increase was higher marketing expenses related to new product launch strategies. As a percentage of sales, selling and marketing expenses increased to 18.6% for the third quarter of 2001 from 18.5% in the third quarter of 2000.

General and Administrative Expenses

General and administrative expenses increased $2.6 million, or 28%, during the three months ended September 30, 2001 compared with the three months ended September 30, 2000. As a percentage of sales, general and administrative expenses increased to 11.5% in the third quarter of 2001 from 10.0% in the third quarter of 2000. The increase is due to higher costs for employee benefits and consulting expenses. The higher benefits costs include significantly higher bonus accruals based on the Company's turnaround. A large portion of these bonuses is not anticipated to be repeated in 2002.

Research and Development Expenses

Research and development expenses increased approximately $1.6 million, or 32%, during the three months ended September 30, 2001 compared with the three months ended September 30, 2000. The increase is due to spending associated with new product development, including salaries, benefits and consulting costs, and is consistent with the Company's strategic plans to increase the level of investment in its new product pipeline. As a percentage of sales, spending on research and development increased to 6.3% for the third quarter of 2001, compared with 5.3% for the third quarter of 2000.

Restructuring and Non-recurring Charges

There were no restructuring or non-recurring charges in the third quarter of 2001. During the third quarter of 2000, the Company incurred $6.1 million in restructuring and non-recurring charges representing activities that involved the Company's manufacturing facilities in Creedmoor, NC, Basingstoke, England and San Diego, CA.

Income from Operations

Income from operations increased $7.5 million during the three months ended September 30, 2001 compared with the three months ended September 30, 2000 due to higher sales and increase in gross profit.

Adjusted EBITDA

Adjusted EBITDA increased $1.0 million during the three months ended September 30, 2001 compared with the three months ended September 30, 2000. As a percentage of sales, Adjusted EBITDA decreased from 21.9%, or $20.3 million, during the three months ended September 30, 2000 to 20.5%, or $21.3 million, during the three months ended September 30, 2001 due to the reasons discussed above. (See note (1) under subcaption "Results of Operations" contained in caption "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Interest Expense

Interest expense increased $0.6 million, or 4%, during the three months ended September 30, 2001 compared with the three months ended September 30, 2000 due to increased interest accretion on the Company's 11 1/8% senior discount notes as well as higher interest rates in 2001 on the Company's other outstanding debt.

Other, net

Other expense improved $1.6 million from expense of $1.5 million for the third quarter of 2000 to income of $0.1 million for the third quarter of 2001. This is primarily due to lower foreign currency transaction losses resulting from changes in foreign currency rates during the quarter, as well as the implementation in 2001 of additional foreign currency hedging programs designed to reduce exposure to changes in currency rates.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Sales

For the nine months ended September 30, 2001, sales were $301.0 million, an increase of $24.2 million or 11% in constant currency (9% as reported) compared with $276.8 million reported for the same period in the prior year. The increase in sales is primarily due to increased volumes of both drug infusion instruments and disposable administration sets. Instrument and disposable revenues in patient monitoring also increased over the prior year comparative period.

Gross Margin

Gross margin increased $18.6 million, or 15%, during the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 due to higher sales and an increase in gross margin percentage. The gross margin percentage increased to 48.6% in the nine months ended September 30, 2001, from 46.1% for the nine months ended September 30, 2000. The improved margin percentage was due to continuing manufacturing efficiencies and improvements and included the benefits of higher production volumes and lower product warranty and repair costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.6 million, or 7%, during the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 due to higher sales volume resulting in increases in sales compensation and distribution costs, partially offset by lower spending related to worldwide sales meetings in 2001. As a percentage of sales, selling and marketing expenses decreased to 19.2% for 2001 from 19.5% for 2000.

General and Administrative Expenses

General and administrative expenses increased $7.9 million, or 27%, during the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. As a percentage of sales, general and administrative expense increased to 12.2% during the nine months ended September 30, 2001 compared with 10.4% for the same period in the prior year. The increase is due to higher costs for employee benefits, legal, consulting and information technology expenses. The higher benefit costs include significantly higher bonus accruals (scheduled for payment in early 2002) based on the success of the Company's turnaround. A large portion of these bonuses is not anticipated to be repeated in fiscal year 2002.

Research and Development Expenses

Research and development expenses increased approximately $4.2 million, or 26%, during the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The increase is due to spending associated with new product development, including salaries, benefits and consulting costs and is consistent with the Company's strategic plans to increase the level of investment in its new product pipeline. As a percentage of sales, spending on research and development increased to 6.7% for the first nine months of 2001, compared with 5.7% for the prior year comparative period.

Restructuring and Non-recurring Charges

During the nine months ended September 30, 2001, the Company recorded a charge of $3.4 million for restructuring activities. This restructuring is related to efforts aimed at process improvement and streamlining of operations in the North American business and resulted in the elimination of 70 positions. The restructuring charges are composed of severance and related benefits of $2.9 million and consulting fees of $.5 million. As of September 30, 2001, approximately $2.6 million of employee termination costs have been paid to 68 employees, and $.5 million has been paid for consulting fees. The remaining accrual of $.3 million for employee termination costs is expected to be paid during the remainder of 2001.

The Company recorded non-recurring charges of $3.5 million in the nine months ended September 30, 2001 related to obtaining an amendment to ALARIS Medical Systems' bank credit agreement. The charges relate to legal, advisory and other consultant expenses incurred by the Company and its lenders, which the Company was required to pay.

The 2000 restructuring costs represent restructuring activities that involve facilities in Creedmoor, NC, Basingstoke, England and San Diego, CA. The primary focus of this activity is in the Creedmoor manufacturing operation.

Income from Operations

Income from operations increased $2.6 million, or 10%, during the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 due to higher sales and gross profit.

Adjusted EBITDA

Adjusted EBITDA increased $2.1 million during the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. As a percentage of sales, Adjusted EBITDA decreased from 20.7%, or $57.0 million, during the nine months ended September 30, 2000 to 19.6%, or $59.1 million, during the nine months ended September 30, 2001 due to the reasons discussed above. (See note (1) under subcaption "Results of Operations" contained in caption "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Interest Expense

Interest expense increased $1.3 million, or 3%, during the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The increase in interest expense was primarily due to increased interest accretion on the Company's 11 1/8% senior discount notes, as well as higher interest rates in 2001 on the Company's other outstanding debt. (See Liquidity and Capital Resources.)

Other, net

Other expense was $1.1 million during the nine months ended September 30, 2001 compared with $0.4 million for the same period in the prior year. During the first nine months of 2000, the Company received payments of $2.8 million as a result of a favorable resolution of two tradename disputes. The decrease in other income from 2000 was partially offset by lower foreign currency transaction losses resulting from changes in foreign currency rates during the period as well as the implementation in 2001 of additional foreign currency hedging programs designed to reduce exposure to changes in currency rates.

Discontinued Operations

During the third quarter of 2000, the Company sold its Instromedix® division to Card Guard Technologies, Inc. ("Card Guard"). The agreement with Card Guard provided that the Company would assist the buyer in setting up a fully independent headquarters and manufacturing facility. During the first quarter of 2001, the Company completed its obligations related to the agreement and recorded a gain on disposal of $3.7 million, net of taxes. During the nine months ended September 30, 2000, loss from discontinued operations for the Instromedix division were $1.3 million, net of taxes. Gain on sale of Instromedix® recorded during the nine month ended September 30, 2000 was $1.8 million, net of taxes.

Liquidity and Capital Resources

The Company expects to continue to meet its short-term liquidity needs, including capital expenditure requirements, with ALARIS Medical Systems' cash flow from operations and cash on hand. The Company will continue to use its funds primarily for operating expenses, including planned expenditures for new research and development programs, capital expenditures and scheduled payments on outstanding indebtedness. For liquidity and working capital purposes, ALARIS Medical Systems plans to seek a revolving credit facility of up to $20 million to be secured by a first priority lien on its accounts receivable, if it can obtain such a facility on acceptable terms.

At September 30, 2001, ALARIS Medical Systems had outstanding indebtedness of $351.5 million, consisting of $151.5 million under its bank credit facility and $200 million under the ALARIS Medical Systems 9 3/4% senior subordinated debentures. On October 16, 2001, ALARIS Medical Systems completed a private offering of $170 million of senior secured notes. The notes bear interest at 11 5/8%, payable semi-annually beginning June 1, 2002 with all principal due at maturity on December 1, 2006. Proceeds from the offering were $164.9 million, net of investment banking fees. These proceeds, along with existing cash of approximately $10 million, were used to repay all amounts outstanding under the bank credit facility (approximately $157.4 million including principal, accrued interest and cost to terminate an interest rate swap agreement) and to repurchase $20 million aggregate principal amount of the 9 3/4% senior subordinated notes at a discount to par. Additional costs related to the offering and subsequent registration obligations are estimated to total $1.9 million and, for the most part, are anticipated to be paid during the fourth quarter of 2001.

ALARIS Medical also had outstanding, at September 30, 2001, $155.0 million accreted amount of its 11 1/8% senior discount notes due 2008 (which will accrete to $189 million principal amount by August 1, 2003) and $16.152 million of 7 1/4% convertible subordinated debentures due January 15, 2002 ("Convertible Debentures"). The indentures governing the 11 5/8% senior secured notes and the 9 3/4% senior subordinated notes permit ALARIS Medical Systems to make distributions to ALARIS Medical if ALARIS Medical Systems has achieved certain financial performance targets. Management believes that when ALARIS Medical is required to begin making cash interest payments on its senior discount notes in 2004, ALARIS Medical Systems will have met these financial performance targets. In addition, these indentures allow ALARIS Medical Systems to use up to $15 million of its cash to purchase the Convertible Debentures through a wholly-owned unrestricted subsidiary. The Company has in place a plan to obtain equity proceeds in an amount equal to the excess of the principal amount of outstanding Convertible Debentures over $15 million if it cannot purchase the Convertible Debentures at enough of a discount to par to obtain all of the Convertible Debentures for $15 million. Under this plan, certain executives of the Company have agreed to exercise stock options which ALARIS Medical has agreed to grant to them which exercise would provide proceeds equal to this excess amount.

After giving effect to the debt offering completed in October 2001, the Company is required over the next twelve months to make principal and interest payments on the Convertible Debentures in the amount of $16.8 million, interest payments on the 11 5/8% senior secured notes in the amount of $12.4 million and interest payments on the 9 3/4% senior subordinated notes in the amount of $18.3 million. The Company has no principal amortization requirements for the remaining three months of 2001. The Company's only scheduled principal payment for 2002 is the $16.2 million related to the maturity of the Convertible Debentures in January. Thereafter, there is no principal amortization required until December 2006.

On a long term basis, management believes that the Company may not be able to generate sufficient cash flow from operations to repay the 11 5/8% senior secured notes and the 9 3/4% senior subordinated notes at maturity in 2006 and the 11 1/8% senior discount notes at maturity in 2008. As a result, the Company anticipates refinancing its entire debt structure before December 2006. Such refinancing may involve an offering of equity securities by ALARIS Medical to reduce the Company's level of indebtedness. The Company's ability to obtain such debt or equity financing will be dependent upon many factors, including overall financial market and economic conditions and the Company's operating performance and expectations at such time.

Should the Company not repay its indebtedness at maturity, including the Convertible Debentures in January 2002, or should ALARIS Medical Systems not be able to make distributions to ALARIS Medical commencing in 2004 in order to permit ALARIS Medical to make cash interest payments on its senior discount notes, these events could result in a default and possible acceleration of all or a portion of such indebtedness, unless the Company could refinance such indebtedness or obtain the required funds from other sources.

Net cash provided by operating activities for the nine months ended September 30, 2001 was $40.5 million compared with $25.7 million provided by operating activities for the first nine months of 2000. Net cash used by investing activities for the nine months ended September 30, 2001 was $2.6 million, which included $8.1 million of net proceeds from the sale of a discontinued operation. Net cash provided by investing activities for the nine months ended September 30, 2000 was $9.8 million, which included $24.2 million of net proceeds from the sale of a discontinued operation. Cash used in investing activities also includes $9.6 million and $11.8 million in net capital expenditures for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in financing activities for the nine months ended September 30, 2001 and 2000 was $15.6 million and $29.1 million, respectively, and was primarily composed of principal payments on long-term debt. In August 2000, in connection with the sale of Instromedix, the Company made a payment of $18.1 million under its bank credit facility, reducing the outstanding balance to $167.8 million from $185.9 million.

During the first nine months of 2001, the Company made cash payments of $3.1 million for restructuring costs initiated in 2001. This restructuring related to efforts aimed at process improvement and streamlining of operations in the North America business and resulted in the elimination of 70 positions and a $3.4 million charge to the income statement. Cash payments related to this restructuring were primarily for severance and related benefits. At September 30, 2001, $.3 million of these estimated restructuring costs were accrued and are expected to be paid during 2001.

The Company made cash payments of $1.1 million during the first nine months of 2001 for restructuring activities initiated in 2000. These payments are related to restructuring activities in the manufacturing facilities in Creedmoor, N.C., Basingstoke, England and San Diego. Payments made during the nine months of 2001 for these restructuring activities comprise $1.0 million for severance and related benefits and $.1 million for termination of a product distribution agreement. The remainder of the restructuring charge is expected to be paid in 2001. At September 30, 2001, $.7 million was accrued for such restructuring costs.

The Company made capital expenditures of $9.7 million during the nine months ended September 30, 2001 and anticipates additional capital expenditures not to exceed $8 million during the remainder of 2001.

Backlog

The amount of unfilled orders, believed to be firm, at September 30, 2001 and 2000 was $10.6 million and $7.7 million, respectively.

Foreign Operations

The Company has significant foreign operations and, as a result, is subject to various risks arising therefrom, including without limitation, foreign currency risks. This risk has not materially changed during 2001. Due to changes in foreign currency exchange rates during 2001 and 2000, primarily a strengthening of the U.S. dollar against many European currencies, the Company recognized a foreign currency transaction loss of $1.3 million and $3.0 million during the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, approximately 35% and 34% of the Company's sales and 27% and 32% of the Company's operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the U.S. dollar. During the first quarter of 2001, the Company entered into certain contracts to manage the risk of foreign currency fluctuations. See "Foreign Exchange Risk Management" and note 2 to the condensed consolidated financial statements.

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

Forward-Looking Statements

Forward-Looking Statements in this report are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation: the effect of legislative and regulatory changes effecting the health care industry; the potential of increased levels of competition; technological changes; the dependence of the Company upon the success of new products (including the MEDLEY™ Medication Safety System) and ongoing research and development efforts including obtaining regulatory approvals; restrictions contained in the instruments governing the Company's indebtedness; the significant leverage to which the Company is subject; and other matters referred to in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. During the first quarter of 2001, the Company began to implement a currency risk management strategy. Under the program, the Company utilizes currency options and forward contracts to reduce the effect of exchange rate fluctuations.

Consistent with its action in 1997 to reduce the effect of interest rate volatility, the Company continued its use of interest rate swap derivatives during 2001. The swap agreement entered into in 1997 expired in 2000 and a new swap agreement was entered into during the second quarter of 2000 with a term extending through January of 2002. The Company categorizes these instruments as entered into for purposes other than trading. Subsequent to September 30, 2001, and in conjunction with the repayment of the bank credit facility, the Company terminated the swap. See note 10 to the condensed consolidated financial statements.

Foreign Exchange Risk Management

As part of its strategy to manage the risk of currency fluctuations, the Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in currencies other than the U.S. dollar for periods consistent with identified exposures. The purpose of the hedging is to minimize the effect of foreign currency exchange rates on cash flows the Company receives from its non-U.S. subsidiaries. All foreign currency contracts are denominated in the currencies of major industrial countries and are with large financial institutions rated as investment grade by a major rating agency. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Premiums on foreign currency options and any gains realized on such options that qualify as hedges are deferred and recognized in income when the underlying hedged transaction occurs. Foreign currency transactions that would not qualify as hedges would be marked to market on a current basis with gains and losses recognized through income. In addition, any previously deferred gains and losses on hedges, which are terminated prior to the transaction date, would be recognized in current income when the hedge is terminated.

As a matter of policy, the Company will only enter into contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Management believes the risk of loss related to counterparty default is remote and would only consist of the net market value gain, if any, of the underlying instrument. The contracts will have varying maturities with none exceeding twelve months. Costs associated with entering into contracts are not expected to be material to the Company's financial results. The Company does not utilize derivative instruments for trading or speculative purposes. Currency option contracts are discussed in Note 2 to the condensed consolidated financial statements.

Market Risk

The Company incurs option premium cost in connection with its currency hedging activities. The option premium cost represents the entire risk associated with these derivatives. Option premium costs are reflected in the period the underlying transaction is recognized.

The Company did not incur any premium cost in connection with the swap agreement. However, since entering into the agreement, the fair value of the swap became negative. At September 30, 2001, the market value of the swap was negative $2.1 million, pre-tax. Subsequent to September 30, 2001, in connection with the debt repayment of the bank credit facility, the Company terminated the swap agreement. See note 11 to the condensed consolidated financial statements.

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

Part II
Other Information

Item 1. Legal Proceedings

    See Note 9 to the Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

None.

(b)
Reports on Form 8-K

During the quarter ended September 30, 2001 the Company filed a report on Form 8-K dated September 12, 2001. This report contained a press release with information related to the Company's plan to refinance its bank debt in October 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALARIS MEDICAL, INC. (Registrant)

Date: November 14, 2001	By:	/s/ WILLIAM C. BOPP William C. Bopp Senior Vice President and Chief Financial Officer

QuickLinks

INDEX
Part 1—Item 1 Financial Information
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Part I—Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES