Form 10-Q
period 2003-06-30
ALARIS MEDICAL SYSTEMS INC
filed 2003-07-30
CIK 817161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number:                                                      1-10207
                                                         ______________________________________________

ALARIS MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)
Delaware	13-3492624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10221 Wateridge Circle, San Diego, CA 92121

(Address of principal executive offices) (Zip Code)
(858) 458-7000

(Registrant's telephone number, including area code)
ALARIS MEDICAL, INC.

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

As of July 14, 2003, the registrant had 70,550,029 shares of Common Stock outstanding.

ALARIS MEDICAL SYSTEMS, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements:
Page
Condensed consolidated statement of operations for the three and six months ended June 30, 2003 and 2002 (unaudited)	3

Condensed consolidated balance sheet at June 30, 2003 (unaudited) and December 31, 2002	4

Condensed consolidated statement of cash flows for the six months ended June 30, 2003 and 2002 (unaudited)	5

Condensed consolidated statement of changes in stockholders' equity and comprehensive income for the period from December 31, 2002 to June 30, 2003 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	29

Item 4 - Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings	31

Item 4 - Submission of Matters to a Vote of Security Holders	32

Item 6 - Exhibits and Reports on Form 8-K	33

        We have registered, applied to register or are using the following trademarks referred to in this document: ALARIS®, ALARIS Medical Systems®, Guardrails®, Medication Safety at the Point of Care™, Medley™, and SmartSite®

FORM 10–Q PART 1-ITEM 1 FINANCIAL STATEMENTS ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (Dollar and share amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$127,765	$108,520	$248,939	$212,920

Cost of sales	59,160	54,390	117,160	107,078

Gross profit	68,605	54,130	131,779	105,842

Selling and marketing expenses	25,535	21,077	49,777	42,513
General and administrative expenses	12,185	10,548	23,327	20,264
Research and development expenses	9,501	7,580	18,299	13,782
Restructuring and other non-recurring items	-	-	-	(585)

Total operating expenses	47,221	39,205	91,403	75,974

Interest income from sales-type
capital leases	877	1,122	1,750	2,311

Income from operations	22,261	16,047	42,126	32,179

Other income (expenses):
Interest income	291	269	513	482
Interest expense	(14,103)	(14,464)	(28,659)	(28,891)
Recapitalization expenses	(66,150)	-	(67,695)	-
Other, net	(711)	193	(522)	(301)

Total other expense	(80,673)	(14,002)	(96,363)	(28,710)

(Loss) income before income taxes	(58,412)	2,045	(54,237)	3,469
(Benefit from) provision for income taxes	(22,536)	818	(20,908)	1,388

Net (loss) income	$(35,876)	$1,227	$(33,329)	$2,081

Net (loss) income per common share, basic	$(.59)	$.02	$(.55)	$.03

Net (loss) income per common share, diluted	$(.59)	$.02	$(.55)	$.03

Weighted average common shares outstanding, basic	60,543	59,347	60,160	59,270

Weighted average common shares outstanding, diluted	60,543	62,320	60,160	61,519

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEET (Dollar and share amounts in thousands, except per share data)

ASSETS
	June 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$30,746	$69,739

Receivables, net	83,350	90,050
Inventories	61,092	56,924
Deferred tax assets, net, current	40,683	18,063
Prepaid expenses and other current assets	7,992	8,703

Total current assets	223,863	243,479

Net investment in sales-type capital leases, less current portion	12,420	16,050
Property, plant and equipment, net	60,047	56,448
Other non-current assets	42,391	35,666
Goodwill	143,984	143,984
Intangible assets, net	88,973	90,074

	$571,678	$585,701

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$2,450	$-

Accounts payable	25,855	19,187
Accrued expenses and other current liabilities	51,734	51,157

Total current liabilities	80,039	70,344

Long-term debt	417,575	527,468
Other non-current liabilities	26,882	20,038

Total non-current liabilities	444,457	547,506

Contingent liabilities and commitments (Note 9)
Stockholders' equity:
Non-redeemable preferred stock, authorized 9,000 shares,
issued and outstanding: none	-	-
Common stock, authorized 85,000 shares at $.01 par value;
issued 69,727 and 60,045 shares at June 30, 2003
and December 31, 2002, respectively	697	600
Capital in excess of par value	260,834	151,423
Accumulated deficit	(210,736)	(177,407)
Treasury stock, at cost, 453 shares issued at June 30, 2003
and December 31, 2002	(2,027)	(2,027)
Accumulated other comprehensive loss	(1,586)	(4,738)

Total stockholders' equity	47,182	(32,149)

	$571,678	$585,701

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(33,329)	$2,081

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,743	11,365
Stock options granted to non-employees for service	-	100
Net loss on disposal of property, plant and equipment	357	129
Debt discount and issue costs amortization	1,323	1,324
Accretion of bond interest	8,921	8,859
Recapitalization expenses	67,695	-
(Increase) decrease in assets:
Receivables, net	7,690	(3,905)
Inventories	(3,967)	4,511
Prepaid expenses and other current assets	1,317	(509)
Deferred tax assets, net, current	(22,729)	(118)
Net investment in sales-type capital leases, non-current portion	3,630	4,084
Other non-current assets	614	(123)
Increase (decrease) in liabilities:
Accounts payable	7,165	(2,906)
Accrued expenses and other current liabilities	(1,160)	(9,362)
Other non-current liabilities	6,844	2,012

Net cash provided by operating activities	57,114	17,542

Cash flows from investing activities:
Capital expenditures	(13,727)	(6,435)
Patents, trademarks and other	(7,837)	(647)

Net cash used in investing activities	(21,564)	(7,082)

Cash flows from financing activities:
Repurchase of debt and related costs	(591,814)	-
Principal payments on long-term debt	-	(15,969)
Proceeds from term loan borrowing	245,000	-
Proceeds from issuance of long-term debt	175,000	-
Proceeds from exercise of stock options	2,154	1,547
Proceeds from sale of common stock	113,750	-
Equity issuance costs	(6,868)	-
Debt issuance costs	(12,230)	-

Net cash used in financing activities	(75,008)	(14,422)

Effect of exchange rate changes on cash	465	416

Net decrease in cash	(38,993)	(3,546)
Cash and cash equivalents at beginning of period	69,739	51,200

Cash and cash equivalents at end of period	$30,746	$47,654

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollar and share amounts in thousands)

	Common Stock Shares Amount		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock Shares Amount		Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity	Compre- hensive Loss

Balance at December 31, 2002	60,045	$600	$151,423	$(177,407)	453	$(2,027)	$(4,738)	$(32,149)

Comprehensive income:
Net loss for the period				(33,329)				(33,329)	$(33,329)
Equity adjustment from foreign
currency translation							3,473	3,473	3,473
Effects of cash flow hedges included
in other comprehensive loss
(net of tax expense of $213)							(321)	(321)	(321)

Comprehensive loss									$(30,177)

Sale of common stock	9,100	91	106,791					106,882
Exercise of stock options	582	6	2,148					2,154
Tax benefit from exercise of
stock options			472					472

Balance at June 30, 2003	69,727	$697	$260,834	$(210,736)	453	$(2,027)	$(1,586)	$47,182

ALARIS MEDICAL SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars and share amounts in thousands, except per share data)

NOTE 1 – BUSINESS AND STATEMENT OF ACCOUNTING POLICY

The Company:

        ALARIS Medical Systems, Inc. was originally incorporated under the name Advanced Medical Technologies, Inc. on September 28, 1988. On November 26, 1996, IMED Corporation, the Company’s operating subsidiary, and IVAC Medical Systems, Inc., two pioneers in infusion systems, merged to create ALARIS Medical Systems, Inc. (“Former AMS”), and the Company changed its name to ALARIS Medical, Inc. (“AMI”). On June 30, 2003, AMI and Former AMS completed a recapitalization which is further discussed in Note 2. In connection with the recapitalization, Former AMS merged with and into AMI, which changed its name to ALARIS Medical Systems, Inc. ALARIS Medical Systems, Inc. and its subsidiaries are collectively referred to as the “Company” or “ALARIS Medical Systems.”

Statement of accounting policy:

        The accompanying Condensed Consolidated Financial Statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate.

        In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.

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

Collateral deposit:

         The Company was required at June 30, 2003 to maintain $5,209 in collateralized deposit accounts with commercial banks as security against open foreign exchange contracts, primarily forward contracts. Such amounts are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheet. This collateral amount was reduced by approximately $1,400 in July 2003 and will continue to be reduced as the current open foreign exchange contracts are settled throughout 2003 and the first quarter of 2004. Under the new credit agreement (discussed in Note 5), the Company has the ability to enter into similar foreign exchange contracts with lenders who will not require restricted cash balances to be maintained.

NOTE 1 – BUSINESS AND STATEMENT OF ACCOUNTING POLICY (Continued)

Shipping and handling costs:

        Shipping and handling costs for customer sales are classified as a selling and marketing expense. Shipping and handling costs for customer sales, for the three and six months ended June 30, 2003, were $2,228 and $4,168, respectively. Shipping and handling costs for customer sales, for the three and six months ended June 30, 2002, were $1,917 and $3,790, respectively.

Product warranties and deferred service revenues:

        Generally, the Company’s standard warranty for infusion instruments is a one or two year warranty (based on the specific product) that covers both parts and labor. In some instances, a customer may elect to have parts-only warranty coverage, which adds a year to the coverage period. Patient monitoring products generally have a three year parts and labor warranty. For patient monitoring products the Company sells that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company provides for the estimated cost of product warranties at the time revenue is recognized. Product warranties are recorded in other current and other non-current liabilities.

        The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty.

        The Company also engages in the sale of technical services for which revenue is deferred and recognized upon completion of the service. Additionally, the Company sells service programs for which revenue is deferred and recognized over the service period. Deferred service revenue is recorded in other non-current liabilities.

        Changes in the liability for product warranty and deferred revenue associated with these service programs for the period ended June 30, 2003 was as follows:

Product warranties:
Balance at December 31, 2002	$8,557
Accruals for warranties issued during the period	4,193
Settlements made during the period	(3,885)

Balance at June 30, 2003	$8,865

Deferred service revenues:
Balance at December 31, 2002	$10,039
Amounts added to deferred revenue	1,351
Amounts recorded as revenue during the period	(821)

Balance at June 30, 2003	$10,569

NOTE 1 –BUSINESS AND STATEMENT OF ACCOUNTING POLICY (Continued)

Net income per common share:

        Basic and diluted net income per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), using the weighted-average number of shares of common stock outstanding and common stock equivalents during the period.

        As the Company experienced net losses during the three and six months ended June 30, 2003, basic and diluted net loss per share are the same. If the Company had earnings during the three and six months ended June 30, 2003, common stock equivalents of 4,405 and 4,269, respectively, would have been added to the weighted shares outstanding for the respective periods. Weighted average common shares used in the calculation of diluted earnings per share for the three and six months ended June 30, 2002 includes common stock equivalents of 2,973 and 2,249, respectively. For the three and six months ended June 30, 2003, options to purchase 106 and 114 shares of common stock, respectively, were excluded from the calculation of common stock equivalents because the options have an exercise price greater than or equal to the average market value of ALARIS Medical Systems’ common stock during the period. For the three and six months ended June 30, 2002, options to purchase 211 and 380 shares of common stock, respectively, were excluded from the calculation of common stock equivalents because the options have an exercise price greater than or equal to the average market value of ALARIS Medical Systems’ common stock during the period.

Stock-based compensation:

        The Company measures compensation expense for ALARIS Medical Systems’ stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income as if the fair value-based method had been applied in measuring compensation expense.

        ALARIS Medical Systems has stock-based compensation plans from which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors, and consultants. The Company accounts for options issued to employees, directors, and officers under those plans pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Stock options issued to independent contractors and consultants under those plans are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the counter party is complete or a performance commitment has been reached.

NOTE 1 – BUSINESS AND STATEMENT OF ACCOUNTING POLICY (Continued)

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, assuming such standard had been adopted January 1, 1995.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net (loss) income, as reported	$(35,876)	$1,227	$(33,329)	$2,081
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(497)	(418)	(912)	(1,146)

Pro forma net (loss) income	$(36,373)	$809	$(34,241)	$935

Earnings per share:
Net (loss) income per common share, basic	$(.59)	$.02	$(.55)	$.03

Net (loss) income per common share, diluted	$(.59)	$.02	$(.55)	$.03

Net (loss) income per common share, pro forma basic	$(.60)	$.01	$(.57)	$.02

Net (loss) income per common share, pro forma diluted	$(.60)	$.01	$(.57)	$.02

        These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2003 and 2002 – dividend yields of 0%, expected volatility of 50% and 75%, respectively, and expected lives of 7 years. Weighted average risk free interest rates of 3.0% and 3.3% were used for the three and six months ended June 30, 2003, respectively. The weighted average risk free interest rate of 3.4% was used for both the three and six months ended June 30, 2002.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because ALARIS Medical Systems’ employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans. To comply with disclosure requirements, the Company has valued its options using the Black-Scholes option valuation model but plans to assess other valuation models and assumptions that may more accurately reflect the value of these stock options.

NOTE 2 – RECAPITALIZATION EXPENSES

        In February 2003, AMI repurchased in a private transaction $25,000 principal amount at maturity of its 11-1/8% Senior Discount Notes due 2008 (“Senior Discount Notes”) at a total cost of $25,000, representing a premium of $1,171 or 4.7% over the then accreted carrying value. Such premium, along with a write-off of unamortized debt issuance costs related to the purchased Senior Discount Notes, was recorded as a charge of $1,545 in the Company’s first quarter 2003 operating results.

        In April 2003, Former AMS repurchased $2,500 principal amount of its 11-5/8% Senior Secured Notes due 2006 (“Senior Secured Notes”), at a total cost of $2,925, representing a premium of 17% over such principal amount. Such premium, along with a write-off of unamortized debt issuance costs related to the purchased Senior Secured Notes was recorded as a charge of $503 in the Company’s second quarter 2003 operating results.

        In April 2003, AMI filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) registering $550 million of equity and/or debt securities. In May 2003, AMI commenced a cash tender offer for any and all of its outstanding Senior Discount Notes, and Former AMS commenced cash tender offers for any and all of its outstanding Senior Secured Notes and 9-3/4% Senior Subordinated Notes due 2006 (“Senior Subordinated Notes”). On June 30, 2003, ALARIS Medical Systems sold in underwritten public offerings pursuant to the registration statement $175,000 of 7-1/4% senior subordinated notes due 2011 (the “Notes”) and 9,100 shares of its common stock at an offering price of $12.50 per share. Proceeds received from the sale of the Notes were $170,625, net of the underwriting discount of $4,375. Proceeds received from the stock offering were $106,882, net of the underwriting discount and other expenses of $6,868. Also on June 30, 2003, the Company established a new credit facility with a group of banks and other lenders providing for a six-year $245,000 term loan and a five-year $30,000 revolving credit facility. (See Note 5 – Long-term Debt)

        The Company used the net proceeds from the sale of the Notes and the common stock, borrowings under the $245,000 bank term loan and approximately $51,000 of its existing cash: (i) to repurchase, pursuant to the tender offers described above: (a) all outstanding Senior Discount Notes at a price of 105.375% of the principal amount thereof at maturity, (b) all outstanding Senior Secured Notes at a price of 122% of principal amount thereof, plus accrued interest and (c) all (except $25, which was not tendered) Senior Subordinated Notes at a price of 103.75% of principal amount thereof, plus accrued interest; and (ii) to pay related fees and expenses. In July 2003, ALARIS Medical Systems called for redemption of all the $25 Senior Subordinated Notes which remain outstanding.

        On July 2, 2003, the underwriters of the common stock offering exercised their over-allotment option to purchase an additional 1,350 shares at $12.50 per share, which consisted of 900 shares purchased from ALARIS Medical Systems and 450 shares purchased from the Company’s executive officers. ALARIS Medical Systems received net proceeds from the sale of these 900 shares of $10,659, net of the underwriting discount of $591, and will be recorded in the Company's stockholders' equity during the third quarter.

         The sale of the Notes and common stock, the borrowings under the bank credit facility, the repurchase of indebtedness pursuant to the tender offers, other debt repurchases made in 2003 and the merger of Former AMS into AMI described in Note 1 are collectively referred to as the “Recapitalization.”

NOTE 2 – RECAPITALIZATION EXPENSES (Continued)

        Premiums (representing the excess of tender offer purchase prices over principal amounts of the purchased indebtedness) and consent fees in connection with the tender offers and consent solicitations, representing a total of $53,854, along with a write-off of unamortized debt issuance costs of $9,833 and other costs of $1,960 were recorded in “other expenses” as a total charge of $65,647 in the quarter ended June 30, 2003. These charges are in addition to the $503 charge related to the $2,500 repurchase of Senior Secured Notes during the second quarter of 2003 and the $1,545 charge related to the $25,000 repurchase of Senior Discount Notes during the first quarter of 2003. As a result, the Company recorded total pre-tax charges related to the recapitalization for the three months and six months ended June 30, 2003 of $66,150 and $67,695, respectively.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

        Acquired other intangible assets were as follows:

	June 30, 2003		December 31, 2002
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Patents	$ 29,021	$ 18,933	$ 29,021	$ 18,135
Distribution rights and license agreements	8,462	4,327	8,462	4,024

Subtotal other intangible assets, net
(subject to amortization)	37,483	23,260	37,483	22,159
Acquired other intangible assets
(not subject to amortization):
IVAC trade name	74,750	-	74,750	-

Other intangible assets, net	$ 112,233	$ 23,260	$ 112,233	$ 22,159

        For the quarter ended June 30, 2003 and 2002, amortization expense for other intangible assets, net was $550 and $580, respectively. For the six months ended June 30, 2003 and 2002, amortization expense for other intangible assets, net was $1,101 and $1,169, respectively. The estimated future annual amortization expense for other intangible assets, net is as follows:

Fiscal Year
2003 (A)	$ 1,080
2004	2,182
2005	2,182
2006	2,130
2007	1,774

      (A) Amount represents remaining estimated amortization expense for 2003.

NOTE 4 – INVENTORIES

        Inventories comprise the following:

	June 30, 2003	December 31, 2002
Raw materials	$31,238	$27,946
Work-in-process	3,313	2,322
Finished goods	26,541	26,656

	$61,092	$56,924

NOTE 5 – LONG-TERM DEBT

        Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
Bank credit facility, total term loans due 2009	$245,000	$-
7-1/4% senior subordinated notes due 2011	175,000	-
9-3/4% senior subordinated notes due 2006	25	180,000
11-5/8% senior secured notes due 2006	-	170,000
11-1/8% senior discount notes due 2008	-	177,468

	420,025	527,468
Current portion	2,450	-

Long-term debt	$417,575	$527,468

Bank credit facility:

        As part of the recapitalization described in Note 2, on June 30, 2003, the Company established a $275,000 bank credit facility (the “Credit Facility”) consisting of a six-year $245,000 term loan and a five-year $30,000 revolving credit facility. The Company has not borrowed any portion of the revolving credit facility. The term loan bears interest at an annual rate equal to current LIBOR (or, at the Company’s option, a fluctuating base rate), plus 2.75%. The Company can elect to use either a one-, two-, three-, or six-month LIBOR rate. The Company has initially made a one month election (1.12% plus the margin of 2.75%), resulting in an interest rate at June 30, 2003 of 3.87% per annum. Payments of 0.25% of the original principal balance on the term loan plus accrued interest are due each quarter, with any unpaid principal balance due at maturity. The Company is required to pay a quarterly commitment fee at an annual rate of 0.5% on the unused portion of the revolving credit facility. As a result of the Company’s receipt of proceeds from the sale of 900 additional shares of common stock on July 2, 2003, in connection with the exercise by the underwriters of their over-allotment option to purchase common stock, on July 10, 2003, the Company made a $10,000 prepayment of principal under the term loan.

NOTE 5 – LONG-TERM DEBT (Continued)

         The Company is also required, under terms agreeable to lenders under the Credit Facility, to effectively fix the variable interest rate exposure of 50% of its total outstanding debt. This was accomplished by fixing our LIBOR rate for the remainder of 2003 and entering into an interest rate swap agreement in July 2003 whereby $30,000 of the term loan is effectively converted to a fixed rate of 5.0% (2.25% plus the current margin of 2.75%), and is effective beginning January 1, 2004 through December 31, 2005.

        The Credit Facility contains various operating, financial and reporting covenants. As of June 30, 2003, the Company was in compliance with all such covenants.

Senior subordinated notes:

        As part of the recapitalization described in Note 2, ALARIS Medical Systems sold $175,000 principal amount of its senior subordinated notes due 2011 (the “Notes”). The Notes bear interest at an annual rate of 7-1/4%, which is payable semi-annually in arrears on July 1 and January 1 of each year, commencing January 1, 2004, and mature on July 1, 2011. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, the Company may redeem up to 35% of the Notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Notes, holders may require the Company to purchase their Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Notes are subject to certain restrictive and reporting covenants. As of June 30, 2003, the Company was in compliance with all such covenants.

NOTE 6 – RESTRUCTURING AND OTHER NON-RECURRING ITEMS

        During the first quarter of 2002, the Company recorded a non-recurring benefit of $1,125 for an insurance settlement. The settlement related to damages and losses incurred at one of the Company’s disposable products manufacturing plants in Mexico in 1993 as a result of flooding. The contingency related to the insurance settlement was resolved in the first quarter of 2002, when the Company received proceeds of $1,000 and notification of an additional payment due of $125, which was received during April 2002.

        Also during the first quarter of 2002, the Company initiated a plan to restructure its technical services operations in Central Europe. In this connection, the Company recorded a charge of $540 which included $400 for severance costs for 21 positions affected by the relocation of the German operation and $140 related to lease termination expenses. As of June 30, 2003, all severance payments have been made to the identified employees and $21 in lease termination payments have been made.

NOTE 7 – SEGMENT INFORMATION

        The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities, representing the North America segment. All other international operations, including Europe, Asia, Australia, Latin America, and Africa represent the International segment.

        The accounting policies of the segments are the same as those described in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The geographical data does not include intersegment revenues. All expenses associated with corporate headquarters are included in the North America segment. The Company evaluates the performance of its segments based on sales and operating income.

        The table below presents information about reported segments for the:

   Three months ended June 30:

	North America	International	Total
2003
Sales	$87,917	$39,848	$127,765
Income from operations	14,075	8,186	22,261
2002
Sales	$77,459	$31,061	$108,520
Income from operations	9,404	6,643	16,047

   Six months ended June 30:

	North America	International	Total
2003
Sales	$167,896	$81,043	$248,939
Income from operations	22,975	19,151	42,126
2002
Sales	$146,905	$66,015	$212,920
Income from operations	17,945	14,234	32,179

NOTE 8 – CASH FLOW INFORMATION

        For the six months ended June 30, 2003 and 2002, federal, state and foreign income taxes paid, net of tax refunds, totaled $2,207 and $3,827, respectively. Interest paid during the six months ended June 30, 2003 and 2002 totaled $21,598 and $21,706, respectively.

NOTE 9 – CONTINGENCIES AND LITIGATION

Litigation:

         In May 2003, the Company purchased from Filtertek, Inc. a worldwide, unrestricted patent license related to needle-free valve products. The purchase price of the license of $7,300 has been capitalized and is included in the Company’s balance sheet under the caption “Other non-current assets”and is being amortized on a straight-line basis over a 10 year estimated useful life. All remaining claims in a patent litigation relating to needle-free systems between Filtertek and the Company (and one of its customers), as discussed in note 14 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed under our former name “ALARIS Medical, Inc.”) for the year ended December 31, 2002, have been dismissed by the United States District Court for the District of Northern Illinois.

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

PART I – ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and “Factors That Could Affect Future Financial Condition and Results” in our Annual Report on Form 10-K (filed under our former name “ALARIS Medical, Inc.”) for the year ended December 31, 2002, and general conditions in the economy and capital markets.

The Company:

        ALARIS Medical Systems, Inc. was originally incorporated under the name Advanced Medical Technologies, Inc. on September 28, 1988. On November 26, 1996, IMED Corporation, the Company’s operating subsidiary, and IVAC Medical Systems, Inc., two pioneers in infusion systems, merged to create ALARIS Medical Systems, Inc. (“Former AMS”), and the Company changed its name to ALARIS Medical, Inc. (“AMI”). On June 30, 2003, AMI and Former AMS completed a recapitalization. In connection with the recapitalization, Former AMS merged with and into AMI, which changed its name to ALARIS Medical Systems, Inc. ALARIS Medical Systems, Inc. and its subsidiaries are collectively referred to as the “Company” or “ALARIS Medical Systems.”

Overview:

        We develop and provide practical solutions for medication safety. We are a global leader in the design, manufacture and marketing of intravenous (IV) medication safety systems and infusion therapy devices, needle-free disposables and related monitoring equipment. Our IV infusion systems are used to deliver to patients one or more fluids, primarily pharmaceuticals or nutritionals, and consist of medication safety systems, single and multi-channel large volume infusion pumps, syringe pumps and dedicated and non-dedicated disposable administration sets. Our medication safety systems, such as our Medley Medication Safety System with our proprietary Guardrails Safety Software, and our other “smart” technologies and “smart” services, help to reduce the risks and costs of medication errors, help to safeguard patients and clinicians and gather and record clinical information for transcription, analysis and review.

        We have one of the largest installed bases of large volume pump delivery lines in the U.S. hospital market, which we believe to be approximately 32% of such lines. We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in eight Western European countries, as well as in Australia, Canada, New Zealand and South Africa. We sell our products primarily to the hospital market through a worldwide direct sales force of over 200 salespersons and more than 100 distributors to over 5,000 hospitals in more than 120 countries. We also have long-term contracts with most major hospital group purchasing organizations (GPOs) in the United States, which enhance our ability to sell our products to individual member hospitals. We generate approximately two-thirds of our revenues from our North America business unit and approximately one-third of our revenues from our International business unit.

Critical Accounting Policies and Estimates:

        Our discussion and analysis of our operating results and financial condition is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles.

        Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: inventory valuation, allowances for uncollectible accounts receivable and estimated rebates, cost of field corrective actions, deferred tax asset valuation and carrying value of intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. However, the inherent nature of estimates is that actual results will likely be different from these estimates. Our accounting practices are discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed under our former name “ALARIS Medical, Inc.”)for the year ended December 31, 2002.

Results of Operations:

        The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.3	50.1	47.1	50.3

Gross margin	53.7	49.9	52.9	49.7
Selling and marketing expenses	(20.0)	(19.4)	(20.0)	(20.0)
General and administrative expenses	(9.5)	(9.7)	(9.4)	(9.5)
Research and development expenses	(7.5)	(7.0)	(7.3)	(6.5)
Restructuring and other non-recurring items	-	-	-	0.3
Interest income from sales-type capital leases	0.7	1.0	0.7	1.1

Income from operations	17.4	14.8	16.9	15.1
Interest expense, net	(10.8)	(13.1)	(11.3)	(13.4)
Recapitalization expenses	(51.8)	-	(27.2)	-
Other, net	(0.5)	0.2	(0.2)	(0.1)

(Loss) income before income taxes	(45.7)	1.9	(21.8)	1.6
Benefit from (provision for) income taxes	17.6	(0.8)	8.4	(0.6)

Net (loss) income	(28.1)%	1.1%	(13.4)%	1.0%

        We report our sales results consistent with our two geographical segments: North America and International. The following table summarizes sales to customers by each segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	incr/(decr)	2003	2002	incr/(decr)
	(dollars in millions)
North America
Infusion Instruments	$ 24.8	$ 18.3	36%	$ 43.8	$ 30.7	43%
Dedicated Disposables	36.9	34.6	7%	72.8	68.4	6%
Other Disposables and Service	19.9	18.0	11%	39.4	35.1	12%

Subtotal	81.6	70.9	15%	156.0	134.2	16%

Patient Monitoring	6.3	6.6	(5%)	11.9	12.7	(6%)

North America Total	$ 87.9	$ 77.5	13%	$ 167.9	$ 146.9	14%

International
Infusion Instruments	$ 10.1	$ 7.4	36%	$ 24.1	$ 19.9	21%
Dedicated Disposables	21.7	17.5	24%	42.2	34.5	22%
Other Disposables and Service	6.9	4.5	53%	12.4	8.8	41%

Subtotal	38.7	29.4	32%	78.7	63.2	25%

Patient Monitoring	1.2	1.6	(25%)	2.3	2.8	(18%)

International Total	$ 39.9	$ 31.0	29%	$ 81.0	$ 66.0	23%

ALARIS Medical Systems Total	$ 127.8	$ 108.5	18%	$ 248.9	$ 212.9	17%

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

        Sales. For the three months ended June 30, 2003, sales were $127.8 million, an increase of $19.2 million, or 18%, over the same period in the prior year. If currency exchange rates for the second quarter of 2003 had prevailed during the second quarter of 2002, sales would have been $114.3 million for the second quarter of 2002. Thus, excluding the effects of currency changes, the increase in sales for the second quarter of 2003 was $13.5 million, or 12%, over the second quarter of 2002.

        Higher volumes of both drug infusion instruments and disposable administration sets were the primary factors leading to the increase in North America sales of $10.4 million, or 13%, over the prior year. The increase in infusion instruments was primarily due to sales of the Medley Medication Safety System and our proprietary Guardrails Safety Software. We believe the increase in sales of dedicated disposables was due to an increase in our installed base of infusion devices. The increase in other disposables and service was due to approximately $2.2 million in additional sales of SmartSite Needle-Free systems over the second quarter 2002. The increase in sales of drug infusion products in North America was partially offset by lower volumes of patient monitoring instruments and associated disposables compared with the prior year.

        International sales for the second quarter of 2003 increased $8.9 million, or 29% compared with the same period in the prior year. Excluding the effects of currency changes, International sales for the second quarter of 2003 increased 9% over the second quarter of 2002. This increase was due to higher volumes of, and revenues from, large volume pumps, syringe pumps, dedicated disposable administration sets, SmartSite Needle-Free systems and service.

        Gross Profit. Gross profit increased $14.5 million, or 27%, for the quarter ended June 30, 2003, compared with the same quarter in the prior year. The gross margin percentage increased to 53.7% for the second quarter of 2003, from 49.9% for the second quarter of 2002. Excluding the effects of currency changes, gross profit for the second quarter of 2003 would have increased $10.4 million from the second quarter of 2002 and the gross margin percentage for the second quarter of 2002 would have been 50.9%. In both North America and International, the improved margin percentage was due to increased volume of products manufactured and sold, an increased percentage of revenues from sales of software products that carry a higher margin than equipment and disposables, and generally lower product costs resulting from improved manufacturing efficiencies.

        Selling and Marketing Expenses. Selling and marketing expenses increased $4.5 million, or 21%, for the quarter ended June 30, 2003, compared with the same period in 2002, primarily due to increased selling costs associated with higher sales volume in the second quarter of 2003 compared with the second quarter of 2002 and to higher sales and marketing costs related to increased personnel, consulting and related activities supporting the continued deployment of our medication safety strategy. As a percentage of sales, selling and marketing expenses increased to 20.0% for the second quarter of 2003 from 19.4% for the second quarter of 2002. Excluding the effects of currency changes, the increase in selling and marketing expenses for the second quarter of 2003 would have been $3.3 million, or 15%, compared with the second quarter of 2002.

        General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 16%, for the quarter ended June 30, 2003, compared with the same period in the prior year. As a percentage of sales, general and administrative expenses decreased to 9.5% for the second quarter of 2003, from 9.7% for the second quarter of 2002. Excluding the effects of currency changes, the increase in general and administrative expenses for the second quarter of 2003 would have been $1.2 million, or 11%, compared with the second quarter of 2002. Increases in administrative expenses were largely due to higher depreciation, legal and other professional services, and medical insurance expense over the same period in the prior year.

        Research and Development Expenses. Research and development expenses increased approximately $1.9 million, or 25%, for the quarter ended June 30, 2003, compared with the same period in the prior year. The increase was due to spending associated with new product development primarily related to our medication safety strategy, including increased spending on new products for the international market. This higher spending was primarily in the form of increased salaries and benefits and outside consulting. Research and development expenses increased to 7.4% of sales for the second quarter of 2003, compared with 7.0% of sales for the second quarter of 2002.

        Restructuring and Other Non-Recurring Items. In the first quarter of 2002, we recorded a non-recurring benefit of $1.1 million for an insurance settlement. The settlement related to damages and losses incurred at one of our disposable products manufacturing plants in Mexico in 1993 as a result of flooding. The contingency related to the insurance settlement was resolved in the first quarter of 2002, when we received proceeds of $1.0 million and notification of an additional payment due of $.1 million, which we received during April 2002.

        During the first quarter of 2002, we initiated a plan to restructure our Central European technical services. In connection with this plan, we recorded a charge of $.5 million which included $.4 million for severance costs for 21 positions affected by the relocation of our German operations and $.1 million related to lease termination payments. As of June 30, 2003, all severance payments had been made to the identified employees.

        Interest Income from Sales-Type Capital Leases. Interest income from sales-type capital leases decreased $.2 million, or 22%, for the quarter ended June 30, 2003, compared with the same quarter in 2002 due to a decrease in the contract portfolio as more customers have utilized third party financing.

        Interest Income. Interest income was constant for the quarter ended June 30, 2003, compared with the same quarter in 2002. While the average cash balance was higher than the same period in 2002, the yield earned on such balances was lower due to lower interest rates during the second quarter of 2003.

        Interest Expense. Interest expense decreased $.4 million, or 2%, for the quarter ended June 30, 2003, compared with the same period in the prior year, primarily as a result of the repurchase in February 2003 of $25 million of Senior Discount Notes.

        Recapitalization Expenses. In connection with the recapitalization discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, we recorded a pretax charge of $66.2 million ($40.5 million, net of tax, or $.67 per share) for the quarter ended June 30, 2003. This charge includes premiums (representing the excess of tender offer purchase prices over principal amounts of purchased indebtedness) and consent payments in connection with the tender offers and consent solicitations of $54.3 million, the write-off of related unamortized debt issuance costs of $9.9 million and other related costs of $2.0 million.

        Excluding this charge, net income for the quarter would have been $4.6 million and net income per common share, on a fully diluted basis, would have been $.07. On a pro forma basis, assuming the recapitalization had occurred on January 1, 2003, and excluding the charge relating to recapitalization expenses that we recorded in the second quarter of 2003, net income for the three months ended June 30, 2003 would have been $9.5 million and net income per common share, on a fully diluted basis, would have been $.13.

         [We refer the reader to "–Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data" on page 24 for a reconciliation of net income and net income per common share to this pro forma data, which are non-GAAP financial measures, as well as a discussion of the reasons that management believes the presentation of such information is useful for investors.]

        Other, Net. Other, net expenses increased $.9 million for the quarter ended June 30, 2003, compared with the same quarter in 2002 primarily due to higher charges incurred to settle foreign currency contracts and premium costs for currency option contracts.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

    Sales. For the six months ended June 30, 2003, sales were $248.9 million, an increase of $36.0 million, or 17%, over the same period in the prior year. If currency exchange rates for the six months ended June 30, 2003 had prevailed during the same period 2002, sales would have been $224.4 million for the six months ended June 30, 2002. Thus, excluding the effects of currency changes, the increase in sales for the six months ended June 30, 2003 was $24.5 million, or 11%, over the same period in 2002.

        Higher volumes of both drug infusion instruments and disposable administration sets were the primary factors leading to the increase in North America sales of $21.0 million, or 14%, over the prior year. The increase in infusion instruments was primarily due to sales of the Medley Medication Safety System and our proprietary Guardrails Safety Software. We believe that the increase in dedicated disposables was due to an increase in our installed base of infusion devices. The increase in other disposables and service was due to approximately $4.9 million in additional sales of SmartSite Needle-Free systems. The increase in sales of drug infusion products in North America was partially offset by lower volumes of patient monitoring instruments and associated disposables compared with the prior year.

        International sales for the six months ended June 30, 2003 increased $15.0 million, or 23% compared with the same period in the prior year. Excluding the effects of currency changes, International sales for the six months ended June 30, 2003 increased 5% over the same period in 2002. This increase was due to higher volumes of, and revenues from, large volume pumps, syringe pumps, dedicated disposable administration sets, SmartSite Needle-Free systems and services compared with the same period in the prior year.

        Gross Profit. Gross profit increased $25.9 million, or 25%, for the six months ended June 30, 2003, compared with the same period in the prior year. The gross margin percentage increased to 52.9% for the first half of 2003, from 49.7% for the first half of 2002. Excluding the effects of currency changes, gross profit for the six months ended June 30, 2003 would have increased $17.5 million from the same period in 2002 and the gross margin percentage for the six months ended June 30, 2002 would have been 50.9%. In both North America and International, the improved margin percentage was due to increased volume of products manufactured and sold, an increased percentage of revenues from sales of software products that carry a higher margin than equipment and disposables, and generally lower product costs resulting from improved manufacturing efficiencies.

        Selling and Marketing Expenses. Selling and marketing expenses increased $7.3 million, or 17%, for the six months ended June 30, 2003, compared with the same period in 2002, primarily due to increased selling costs associated with higher sales volume in the second quarter of 2003 compared with the prior year and to higher sales and marketing costs related to increased personnel, consulting and related activities supporting the continued deployment of our medication safety strategy. As a percentage of sales, selling and marketing expenses remained constant at 20.0%. Excluding the effects of currency changes, the increase in selling and marketing expenses for the six months ended June 30, 2003 would have been $4.8 million, or 11%, compared with the same period in 2002.

        General and Administrative Expenses. General and administrative expenses increased $3.1 million, or 15%, for the six months ended June 30, 2003, compared with the same period in the prior year. As a percentage of sales, general and administrative expenses decreased to 9.4% for the six months ended June 30, 2003, from 9.5% for the same period in 2002. Excluding the effects of currency changes, the increase in general and administrative expenses for the second quarter of 2003 would have been $2.6 million, or 13%, compared with the second quarter of 2002. Increases in administrative expenses were largely due to higher depreciation, legal and other professional services, and medical insurance expense over the same period in the prior year.

        Research and Development Expenses. Research and development expenses increased approximately $4.5 million, or 33%, for the six months ended June 30, 2003, compared with the same period in the prior year. The increase was due to spending associated with new product development primarily related to our medication safety strategy, including increased spending on new products for the international market. This higher spending was primarily in the form of increased salaries and benefits and outside consulting. Research and development expenses increased to 7.4% of sales for the first half of 2003, compared with 6.5% of sales for the same period in 2002.

        Restructuring and Other Non-Recurring Items. We recorded a non-recurring benefit of $1.1 million during the first quarter of 2002 for an insurance settlement. The settlement related to damages and losses incurred at one of our disposable products manufacturing plants in Mexico in 1993 as a result of flooding. The contingency related to the insurance settlement was resolved in the first quarter of 2002, when we received proceeds of $1.0 million and notification of an additional payment due of $.1 million, which we received during April 2002.

        During the first quarter of 2002, we initiated a plan to restructure our Central European technical services. In connection with this plan, we recorded a charge of $.5 million which included $.4 million for severance costs for 21 positions affected by the relocation of our German operations and $.1 million related to lease termination payments. As of June 30, 2003, all severance payments had been made to the identified employees.

        Interest Income from Sales-Type Capital Leases. Interest income from sales-type capital leases decreased $.6 million, or 24%, for the six months ended June 30, 2003, compared with the same period in 2002 due to a decrease in the contract portfolio as more customers have utilized third party financing.

        Interest Income. Interest income was constant for the six months ended June 30, 2003, compared with the same period in 2002. While the average cash balances were higher than the same period in 2002, the yield earned on such cash balances was lower due to lower interest rates during the first half of 2003.

        Interest Expense. Interest expense decreased $.2 million, or 1%, for the six months ended June 30, 2003, compared with the same period in the prior year, primarily as a result of the repurchase in February 2003 of $25 million of Senior Discount Notes.

        Recapitalization Expenses. In connection with the recapitalization discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, we recorded a pre-tax charge of $67.7 million ($41.4 million, net of tax, or $.69 per share) for the six months ended June 30, 2003. This charge includes premiums (representing the excess of tender offer purchase prices over principal amounts of purchased indebtedness) and consent payments in connection with the tender offers and consent solicitations of $55.4 million, the write-off of related unamortized debt issuance costs of $10.3 million and other related costs of $2.0 million.

        Excluding this charge, net income would have been $8.1 million and net income per common share, on a fully diluted basis, would have been $.13. On a pro forma basis, assuming the recapitalization had occurred on January 1, 2003, and excluding the charge relating to recapitalization expenses that we recorded in the first half of 2003, net income for the six months ended June 30, 2003 would have been $17.9 million and net income per common share, on a fully diluted basis, would have been $.24.

         [We refer the reader to "–Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data" on page 24 for a reconciliation of net income and net income per common share to this pro forma data, which are non-GAAP financial measures, as well as a discussion of the reasons that management believes the presentation of such information is useful for investors.]

        Other, Net. Other, net expenses increased $.2 million for the six months ended June 30, 2003, compared with the same period in 2002 primarily due to higher charges incurred to settle foreign currency contracts and premium costs for currency option contracts.

Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data

         The following table sets forth a reconciliation of our reported net loss and net loss per common share for the three and six months ended June 30, 2003 to our net income and net income per share on a pro forma basis as if the recapitalization and the sale on July 2, 2003 of the additional 900,000 shares of common stock had occurred on January 1, 2003, which pro forma amounts are non-GAAP financial measures. The pro forma data exclude the effect of the pre-tax charges of $66.2 million and $67.7 million we recorded for the three and six months ended June 30, 2003, respectively.

         The pro forma data assume that the following transactions occurred on January 1, 2003: (i) the sale of 10 million shares of common stock; (ii) the sale of $175 million aggregate principal amount of ALARIS Medical Systems' new 7-1/4% senior subordinated notes due 2011; (iii) borrowings of a $245 million term loan under the Credit Facility at an annual interest rate of 4.05%; (iv) the repurchase of all of our outstanding indebtedness pursuant to tender offers as described in Note 2 to the unaudited Condensed Consolidated Financial Statements; and (v) other debt repurchases made in 2003.

         The pro forma data is being presented to give management and investors an enhanced understanding of the effect of the recapitalization on our operating results. Management believes that the significant reduction in future interest expense resulting from the recapitalization is material to an understanding of our business and will have a significant impact on cash flow and earnings. We have excluded the effect of the recapitalization expenses from the pro forma data because such expenses will not have a continuing impact on the Company. The pro forma data is not necessarily indicative of the results of operations that would have been achieved had the transactions reflected therein been consummated prior to the period presented.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(dollars and share amounts in thousands)
Net loss, as reported	$(35,876)	$(33,329)
Adjustments to exclude recapitalization:
Recapitalization expenses	66,150	67,695
Income tax benefit	(25,679)	(26,279)

Net income, excluding recapitalization	4,595	8,087

Pro forma adjustments:
Interest expense	7,795	15,920
Other, net	(38)	(75)
Provision for taxes	(2,836)	(5,992)

Net income, pro forma	$9,516	$17,940

Net loss per common share, diluted, as reported	$(.59)	$(.55)

Net income per common share, diluted, excluding recapitalization	$.07	$.13

Net income per common share, diluted, pro forma	$.13	$.24

Weighted average common shares outstanding, as reported	60,543	60,160
Dilutive common stock equivalents	4,405	4,269

Weighted average common shares
outstanding, diluted, assuming net income for period	64,948	64,429
Pro forma adjustment:
Weighted average effect of sale of common stock	9,500	9,749

Weighted average common shares
outstanding diluted, pro forma	74,448	74,178

Liquidity and Capital Resources

         We expect to meet our short-term liquidity needs, including capital expenditure requirements, with cash flow from operations and cash on hand. In addition, due to the introduction of pre-payable bank debt into our capital structure, we expect to operate with lower cash balances than has been the case during the past several years. Therefore, we may also from time to time borrow under our new revolving credit facility. We will continue to use our funds primarily for operating expenses, including planned expenditures for new research and development programs, minor acquisitions of intellectual property or to supplement our manufacturing strategies, capital expenditures, scheduled interest payments on outstanding indebtedness, and reductions of our indebtedness through principal payments on our bank debt.

        The Company was required at June 30, 2003 to maintain $5.2 million in collateralized deposit accounts with commercial banks as security against open foreign exchange contracts, primarily forward contracts.

        As part of the recapitalization discussed in Note 2 to the Condensed Consolidated Financial Statements, we established a new $275 million credit facility with a group of banks and other lenders (the “Credit Facility”) providing for a six-year $245 million term loan and a five-year $30 million revolving credit facility. We also sold $175 million aggregate principal amount of 7-1/4% Senior Subordinated Notes due 2011 (the “Notes”) and 9.1 million shares of common stock. We received proceeds from the stock sale of $106.9 million, net of the underwriting discount and other expenses of $6.9 million. We used the net proceeds from the Notes and common stock offerings, borrowings under the term loan portion of the Credit Facility and a portion of our existing cash on hand to repurchase pursuant to tender offers and consent solicitations which we commenced in May 2003 with respect to substantially all outstanding indebtedness of ALARIS Medical Systems and Former AMS. On July 2, 2003, the underwriters of the common stock offering exercised their over-allotment option to purchase an additional 1.35 million shares at $12.50 per share, which consisted of 0.9 million shares purchased from the Company and 0.45 million shares purchased from the Company’s executive officers. The Company received proceeds from the sale of the 0.9 million shares, of $10.7 million, net of the underwriting discount and other fees of $0.6 million. The recapitalization, along with earlier repurchases of debt during 2003, reduced our indebtedness by $107 million since the year end 2002, reduced our projected annual interest expense by approximately $33 million, when compared with our full year 2002 interest expense, and simplified and added greater flexibility to our capital structure through the introduction of pre-payable bank debt.

        The Credit Facility contains various operating, financial and reporting covenants. As of June 30, 2003, the Company was in compliance with all such covenants. At June 30, 2003, we had $420.0 million of outstanding indebtedness composed of a $245.0 million term loan under the Credit Facility and $175.0 million of the Notes. The Company has not borrowed any portion of the revolving credit facility. As a result of the Company’s receipt of proceeds from sale of 0.9 million additional shares of common stock on July 2, 2003 in connection with the exercise by the common stock underwriters their over-allotment option, on July 10, 2003, the Company made a $10 million prepayment of principal under the term loan. The term loan bears interest at an annual rate equal to current LIBOR or a fluctuating base rate, plus 2.75%. The Company can elect to use either a one-, two-, three-, or six-month LIBOR rate. The Company has initially made a one-month election (presently 1.12% plus the margin of 2.75%), resulting in an interest rate at June 30, 2003 of 3.87% per annum. Payments of 0.25% of the original principal balance on the term loan plus accrued interest are due each quarter, with any unpaid principal balance due at maturity. The Company is required to pay a quarterly commitment fee at the rate of 0.5% per annum on the unused portion of the revolving credit facility.

         Pursuant to the terms of the Credit Facility, the Company has effectively fixed the variable interest rate exposure on 50% of our total outstanding debt. This was accomplished by fixing our LIBOR rate for the remainder of 2003 and entering into an interest rate swap agreement in July 2003 whereby $30 million of the term loan is effectively converted to a fixed rate of 5.0% (2.25% plus the current margin of 2.75%), and is effective beginning January 1, 2004 through December 31, 2005. Management will continue to evaluate its short term and long term strategies related to the interest rate risk associated with its variable rate debt. See Item 3 – Quantitative and Qualitative Disclosures about Market Risks.

        The Notes bear interest at an annual rate of 7-1/4%, which is payable semi-annually in arrears on July 1 and January 1 of each year, commencing January 1, 2004, and mature on July 1, 2011. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, we may redeem up to 35% principal amount of the Notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Notes, holders of the Notes may require the Company to purchase their Notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

        Both the Credit Facility and the Notes contain various operating, financial and reporting covenants. As of June 30, 2003, the Company was in compliance with all such covenants.

        After giving effect to the $10 million pre-payment of the term loan under the Credit Facility, we are required during the next twelve months (through June 30, 2004) to make quarterly interest payments on the term loan totaling $9.7 million (assuming current interest rates) and principal amortization payments totaling $2.5 million. In addition, our first semi-annual interest payment on the Notes in the amount of $6.4 million is due on January 1, 2004.

        Our ability to make principal and interest payments on our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our forecasts, we believe our cash flow from operations, together with our available cash and availability under our revolving credit facility, will be adequate to meet our liquidity needs for at least the next twelve months. We may need to refinance all or a portion of our indebtedness at maturity.

        In response to customer requests to finance their payments related to equipment purchases over time, we refer customers to an unrelated third party financing company. In recent years, $16 million to $30 million annually of drug infusion equipment sales to North American customers have been financed by this third party. If such third party financing source were no longer available to our customers, it could require us to find another party or to finance such customer purchases and require use of our cash. Additionally, our operating results could also be affected, as it is possible that customers could look to make their purchases from our competitors who might be able to finance such purchases at a lower cost of funds.

        In December 2002, we filed for a tax accounting change with the Internal Revenue Service (“IRS”) seeking approval of a more favorable income tax treatment for certain sales to third party distributors. We anticipate this tax accounting change will be approved by the IRS, and, accordingly have reflected the benefit as a reduction in our estimated current income tax liability for 2002. This change resulted in an $8 million cash tax savings in 2002 with an anticipated refund for income taxes previously paid in 2002 of an additional $4 million. This change affects only cash flow and does not impact the amount of the income tax expense included in the Condensed Consolidated Statement of Operations. Although management anticipates obtaining the requested approval from the IRS during 2003, there can be no assurances that the IRS will approve our request. Should the tax treatment not be approved by the IRS, we would be required to make tax payments, which we would have otherwise been able to defer indefinitely, of approximately $12 million plus interest. Such payment would not affect our Statement of Operations.

        Net cash provided by operating activities for the six months ended June 30, 2003, was $57.1 million compared with $17.5 million provided by operating activities in 2002. Net cash used in investing activities for the six months ended June 30, 2003 and 2002, was $21.6 million and $7.1 million, respectively. Cash used in investing activities also includes $13.7 million and $6.4 million in capital expenditures for the six months ended June 30, 2003 and 2002, respectively. Current year capital spending includes $4.2 million for our new enterprise-wide information system. We anticipate making capital expenditures of approximately $20 million during the remainder of 2003. Spending from investing activities also includes $7.3 million for the purchase of an unrestricted patent license for certain needle-free technology. Net cash used in financing activities for the six months ended June 30, 2003 was $75.0 million. This was primarily composed of repurchases of debt of $25.0 million in the first quarter and $566.8 million in the second quarter, offset by cash received in connection with the recapitalization, including net debt proceeds of $407.8 million and net proceeds from the sale of common stock of $106.9 million. Net cash used in financing activities for the six months ended June 30, 2002 was $14.4 million, and was primarily composed of principal payments on long-term debt in 2002. During the six months ended June 30, 2003, federal, state and foreign taxes paid (net of refunds) were $2.2 million.

        Due to the charges we recorded during the second quarter of 2003 in connection with the recapitalization and resulting payment of accreted interest on the Senior Discount notes, the Company anticipates generating substantial tax net operating losses (“NOL”) for 2003. The Company expects that such losses will effectively eliminate Federal income taxes payable for 2003 and allow the Company to carryback and recover income taxes paid in previous years. The Company currently estimates that it can recover approximately $8.5 million in income taxes paid in respect of previous years. As of June 30, 2003 the Company’s estimated NOL, before any amounts are carried forward or carried back, was approximately $127.1 million. As a result, the tax-effected value of such NOL is estimated to be approximately $50.9 million and is included in current deferred tax assets, net on the Condensed Consolidated Balance Sheet as of June 30, 2003.

        The following schedule summarizes our contractual obligations and commitments to make future payments as of June 30, 2003:

	Contractual Obligations & Commitments
	(dollars in millions)

Payments Due by Period	Long-term Debt	Operating Leases (B)	Interest Payments(C)	Total

2003 (A)	$1.2	$3.4	$5.1	$9.7
2004	2.5	6.1	22.9	31.5
2005	2.5	6.1	22.7	31.3
2006	2.5	2.1	22.6	27.2
2007	2.5	1.5	22.5	26.5
Thereafter	408.8	5.7	61.2	475.7

Total Contractual Cash Obligations	$420.0	$24.9	$157.0	$601.9

(A)	Amount represents remaining contractual obligation during 2003.

(B)	Operating leases for the remaining quarters in 2003 include $0.2 million for obligations under the lease of a manufacturing facility in Tijuana, Mexico after which we will temporarily occupy that and one other facility in Mexico through 2004 under open term leases. On July 2, 2003, we executed a 10 year lease agreement for a 190,000 square foot manufacturing facility in Tijuana, Mexico. Commencing July 1, 2004, we will begin making lease payments of $0.9 million per year, with a 3% annual rent escalation each following year.

(C)	We entered into an interest rate swap agreement in July 2003 to effectively fix the rate to 5% for $30 million of the term debt under our Credit Facility. Based on our initial interest rate at June 30, 2003 of 3.87% per annum, interest payments shown for 2004 and 2005 would each increase by $0.3 million.

Seasonality

        Infusion instrument sales are typically highest in the fourth quarter due to sales compensation plans that reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. We anticipate that this trend will continue but are unable to predict the effect, if any, from potential healthcare reform and increased competitive pressures. Approximately 36% of our 2002 sales of drug infusion instruments occurred during the fourth quarter of 2002.

Backlog

        The amount of unfilled orders, believed to be firm, at June 30, 2003 and 2002, was $9.9 million and $9.2 million, respectively.

Foreign Operations and Currency Exchange Rates

        We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks. This risk did not materially change during the second quarter of 2003. For the six months ended June 30, 2003 and 2002, approximately 35% and 33%, respectively, of our sales were denominated in currencies other than the U.S. dollar. For the six months ended June 30, 2003 and 2002, approximately 33% and 30%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico, Australia and South Africa. Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar.

        We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. At June 30, 2003, we recorded a liability in our Condensed Consolidated Balance Sheet of $.3 million for foreign currency forward contracts. As of December 31, 2002, forward contracts valued at $.1 million were recorded as a current asset in the Company’s Consolidated Balance Sheet.

        For the six months ended June 30, 2003 and 2002, we recognized net charges related to the designated cash flow hedges of forecasted foreign currency exchange transactions in the amounts of $1.3 million and $.2 million, respectively, in other expense, which consisted primarily of losses incurred to settle currency option contracts and premium costs for currency option contacts. Such costs were recorded in other, net in the Condensed Consolidated Statement of Operations. At June 30, 2003, $.8 million ($.5 million after tax) was included in accumulated other comprehensive loss. This represents the remaining option premium costs net of the fair value of the open option contracts that are designated as cash flow hedges. This loss is expected to be charged to earnings during 2003 as the hedged transactions occur.

        Due to changes in foreign currency exchange rates during 2003 and 2002, primarily a weakening of the U.S. dollar against many European currencies, we recognized foreign currency transaction gains of $.3 million and less than $.1 million during 2003 and 2002, respectively. Such gains were recorded in other, net in the Condensed Consolidated Statement of Operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk Management

        As part of our risk management strategy, we put in place a hedging program beginning in 2001 under which we enter into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar. We categorize these instruments as entered into for purposes other than trading. We do not utilize derivative instruments for trading or speculative purposes. These contracts are entered into to reduce the risk that our earnings and cash flows, resulting from certain forecasted transactions, will be affected by changes in foreign currency exchange rates. However, we may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions. The success of the hedging program depends, in part, on forecasts of our transactions in various currencies (primarily the Euro). Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan. We may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as hedges, if any, is recognized immediately in earnings. We did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the six months ended June 30, 2003 or the year ended December 31, 2002.

        As a matter of policy, we will only enter into currency contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. We believe the risk of loss related to counterparty default is remote and would only consist of the net market value gain (if any) of the underlying instrument. The contracts have varying maturities with none exceeding eighteen months. Costs associated with entering into contracts are not expected to be material to our financial results. (See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Foreign Operations and Currency Exchange Rates.”)

Interest Rate Risk

        ALARIS Medical Systems is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The term debt under the Credit Facility bears interest at a variable rate tied to LIBOR or other index at our option. Consistent with our risk management policy to reduce the effect of interest rate volatility and stabilize cash flows, and as required under the Credit Facility, we have fixed our LIBOR rate for the remainder of 2003 and entered into an interest rate swap agreement in July 2003 whereby $30 million of the term loan is effectively converted to a fixed rate and is effective beginning January 1, 2004 through December 31, 2005. Absent such swap, a one percentage point change in the interest rate on such term debt would result in an approximate $2.35 million annual change in interest expense, after giving effect to the $10 million pre-payment of the term loan in July 2003.

ITEM 4. CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

        As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II

OTHER INFORMATION

ITEM 1 –LEGAL PROCEEDINGS

(a)	In May 2003, the Company purchased from Filtertek, Inc. a worldwide, unrestricted license related to needle-free valve products. The purchase price of the license was $7.3 million. All remaining claims in a patent litigation relating to needle-free systems between Filtertek and the Company (and one of its customers), as discussed in note 14 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed under our former name “ALARIS Medical, Inc.”) for the year ended December 31, 2002, have been dismissed by the United States District Court for the District of Northern Illinois.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Stockholders of ALARIS Medical, Inc. was held on April 30, 2003.

(b)     The following resolutions were voted upon and the results of the voting were as follows:

1.	Election of directors
	Votes For	Votes Withheld
Hank Brown	56,383,148	972,735
Norman M. Dean	56,382,648	973,235
Henry Green	55,173,788	2,182,095
David L. Schlotterbeck	56,383,148	972,735
Barry D. Shalov	56,383,048	972,835
William T. Tumber	56,382,848	973,035

2.	Approval of the restatement and further amendment of current Restated Certificate of Incorporation to eliminate the prohibition against stockholder action by written consent

Votes For	Votes Against	Abstain	Broker Non-Votes
53,055,538	489,268	62,098	3,748,979

3.	Approval of the restatement and further amendment of current Restated Certificate of Incorporation to consolidate authorized shares of preferred stock into one class of preferred stock

Votes For	Votes Against	Abstain	Broker Non-Votes
52,596,244	976,116	35,544	3,748,979

4.	Approval of the restatement and further amendment of current Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75 million to 85 million

Votes For	Votes Against	Abstain	Broker Non-Votes
56,986,142	344,481	25,260	0

5.	Approval of an amendment to 1996 Stock Option Plan

Votes For	Votes Against	Abstain	Broker Non-Votes
55,360,197	1,917,872	77,814	0

6.	Ratification of appointment of PricewaterhouseCoopers LLP as independent accountants

Votes For	Votes Against	Abstain	Broker Non-Votes
57,207,289	128,812	19,782	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Status of Filing
1.1	Underwriting agreement, dated June 25, 2003, between ALARIS Medical, Inc. and Bear, Stearns & Co. Inc., Citigroup Global Markets Inc., UBS Securities LLC, CIBC World Markets Corp., and Jefferies & Company, Inc.	Incorporated by reference to Exhibit 1.1 to the Form 8-K filed July 14, 2003.
1.2	Underwriting agreement, dated June 25, 2003, between ALARIS Medical, Inc. and Bear, Stearns & Co. Inc., CIBC World Markets Corp., UBS Securities LLC and the selling stockholders named therein.	Incorporated by reference to Exhibit 1.2 the Form 8-K filed July 14, 2003.
3.1	Restated Certificate of Incorporation of ALARIS Medical, Inc.	Incorporated by reference to Exhibit 3.1 to the Form 8-A/A filed May 9, 2003.
3.2	Certificate of Ownership and Merger of ALARIS Medical Systems, Inc. into ALARIS Medical, Inc.	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed July 14, 2003.
4.1	Supplemental Indenture dated as of June 30, 2003 between ALARIS Medical Systems, Inc. and The Bank of New York, as trustee.	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed July 14, 2003.
10.1	Credit Agreement, dated as of June 30, 2003, among ALARIS Medical Systems, Inc., various Lenders and Issuers, Citicorp North America, Inc., UBS Securities LLC, Bear Stearns Corporate Lending Inc., CIBC World Markets Corp., Citigroup Global Markets Inc., and UBS Securities LLC.	Filed herewith
10.2	Pledge And Security Agreement, dated as of June 30, 2003, between ALARIS Medical Systems, Inc. and Citicorp North America, Inc. as administrative agent for the secured parties listed within the Credit Facility Agreement.	Filed herewith
10.3	Guaranty, dated as of June 30, 2003, by ALARIS Release Corp., ALARIS Consent Corp., River Medical, Inc., and IVAC Overseas Holdings, Inc. for Citicorp North America, Inc. as administrative agent for the secured parties listed within the Credit Facility Agreement.	Filed herewith
31.1	Certification by David L. Schlotterbeck Pursuant to Securities Exchange Act Rule 13a-15.	Filed herewith
31.2	Certification by William C. Bopp Pursuant to Securities Exchange Act Rule 13a-15.	Filed herewith
32.1	Certification by David L. Schlotterbeck Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification by William C. Bopp Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(b) Reports on Form 8-K

The Company filed the following Current Reports on 8-K during the quarter ended June 30, 2003:

1.	April 30, 2003, discussing under Item 12 an earnings press release dated April 30, 2003 reporting its results for the three months ended March 31, 2003.

2.	May 13, 2003, discussing under Item 5 a press released dated May 13, 2003 announcing the receipt of a patent license relating to needle-free valve products and the related settlement of a patent lawsuit with Filtertek Inc.

3.	May 23, 2003, discussing under Item 5 a press released dated May 23, 2003 announcing the cash tender offer and consent solicitation for all of its outstanding bonds in connection with a proposed recapitalization of ALARIS Medical, Inc. and its subsidiary ALARIS Medical Systems, Inc.

4.	May 30, 2003, discussing under Item 5 a press released dated May 30, 2003 announcing an increase to the purchase price with respect to the tender offer and consent solicitation for ALARIS Medical Systems, Inc. 11-5/8% senior secured notes.

5.	June 6, 2003, discussing under Item 5 a press released dated June 6, 2003 announcing the receipt of consents of more than 96% in the aggregate in its tender offers and consent solicitations. The Company also announced that it had extended the date of the tender offer.

6.	June 11, 2003, discussing under Item 5 a press released dated June 11, 2003 announcing the intent to offer and sell common stock and senior subordinated notes as part of the previously announced recapitalization.

7.	June 23, 2003, discussing under Item 5 a press released dated June 23, 2003 announcing the extended expiration date of its cash tender offers for all outstanding indebtedness.

8.	June 26, 2003, discussing under Item 5 a press released dated June 26, 2003 announcing the pricing of its public offering of common stock and 7¼% senior subordinated notes due July 1, 2011 and the intent to establish a $245 million bank term loan and $30 million revolving credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2003	ALARIS MEDICAL SYSTEMS, INC.
————————————————
                                  (Registrant)

By: /s/ WILLIAM C. BOPP
——————————————
William C. Bopp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ ROBERT F. MATHEWS
——————————————
Robert F. Mathews
Vice President - Finance and Treasurer
(Principal Accounting Officer)