Form 10-K/A
period 2002-12-31
ALARIS MEDICAL SYSTEMS INC
filed 2003-08-26
CIK 817161

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Mark One)
[|X|]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period from __________ to __________

Commission file number	1-10207

ALARIS MEDICAL SYSTEMS, INC.
(formerly known as ALARIS MEDICAL, INC.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3492624 (I.R.S. Employer Identification Number)

10221 Wateridge Circle, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code	(858) 458-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [|X|] NO: ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

The registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [|X|] No [ ]

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

EXPLANATORY NOTE

         This Form 10-K/A is being filed solely for the purpose of correcting Exhibit 23, the Consent of Independent Accountants, to reference additional Registration Statements on Form S-8 of ALARIS Medical Systems, Inc. in such Consent, and does not reflect any events occurring after the date of filing of the original Form 10-K or otherwise modify or update any of the information contained therein, other than the change of the registrant’s name to ALARIS Medical Systems, Inc. from ALARIS Medical, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on August 26, 2003.

ALARIS MEDICAL SYSTEMS, INC. By: /s/ DAVID L. SCHLOTTERBECK ———————————————— David L. Schlotterbeck President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification by David L. Schlotterbeck Pursuant to Securities Exchange Act Rule 13a-15.
31.2	Certification by William C. Bopp Pursuant to Securities Exchange Act Rule 13a-15.