Form 10-Q
period 2003-09-30
ALARIS MEDICAL SYSTEMS INC
filed 2003-10-28
CIK 817161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 8, 2003, the registrant had 71,013,793 shares of common stock outstanding.

ALARIS MEDICAL SYSTEMS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

Condensed consolidated statement of operations for the three and nine
months ended September 30, 2003 and 2002 (unaudited)	3

Consolidated balance sheet at September 30, 2003 (unaudited) and
December 31, 2002	4

Condensed consolidated statement of cash flows for the nine months ended
September 30, 2003 and 2002 (unaudited)	5

Condensed consolidated statement of changes in stockholders' equity and comprehensive loss for the period from December 31, 2002 to September
30, 2003 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 - Controls and Procedures	29

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	30

        We have registered, applied to register or are using the following trademarks referred to in this document: ALARIS®, ALARIS Medical Systems®, Guardrails®, Medication Safety at the Point of Care™, Medley™, and SmartSite®

FORM 10 – Q
PART 1-ITEM 1
FINANCIAL STATEMENTS

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(Dollar and share amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$130,454	$113,063	$379,393	$325,983
Cost of sales	60,035	55,519	177,195	162,597

Gross profit	70,419	57,544	202,198	163,386

Selling and marketing expenses	25,284	22,512	75,061	65,025
General and administrative expenses	11,902	10,108	35,229	30,372
Research and development expenses	9,635	8,064	27,934	21,846
Restructuring and other non-recurring items	-	-	-	(585)

Total operating expenses	46,821	40,684	138,224	116,658

Interest income from sales-type
capital leases	780	1,080	2,530	3,391

Income from operations	24,378	17,940	66,504	50,119

Other income (expenses):
Interest income	119	144	632	626
Interest expense	(6,612)	(14,632)	(35,271)	(43,523)
Recapitalization expenses	-	-	(67,695)	-
Other, net	(261)	(334)	(783)	(635)

Total other expense	(6,754)	(14,822)	(103,117)	(43,532)

Income (loss) before income taxes	17,624	3,118	(36,613)	6,587
Provision for (benefit from) income taxes	6,695	1,246	(14,213)	2,634

Net income (loss)	$10,929	$1,872	$(22,400)	$3,953

Net income (loss) per common share, basic	$.15	$.03	$(.35)	$.07

Net income (loss) per common share, diluted	$.15	$.03	$(.35)	$.06

Weighted average common shares
outstanding, basic	70,716	59,507	63,684	59,350

Weighted average common shares
outstanding, diluted	75,250	62,922	63,684	62,112

accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
(Dollar and share amounts in thousands, except per share data)

ASSETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$38,517	$69,739
Receivables, net	77,726	90,050
Inventories	58,078	56,924
Deferred tax assets, net, current	37,922	18,063
Prepaid expenses and other current assets	10,038	8,703

Total current assets	222,281	243,479

Net investment in sales-type capital leases, less current portion	11,051	16,050
Property, plant and equipment, net	62,752	56,448
Other non-current assets	40,692	35,666
Goodwill	143,984	143,984
Intangible assets, net	88,425	90,074

	$569,185	$585,701

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$2,450	$-
Accounts payable	21,570	19,187
Accrued expenses and other current liabilities	57,980	51,157

Total current liabilities	82,000	70,344

Long-term debt	386,938	527,468
Other non-current liabilities	27,190	20,038

Total non-current liabilities	414,128	547,506

Contingent liabilities and commitments (Note 9)

Stockholders' equity:
Non-redeemable preferred stock, authorized 9,000 shares,
issued and outstanding: none	-	-
Common stock, authorized 85,000 shares at $.01 par value;
issued 71,449 and 60,045 shares at September 30, 2003
and December 31, 2002, respectively	714	600
Capital in excess of par value	275,857	151,423
Accumulated deficit	(199,807)	(177,407)
Treasury stock, at cost, 453 shares issued at September 30, 2003 and December 31, 2002	(2,027)	(2,027)
Accumulated other comprehensive loss	(1,680)	(4,738)

Total stockholders' equity	73,057	(32,149)

	$569,185	$585,701

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(22,400)	$3,953
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19,684	17,409
Stock options granted to non-employees for service	-	100
Net loss on disposal/write-off of property, plant and equipment and intangibles	707	442
Debt discount and issue costs amortization and write-offs	2,539	1,993
Accretion of bond interest	8,921	13,493
Recapitalization expenses	67,695	-
(Increase) decrease in assets:
Receivables, net	13,152	(12,563)
Inventories	(976)	2,407
Prepaid expenses and other current assets	(901)	3,467
Deferred tax assets, net, current	(17,042)	(7,386)
Net investment in sales-type capital leases, non-current portion	4,999	6,379
Other non-current assets	552	(871)
Increase (decrease) in liabilities:
Accounts payable	2,850	(1,187)
Accrued expenses and other current liabilities	5,031	3,712
Other non-current liabilities	7,152	2,383

Net cash provided by operating activities	91,963	33,731

Cash flows from investing activities:
Capital expenditures	(21,930)	(11,699)
Patents, trademarks and other	(8,494)	(922)

Net cash used in investing activities	(30,424)	(12,621)

Cash flows from financing activities:
Repurchase of debt and related costs	(591,839)	-
Principal payments on long-term debt	(30,613)	(15,969)
Proceeds from term loan borrowing	245,000	-
Proceeds from issuance of long-term debt	175,000	-
Proceeds from exercise of stock options	3,776	1,695
Proceeds from sale of common stock	125,000	-
Equity issuance costs	(7,459)	-
Debt issuance costs	(12,230)	-

Net cash used in financing activities	(93,365)	(14,274)

Effect of exchange rate changes on cash	604	380

Net (decrease) increase in cash	(31,222)	7,216
Cash and cash equivalents at beginning of period	69,739	51,200

Cash and cash equivalents at end of period	$38,517	$58,416

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
(Dollar and share amounts in thousands)

	Common Stock Shares Amount		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock Shares Amount		Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity	Compre- hensive Loss

Balance at December 31, 2002	60,045	$600	$151,423	$(177,407)	453	$(2,027)	$(4,738)	$(32,149)

Comprehensive loss:
Net loss for the period				(22,400)				(22,400)	$(22,400)
Equity adjustment from foreign
currency translation							4,308	4,308	4,308
Effects of cash flow hedges included
in other comprehensive loss
(net of tax benefit of $779)							(1,250)	(1,250)	(1,250)

Comprehensive loss									$(19,342)

Sale of common stock	10,000	100	117,441					117,541
Exercise of stock options	1,404	14	3,762					3,776
Tax benefit from exercise of stock options			3,231					3,231

Balance at September 30, 2003	71,449	$714	$275,857	$(199,807)	453	$(2,027)	$(1,680)	$73,057

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

        In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, costs, expenses, assets, liabilities and related disclosure of contingent amounts. While the Company believes its estimates and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

Collateral deposit:

        The Company was required at September 30, 2003 to maintain $4,686, in collateralized deposit accounts with commercial banks as security against open foreign exchange contracts, primarily forward contracts. Such amounts are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheet. This collateral amount will fluctuate as open foreign exchange contracts are settled throughout 2003 and 2004. Under the secured credit agreement (discussed in Note 5), the Company has the ability to enter into similar foreign exchange contracts with lenders who will not require restricted cash balances to be maintained.

NOTE 1 – BUSINESS AND STATEMENT OF ACCOUNTING POLICY (Continued)

Shipping and handling costs:

        Shipping and handling costs for customer sales are classified as a selling and marketing expense. Shipping and handling costs for customer sales, for the three and nine months ended September 30, 2003, were $2,085 and $6,253, respectively. Shipping and handling costs for customer sales, for the three and nine months ended September 30, 2002, were $2,369 and $6,160, respectively.

Product warranties and deferred service revenues:

        Generally, the Company’s standard warranty for infusion instruments is a one- or two-year warranty (based on the specific product) that covers both parts and labor. In some instances, a customer may elect to have parts-only warranty coverage, which adds a year to the coverage period. Patient monitoring products generally have a three-year parts and labor warranty. For patient monitoring products the Company sells that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company provides for the estimated cost of product warranties at the time revenue is recognized. Product warranties are recorded in other current and other non-current liabilities.

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

        Changes in the liability for product warranty and deferred revenue associated with these service programs for the period ended September 30, 2003 was as follows:

Product warranties:
Balance at December 31, 2002	$8,557
Accruals for warranties issued during the period	5,546
Adjustments to pre-existing warranties	(200)
Settlements made during the period	(5,575)

Balance at September 30, 2003	$8,328

Deferred service revenues:
Balance at December 31, 2002	$10,039
Amounts added to deferred revenue	1,713
Amounts recorded as revenue during the period	(1,151)

Balance at September 30, 2003	$10,601

NOTE 1 – BUSINESS AND STATEMENT OF ACCOUNTING POLICY (Continued)

Net income per common share:

        Basic and diluted net income per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), using the weighted-average number of shares of common stock outstanding and common stock equivalents during the period.

        Weighted average common shares used in the calculation of diluted earnings per share for the three months ended September 30, 2003 includes common stock equivalents of 4,534. As the Company experienced net losses during the nine months ended September 30, 2003, basic and diluted net loss per share are the same. If the Company had earnings during the nine months ended September 30, 2003, common stock equivalents of 4,349 would have been added to the weighted shares outstanding for the period. Weighted average common shares used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2002 includes common stock equivalents of 3,415 and 2,762, respectively. For the three and nine months ended September 30, 2003, options to purchase 28 and 494 shares of common stock, respectively, were excluded from the calculation of common stock equivalents because the options have an exercise price greater than or equal to the average market value of ALARIS Medical Systems’ common stock during the period. For the three and nine months ended September 30, 2002, options to purchase 309 and 263 shares of common stock, respectively, were excluded from the calculation of common stock equivalents because the options have an exercise price greater than or equal to the average market value of ALARIS Medical Systems’ common stock during the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$10,929	$1,872	$(22,400)	$3,953
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(843)	(230)	(2,075)	(1,688)

Pro forma net income (loss)	$10,086	$1,642	$(24,475)	$2,265

Earnings per share:
Net income (loss) per common share, basic	$.15	$.03	$(.35)	$.07

Net income (loss) per common share, diluted	$.15	$.03	$(.35)	$.06

Net income (loss) per common share, pro forma basic	$.14	$.03	$(.38)	$.04

Net income (loss) per common share, pro forma diluted	$.13	$.03	$(.38)	$.04

        These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2003 and 2002 – dividend yields of 0% and expected lives of 7 years. Weighted average risk free interest rates of 3.6% and 3.3% were used for the three and nine months ended September 30, 2003, respectively. Expected volatility of 50% was used for both the three and nine months ended September 30, 2003. The weighted average risk free interest rate of 3.4% and expected volatility of 75% was used for both the three and nine months ended September 30, 2002.

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

        In April 2003, Former AMS repurchased $2,500 principal amount of its 11-5/8% Senior Secured Notes due 2006 (“Senior Secured Notes”), at a total cost of $2,925, representing a premium of 17% over such principal amount. Such premium, along with a write-off of unamortized debt issuance costs related to the purchased Senior Secured Notes, was recorded as a charge of $503 in the Company’s second quarter 2003 operating results.

        In April 2003, AMI filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) registering $550,000 of equity and debt securities. In May 2003, AMI commenced a cash tender offer for any and all of its outstanding Senior Discount Notes, and Former AMS commenced cash tender offers for any and all of its outstanding Senior Secured Notes and 9-3/4% Senior Subordinated Notes due 2006 (“Senior Subordinated Notes”). On June 30, 2003, ALARIS Medical Systems sold in underwritten public offerings pursuant to the registration statement $175,000 of 7-1/4% senior subordinated notes due 2011 (the “Notes”) and 9,100 shares of its common stock at an offering price of $12.50 per share. Proceeds received from the sale of the Notes were $170,625, net of the underwriting discount of $4,375. Proceeds received from the stock offering were $106,882, net of the underwriting discount and other expenses of $6,868. Also on June 30, 2003, the Company established a new credit facility with a group of banks and other lenders providing for a six-year $245,000 term loan and a five-year $30,000 revolving credit facility. (See Note 5 – Long-term Debt)

        On July 2, 2003, the underwriters of the common stock offering exercised their over-allotment option to purchase an additional 1,350 shares at $12.50 per share, which consisted of 900 shares purchased from ALARIS Medical Systems and 450 shares purchased from the Company’s executive officers. ALARIS Medical Systems received proceeds from the sale of these 900 shares of $10,659, net of the underwriting discount of $591, which proceeds were recorded in the Company’s stockholders’ equity during the third quarter.

        The Company used the net proceeds from the sale of the Notes and the common stock, borrowings under the $245,000 bank term loan and approximately $51,000 of its existing cash: (i) to repurchase, pursuant to the tender offers described above: (a) all outstanding Senior Discount Notes at a price of 105.375% of the principal amount thereof at maturity, (b) all outstanding Senior Secured Notes at a price of 122% of principal amount thereof, plus accrued interest and (c) all (except $25, which was not tendered) Senior Subordinated Notes at a price of 103.75% of principal amount thereof, plus accrued interest; and (ii) to pay related fees and expenses. All of such transactions occurred in June 2003. In August 2003, ALARIS Medical Systems retired the remaining $25 of Senior Subordinated Notes at a price of 103.25%.

        The sale of the Notes and common stock, the borrowings under the bank credit facility, the repurchase of indebtedness pursuant to the tender offers, other debt repurchases made in 2003 and the merger of Former AMS into AMI described in Note 1 are collectively referred to as the “Recapitalization.”

NOTE 2 – RECAPITALIZATION EXPENSES (Continued)

        Premiums (representing the excess of tender offer purchase prices over principal amounts of the purchased indebtedness) and consent fees paid in connection with the tender offers and consent solicitations, representing a total of $53,854, along with a write-off of unamortized debt issuance costs of $9,833 and other costs of $1,960, were recorded in “other expenses” as a total charge of $65,647 in the second quarter of 2003. These charges are in addition to the $503 charge related to the $2,500 repurchase of Senior Secured Notes during the second quarter of 2003 and the $1,545 charge related to the $25,000 repurchase of Senior Discount Notes during the first quarter of 2003. As a result, the Company recorded total pre-tax charges related to the recapitalization for the nine months ended September 30, 2003 of $67,695.

NOTE 3 –INTANGIBLE ASSETS

Acquired intangible assets were as follows:

	September 30, 2003		December 31, 2002
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Patents	$29,021	$19,331	$29,021	$18,135
Distribution rights and license
agreements	8,462	4,477	8,462	4,024

Subtotal other intangible assets, net
(subject to amortization)	37,483	23,808	37,483	22,159
Acquired other intangible assets
(not subject to amortization):
IVAC trade name	74,750	-	74,750	-

Intangible assets, net	$112,233	$23,808	$112,233	$22,159

        For the quarter ended September 30, 2003 and 2002, amortization expense for intangible assets, net was $548 and $561, respectively. For the nine months ended September 30, 2003 and 2002, amortization expense for intangible assets, net was $1,649 and $1,730, respectively. The estimated future annual amortization expense for intangible assets, net is as follows:

Fiscal Year
2003 (A)	$532
2004	2,182
2005	2,182
2006	2,130
2007	1,774

    (A)        Amount represents remaining estimated amortization expense for 2003.

NOTE 4 – INVENTORIES

Inventories comprise the following:

	September 30, 2003	December 31, 2002

Raw materials	$30,425	$27,946
Work-in-process	3,333	2,322
Finished goods	24,320	26,656

	$58,078	$56,924

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2003	December 31, 2002

Bank credit facility, total term loans due 2009	$214,388	$-
7-1/4% senior subordinated notes due 2011	175,000	-
9-3/4% senior subordinated notes due 2006	-	180,000
11-5/8% senior secured notes due 2006	-	170,000
11-1/8% senior discount notes due 2008	-	177,468

	389,388	527,468
Current portion	2,450	-

Long-term debt	$386,938	$527,468

Bank credit facility:

        As part of the recapitalization described in Note 2, on June 30, 2003, the Company established a $275,000 bank credit facility (the “Credit Facility”) consisting of a six-year $245,000 term loan and a five-year $30,000 revolving credit facility. The Company has not borrowed any portion of the revolving credit facility. The term loan bears interest at an annual rate equal to current LIBOR (or, at the Company’s option, a fluctuating base rate), plus 2.75%. The Company can elect to use either a one-, two-, three-, or six-month LIBOR rate. The Company has made elections resulting in a weighted average interest rate at September 30, 2003 of 3.87% (1.12% plus the margin of 2.75%) per annum. Payments of 0.25% of the original principal balance on the term loan plus accrued interest are due each quarter, with any unpaid principal balance due at maturity. The Company is required to pay a quarterly commitment fee at an annual rate of 0.5% on the unused portion of the revolving credit facility. As a result of the Company’s receipt of proceeds from the sale of 900 additional shares of common stock on July 2, 2003, in connection with the exercise by the underwriters of their over-allotment option to purchase common stock, on July 10, 2003, the Company made a $10,000 prepayment of principal under the term loan. Utilizing cash flow from operations, the Company made two additional principal prepayments of $10,000 each during the third quarter of 2003, along with the first scheduled principal payment of $613 on September 30, 2003. Non-cash charges of $748 for the write-off of financing costs related to the prepayments were recorded in the Company’s interest expense in the third quarter.

    Subsequently, in October 2003, the Company made a principal prepayment of $10,000 utilizing cash flow from operations. A non-cash charge of $241 for the write-off of financing costs related to the prepayment will be recorded in the Company’s interest expense in the fourth quarter.

NOTE 5 – LONG-TERM DEBT (Continued)

        The Company is also required, under terms agreeable to lenders under the Credit Facility, to effectively fix the variable interest rate exposure on at least 50% of its total outstanding debt. The Company met this requirement by fixing its LIBOR rate for the remainder of 2003 and entering into two separate interest rate swap agreements in July 2003 and August 2003 whereby $202,000 of the term loan is effectively converted to a weighted average fixed rate of 5.36% beginning January 2, 2004. The July 2003 swap agreement has a notional amount of $30,000 and expires on December 30, 2005. The August 2003 swap agreement has an original notional amount of $172,000 that decreases on a quarterly basis to a final notional amount of $54,000 and expires on December 29, 2006.

        The Credit Facility contains various operating, financial and reporting covenants. As of September 30, 2003, the Company was in compliance with all such covenants.

Senior subordinated notes:

        As part of the recapitalization described in Note 2, ALARIS Medical Systems sold $175,000 principal amount of its senior subordinated notes due 2011 (the “Notes”). The Notes bear interest at an annual rate of 7-1/4%, which is payable semi-annually in arrears on July 1 and January 1 of each year, commencing January 1, 2004, and mature on July 1, 2011. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, the Company may redeem up to 35% of the Notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Notes, holders may require the Company to purchase their Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Notes are subject to certain restrictive and reporting covenants. As of September 30, 2003, the Company was in compliance with all such covenants.

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

        Also during the first quarter of 2002, the Company initiated a plan to restructure its technical services operations in Central Europe. In this connection, the Company recorded a charge of $540 which included $400 for severance costs for 21 positions affected by the relocation of the German operation and $140 related to lease termination expenses. As of September 30, 2003, all severance payments have been made to the identified employees and $47 in lease termination payments have been made.

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

        The table below presents information about reported segments for the:

Three months ended September 30:

	North America	International	Total

2003
Sales	$90,328	$40,126	$130,454
Income from operations	15,324	9,054	24,378
2002
Sales	$78,060	$35,003	$113,063
Income from operations	9,998	7,942	17,940

Nine months ended September 30:

	North America	International	Total

2003
Sales	$258,223	$121,170	$379,393
Income from operations	38,300	28,204	66,504
2002
Sales	$224,965	$101,018	$325,983
Income from operations	27,943	22,176	50,119

NOTE 8 – CASH FLOW INFORMATION

        For the nine months ended September 30, 2003 and 2002, federal, state and foreign income taxes paid, net of tax refunds, totaled $3,193 and $7,097, respectively. Interest paid during the nine months ended September 30, 2003 and 2002 totaled $22,513 and $21,706, respectively.

NOTE 9 – CONTINGENCIES AND LITIGATION

Litigation:

        In May 2003, the Company purchased from Filtertek, Inc. a worldwide, unrestricted patent license related to needle-free valve products. The purchase price of the license of $7,300 has been capitalized and is included in the Company’s balance sheet under the caption “Other non-current assets” and is being amortized on a straight-line basis over a 10 year estimated useful life. All remaining claims in a patent litigation relating to needle-free systems between Filtertek and the Company (and one of its customers), as discussed in note 14 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed under our former name “ALARIS Medical, Inc.”) for the year ended December 31, 2002, have been dismissed by the United States District Court for the District of Northern Illinois.

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

Cal Pacifico:

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

Intellectual Property Indemnification:

    Under our sales agreements with certain customers, subject to certain exceptions and limitations, we have agreed to indemnify our customers for damages and costs, including attorneys fees, resulting from infringement by our products of third-party intellectual property rights. In certain circumstances, we also may have an obligation to defend our customer against claims of such infringement made by third parties. Subject to expiration or termination of third party intellectual property rights and to statutes of limitation that bar third party claims, the terms of our indemnifications are generally perpetual from the effective date of the agreement. Based on historical experience, the Company does not believe any significant payments will result, and accordingly, we have not accrued any amounts for our indemnification. However, there can be no assurances that we will not have any future financial exposure under these indemnifications.

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

Overview:

         We develop and market products for the safe delivery of intravenous (IV) medications. The Company’s IV medication and infusion therapy delivery systems, software applications, needle-free disposables and related monitoring equipment are marketed in the United States and internationally. ALARIS Medical Systems’ “smart” pumps, with the proprietary Guardrails Safety Software, help to reduce the risks and costs of medication errors, help to safeguard patients and clinicians and gather and record clinical information for review, analysis and interpretation.

        We have one of the largest installed bases of large volume pump delivery lines in the U.S. hospital market, which we believe to be approximately 32% of such lines. We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in eight Western European countries, as well as in Australia, Canada, New Zealand and South Africa. We provide our products, professional and technical support and training services to over 5,000 hospital and health care systems, as well as alternative care sites, in more than 120 countries through our direct sales force and distributors. We also have long-term contracts with most major hospital group purchasing organizations (GPOs) in the United States, which enhance our ability to sell our products to individual member hospitals. We generate approximately two-thirds of our revenues from our North America business unit and approximately one-third of our revenues from our International business unit. Headquartered in San Diego, California, ALARIS Medical Systems employs approximately 2,900 people worldwide.

Critical Accounting Policies and Estimates:

        Our discussion and analysis of our operating results and financial condition is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles.

        Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: inventory valuation, allowances for uncollectible accounts receivable and estimated rebates, cost of field corrective actions, deferred tax asset valuation and carrying value of intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. However, the inherent nature of estimates is that actual results will likely be different from these estimates. Our accounting practices are discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed under our former name “ALARIS Medical, Inc.”) for the year ended December 31, 2002.

Results of Operations:

        The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.0	49.1	46.7	49.9

Gross margin	54.0	50.9	53.3	50.1
Selling and marketing expenses	(19.4)	(19.9)	(19.8)	(19.9)
General and administrative expenses	(9.1)	(8.9)	(9.3)	(9.3)
Research and development expenses	(7.4)	(7.1)	(7.4)	(6.7)
Restructuring and other non-recurring items	-	-	-	0.2
Interest income from sales-type capital leases	0.6	0.9	0.7	1.0

Income from operations	18.7	15.9	17.5	15.4
Interest expense, net	(5.0)	(12.8)	(9.1)	(13.2)
Recapitalization expenses	-	-	(17.8)	-
Other, net	(0.2)	(0.3)	(0.2)	(0.2)

Income (loss) before income taxes	13.5	2.8	(9.6)	2.0
(Provision for) benefit from income taxes	(5.1)	(1.1)	3.7	(0.8)

Net income (loss)	8.4%	1.7%	(5.9)%	1.2%

        We report our sales results consistent with our two geographical segments: North America and International. The following table summarizes sales to customers by each segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	incr/(decr)	2003	2002	incr/(decr)
	(dollars in millions)

North America
Infusion Instruments	$24.5	$18.4	33%	$68.4	$49.1	39%
Dedicated Disposables	37.8	34.9	8%	110.6	103.3	7%
Other Disposables and Service	22.0	18.3	20%	61.3	53.4	15%

Subtotal	84.3	71.6	18%	240.3	205.8	17%
Patient Monitoring	6.1	6.5	(6%)	17.9	19.2	(7%)

North America Total	$90.4	$78.1	16%	$258.2	$225.0	15%

International
Infusion Instruments	$9.9	$9.9	0%	$33.9	$29.8	14%
Dedicated Disposables	22.3	18.5	21%	64.5	53.0	22%
Other Disposables and Service	6.6	5.3	25%	19.1	14.1	35%

Subtotal	38.8	33.7	15%	117.5	96.9	21%
Patient Monitoring	1.3	1.3	0%	3.7	4.1	(10%)

International Total	$40.1	$35.0	15%	$121.2	$101.0	20%

ALARIS Medical Systems Total	$130.5	$113.1	15%	$379.4	$326.0	16%

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

        Sales. For the three months ended September 30, 2003, sales were $130.5 million, an increase of $17.4 million, or 15%, over the same period in the prior year. If currency exchange rates for the third quarter of 2003 had prevailed during the third quarter of 2002, sales would have been $117.3 million for the third quarter of 2002. Thus, excluding the effects of currency changes, the increase in sales for the third quarter of 2003 was $13.2 million, or 11%, over the third quarter of 2002.

        Higher volumes of both drug infusion instruments and disposable administration sets were the primary factors leading to the increase in North America sales of $12.3 million, or 16%, over the prior year. The increase in infusion instruments was primarily due to sales of the Medley Medication Safety System and our proprietary Guardrails Safety Software. We believe the increase in sales of dedicated disposables was due to an increase in our installed base of infusion devices. The growth in other disposables and service was due to an increase of approximately $2.6 million in sales of SmartSite Needle-Free Systems along with an increase in professional services over the third quarter of 2002. The increase in sales of drug infusion products in North America was partially offset by lower volumes of patient monitoring instruments and associated disposables compared with the prior year.

        International sales for the third quarter of 2003 increased $5.1 million, or 15%, compared with the same period in the prior year. Excluding the effects of currency changes, International sales for the third quarter of 2003, increased 3% over the third quarter of 2002. This increase was due to higher volumes of, and revenues from, dedicated disposable administration sets, SmartSite Needle-Free Systems and service.

        Gross Profit. Gross profit increased $12.9 million, or 22%, for the quarter ended September 30, 2003, compared with the same quarter in the prior year. The gross margin percentage increased to 54.0% for the third quarter of 2003, from 50.9% for the third quarter of 2002. Excluding the effects of currency changes, gross profit for the third quarter of 2003 would have increased $10.3 million from the third quarter of 2002 and the gross margin percentage for the third quarter of 2002 would have been 51.3%. In both Business Units, the improved margin percentage was due to increased volume of products manufactured and sold, an increased percentage of revenues from sales of software products that carry a higher margin than equipment and disposables, lower warranty costs, and generally lower product costs resulting from improved manufacturing efficiencies.

        Selling and Marketing Expenses. Selling and marketing expenses increased $2.8 million, or 12%, for the quarter ended September 30, 2003, compared with the same period in 2002, primarily due to increased selling costs associated with higher sales volume in the third quarter of 2003 compared with the third quarter of 2002 and to higher sales and marketing costs related to increased personnel, consulting and related activities supporting the continued deployment of our medication safety strategy. As a percentage of sales, selling and marketing expenses decreased to 19.4% for the third quarter of 2003 from 19.9% for the third quarter of 2002. Excluding the effects of currency changes, the increase in selling and marketing expenses for the third quarter of 2003 would have been $2.0 million, or 8%, compared with the third quarter of 2002.

        General and Administrative Expenses. General and administrative expenses increased $1.8 million, or 18%, for the quarter ended September 30, 2003, compared with the same period in the prior year. As a percentage of sales, general and administrative expenses increased to 9.1% for the third quarter of 2003, from 8.9% for the third quarter of 2002. Increases in administrative expenses were largely due to higher depreciation, legal and other professional services, and bonus expense over the same period in the prior year. Excluding the effects of currency changes, the increase in general and administrative expenses for the third quarter of 2003 would have been $1.5 million, or 15%, compared with the third quarter of 2002.

        Research and Development Expenses. Research and development expenses increased approximately $1.6 million, or 19%, for the quarter ended September 30, 2003, compared with the same period in the prior year. The increase was due to spending associated with new product development primarily related to our medication safety strategy, including increased spending on new products for the international market. This higher spending was primarily in the form of increased salaries and benefits and outside consulting. Research and development expenses increased to 7.4% of sales for the third quarter of 2003, compared with 7.1% of sales for the third quarter of 2002.

        Interest Income from Sales-Type Capital Leases. Interest income from sales-type capital leases decreased $.3 million, or 28%, for the quarter ended September 30, 2003, compared with the same quarter in 2002, due to a decrease in the contract portfolio as more customers have utilized third party financing.

        Interest Expense. Interest expense decreased $8.0 million, or 55%, for the quarter ended September 30, 2003, compared with the same period in the prior year. Included in interest expense in the third quarter of 2003 is $.7 million of debt-issue cost write-offs related to $30 million in prepayments made under our new bank credit facility (the “Credit Facility”). The decrease in interest expense resulted from the reduction in the principal amount of outstanding debt and lower interest rates on debt under the Credit Facility and the Notes compared with the interest rates on the debt which was refinanced in the second quarter recapitalization described in Note 2 to the unaudited Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

            Sales. For the nine months ended September 30, 2003, sales were $379.4 million, an increase of $53.4 million, or 16%, over the same period in the prior year. If currency exchange rates for the nine months ended September 30, 2003 had prevailed during the same period 2002, sales would have been $341.8 million for the nine months ended September 30, 2002. Thus, excluding the effects of currency changes, the increase in sales for the nine months ended September 30, 2003 was $37.6 million, or 11%, over the same period in 2002.

        Higher volumes of both drug infusion instruments and disposable administration sets were the primary factors leading to the increase in North America sales of $33.2 million, or 15%, over the prior year. The increase in infusion instruments was primarily due to sales of the Medley Medication Safety System and our proprietary Guardrails Safety Software. We believe that the increase in dedicated disposables was due to an increase in our installed base of infusion devices. The growth in other disposables and service was due to an increase of approximately $7.5 million in sales of SmartSite Needle-Free Systems along with an increase in professional services. The increase in sales of drug infusion products in North America was partially offset by lower volumes of patient monitoring instruments and associated disposables compared with the prior year.

        International sales for the nine months ended September 30, 2003 increased $20.2 million, or 20%, compared with the same period in the prior year. Excluding the effects of currency changes, International sales for the nine months ended September 30, 2003 increased 5% over the same period in 2002. This increase was due to higher volumes of, and revenues from, large volume pumps, dedicated disposable administration sets, SmartSite Needle-Free Systems and services compared with the same period in the prior year.

        Gross Profit. Gross profit increased $38.8 million, or 24%, for the nine months ended September 30, 2003, compared with the same period in the prior year. The gross margin percentage increased to 53.3% for the first nine months of 2003, from 50.1% for the first nine months of 2002. Excluding the effects of currency changes, gross profit for the nine months ended September 30, 2003 would have increased $27.7 million from the same period in 2002 and the gross margin percentage for the nine months ended September 30, 2002 would have been 51.0%. In both Business Units, the improved margin percentage was due to increased volume of products manufactured and sold, an increased percentage of revenues from sales of software products that carry a higher margin than equipment and disposables, lower warranty costs, and generally lower product costs resulting from improved manufacturing efficiencies.

        Selling and Marketing Expenses. Selling and marketing expenses increased $10.0 million, or 15%, for the nine months ended September 30, 2003, compared with the same period in 2002, primarily due to increased selling costs associated with higher sales volume in 2003 compared with the prior year and to higher sales and marketing costs related to increased personnel, bonus expense, consulting and related activities supporting the continued deployment of our medication safety strategy. As a percentage of sales, selling and marketing expenses decreased to 19.8% for the nine months ended September 30, 2003, from 19.9% for the same period in 2002. Excluding the effects of currency changes, the increase in selling and marketing expenses for the nine months ended September 30, 2003 would have been $6.8 million, or 10%, compared with the same period in 2002.

        General and Administrative Expenses. General and administrative expenses increased $4.9 million, or 16%, for the nine months ended September 30, 2003, compared with the same period in the prior year. As a percentage of sales, general and administrative expenses remained constant at 9.3%. Excluding the effects of currency changes, the increase in general and administrative expenses for the nine months ended September 30, 2003 would have been $4.2 million, or 13%, compared with the same period in 2002. Increases in administrative expenses were largely due to higher depreciation, legal and other professional services, and bonus expense over the same period in the prior year.

        Research and Development Expenses. Research and development expenses increased approximately $6.1 million, or 28%, for the nine months ended September 30, 2003, compared with the same period in the prior year. The increase was due to spending associated with new product development primarily related to our medication safety strategy, including increased spending on new products for the international market. This higher spending was primarily in the form of increased salaries, bonus, benefits and outside consulting. Research and development expenses increased to 7.4% of sales for the nine months ended September 30, 2003, compared with 6.7% of sales for the same period in 2002.

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

        During the first quarter of 2002, we initiated a plan to restructure our Central European technical services. In connection with this plan, we recorded a charge of $.5 million which included $.4 million for severance costs for 21 positions affected by the relocation of our German operations and $.1 million related to lease termination payments. As of September 30, 2003, all severance payments had been made to the identified employees.

        Interest Income from Sales-Type Capital Leases. Interest income from sales-type capital leases decreased $.9 million, or 25%, for the nine months ended September 30, 2003, compared with the same period in 2002 due to a decrease in the contract portfolio as more customers have utilized third party financing.

        Interest Expense. Interest expense decreased $8.3 million, or 19%, for the nine months ended September 30, 2003, compared with the same period in the prior year. Included in interest expense in the third quarter of 2003 is $.7 million of debt-issue cost write-offs related to $30 million in prepayments made under the Credit Facility. The decrease in interest expense resulted from the reduction in the principal amount of outstanding debt and lower interest rates on debt under the Credit Facility and the Notes compared with the interest rates on the debt which was refinanced in the recapitalization described in Note 2 to the unaudited Condensed Consolidated Financial Statements.

        Recapitalization Expenses. In connection with the recapitalization discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements, we recorded a pre-tax charge of $67.7 million ($41.4 million, net of tax, or $.69 per share) through June of 2003. This charge includes premiums (representing the excess of tender offer purchase prices over principal amounts of purchased indebtedness) and consent payments in connection with the tender offers and consent solicitations of $55.4 million, the write-off of related unamortized debt issuance costs of $10.3 million and other related costs of $2.0 million. No charges were recorded in the third quarter of 2003.

        Excluding this charge, for the nine months ended September 30, 2003, net income would have been $19.1 million and net income per common share, on a fully diluted basis, would have been $.28. On a pro forma basis, assuming the recapitalization had occurred on January 1, 2003, and excluding the charge relating to recapitalization expenses that we recorded in the first half of 2003, net income for the nine months ended September 30, 2003 would have been $29.0 million and net income per common share, on a fully diluted basis, would have been $.39.

        We refer the reader to “–Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data” on page 23 for a reconciliation of net income and net income per common share to this pro forma data, which are non-GAAP financial measures, as well as a discussion of the reasons that management believes the presentation of such information is useful for investors.

Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data

        The following table sets forth a reconciliation of our reported net loss and net loss per common share for the nine months ended September 30, 2003 to our net income and net income per share on a pro forma basis as if the recapitalization had occurred on January 1, 2003, which pro forma amounts are non-GAAP financial measures. The pro forma data exclude the effect of the pre-tax charges of $67.7 million we recorded in the first half of 2003.

        The pro forma data assume that the following transactions occurred on January 1, 2003: (i) the sale of 10 million shares of common stock; (ii) the sale of $175 million aggregate principal amount of ALARIS Medical Systems’ new 7-1/4% senior subordinated notes due 2011 (the “Notes”); (iii) borrowings of a $245 million term loan under our new $275 million Credit Facility at an annual interest rate of 4.05%; (iv) the repurchase of all of our outstanding indebtedness pursuant to tender offers as described in Note 2 to the unaudited Condensed Consolidated Financial Statements; and (v) other debt repurchases made in the first half of 2003.

        The pro forma data is being presented to give management and investors an enhanced understanding of the effect of the recapitalization on our operating results. Management believes that the significant reduction in future interest expense resulting from the recapitalization is material to an understanding of our business and will have a significant impact on cash flow and earnings. We have excluded the effect of the recapitalization expenses from the pro forma data because such expenses will not have a continuing impact on the Company. The pro forma data are not necessarily indicative of the results of operations that would have been achieved had the transactions reflected therein been consummated prior to the period presented.

Nine Months Ended September 30, 2003
(dollars and share amounts in thousands)

Net loss, as reported	$(22,400)

Adjustments to exclude recapitalization expenses:
Recapitalization expenses	67,695
Income tax benefit	(26,279)

Net income, excluding recapitalization expenses	19,016

Pro forma adjustments:
Interest expense	15,958
Other, net	(75)
Provision for taxes	(6,007)

Net income, pro forma	$28,892

Net loss per common share, diluted, as reported	$(.35)

Net income per common share, diluted, excluding
Recapitalization expenses	$.28

Net income per common share, diluted, pro forma	$.39

Weighted average common shares outstanding, as reported	63,684
Dilutive common stock equivalents	4,349

Weighted average common shares
outstanding, diluted, assuming net income for period	68,033
Pro forma adjustment:
Weighted average effect of sale of common stock	6,490

Weighted average common shares
outstanding diluted, pro forma	74,523

Liquidity and Capital Resources

        We expect to meet our short-term liquidity needs, including capital expenditure requirements, with cash flow from operations and cash on hand. In addition, due to the introduction of pre-payable bank debt into our capital structure as a result of the June 2003 recapitalization, we expect to operate with lower cash balances than has been the case during the past several years. Therefore, we may also from time to time borrow under the revolving portion of the Credit Facility. We will continue to use our funds primarily for operating expenses, including planned expenditures for new research and development programs, minor acquisitions of intellectual property or to supplement our manufacturing strategies, capital expenditures, scheduled interest payments on outstanding indebtedness, and reductions of our indebtedness through principal payments on our bank debt.

        We were required at September 30, 2003 to maintain $4.7 million in collateralized deposit accounts with commercial banks as security against open foreign exchange contracts, primarily forward contracts.

        As part of the recapitalization discussed in Note 2 to the Condensed Consolidated Financial Statements, we established our new Credit Facility, which provides for a six-year $245 million term loan and a five-year $30 million revolving credit facility. We also sold $175 million aggregate principal amount of Notes and 9.1 million shares of common stock. We received proceeds from the sale of the Notes of $170.6 million, net of the underwriting discount and proceeds from the sale of our common stock of $106.9 million, net of the underwriting discount and other expenses of $6.9 million. We used the net proceeds from the Notes and common stock offerings, borrowings under the term loan portion of the Credit Facility and a portion of our existing cash on hand to repurchase (pursuant to tender offers and consent solicitations which we commenced in May 2003) substantially all of our outstanding indebtedness. On July 2, 2003, the underwriters of the common stock offering exercised their over-allotment option to purchase an additional 1.35 million shares at $12.50 per share, which consisted of 0.9 million shares purchased from us and 0.45 million shares purchased from our executive officers. We received proceeds from the sale of the 0.9 million shares, of $10.7 million, net of the underwriting discount of $0.6 million. The recapitalization, along with earlier repurchases of debt during 2003, reduced our outstanding indebtedness at June 30, 2003 by $107 million from the amount outstanding at December 31, 2002, reduced our projected annual interest expense by approximately $33 million, when compared with our full year 2002 interest expense, and simplified and added greater flexibility to our capital structure through the introduction of pre-payable bank debt.

        As a result of our receipt of the proceeds from the sale of 0.9 million additional shares of common stock on July 2, 2003 in connection with the exercise by the common stock underwriters of their over-allotment option, on July 10, 2003, we made a $10 million prepayment of principal under the term loan portion of the Credit Facility. Utilizing cash flow from operations, we made two additional principal prepayments of $10 million each during the third quarter of 2003, as well as the first scheduled principal payment of $0.6 million on September 30, 2003, and a subsequent principal prepayment of $10 million in October 2003.

        At September 30, 2003, giving effect the principal payments made in the quarter of $30.6 million, we had $389.4 million of outstanding indebtedness composed of a $214.4 million term loan under the Credit Facility and $175.0 million of the Notes. We have not borrowed any portion of the revolving credit facility. The term loan bears interest at an annual rate equal to current LIBOR or a fluctuating base rate, plus 2.75%. We can elect to use either a one-, two-, three-, or six-month LIBOR rate. We have made elections resulting in a weighted average interest rate at September 30, 2003 of 3.87% per annum (presently 1.12% plus the margin of 2.75%). Payments of 0.25% of the original principal balance on the term loan plus accrued interest are due each quarter, with any unpaid principal balance due at maturity. We are required to pay a quarterly commitment fee at the rate of 0.5% per annum on the unused portion of the revolving credit facility.

        Pursuant to the terms of the Credit Facility, we are required to effectively fix the variable interest rate exposure on at least 50% of our total outstanding debt. We have met this requirement by fixing our LIBOR rate for the remainder of 2003 and entering into two separate interest rate swap agreements in July 2003 and September 2003 whereby $202.0 million of the term loan is effectively converted to a weighted average fixed rate of 5.36% beginning January 2, 2004. The July 2003 swap agreement has a notional amount of $30.0 million and expires on December 30, 2005. The September 2003 swap agreement has an original notional amount of $172.0 million that decreases on a quarterly basis to a final notional amount of $54.0 million and expires on December 29, 2006. Our management will continue to evaluate our short term and long term strategies related to the interest rate risk associated with our variable rate debt. See Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

        The Notes bear interest at an annual rate of 7-1/4%, which is payable semi-annually in arrears on July 1 and January 1 of each year, commencing January 1, 2004, and mature on July 1, 2011. The Notes are redeemable at our option, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, we may redeem up to 35% principal amount of the Notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Notes, holders of the Notes may require us to purchase their Notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

        The Credit Facility contains various operating, financial and reporting covenants. The Notes contain certain restrictive and reporting covenants. As of September 30, 2003, we were in compliance with all such covenants.

        After giving effect to the $30.6 million of principal payments of the term loan under the Credit Facility, we are required during the next twelve months (through September 30, 2004) to make quarterly interest payments on the term loan and settlements on the two swaps totaling $11.9 million (assuming current interest rates) and principal amortization payments totaling $2.5 million. In addition, semi-annual interest payments on the Notes in the amounts of $6.4 million and $6.3 million are due on January 1, 2004 and July 1, 2004, respectively.

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

        In response to customer requests to finance their payments related to equipment purchases over time, we refer customers to an unrelated third party financing company. In recent years, $16 million to $30 million annually, and $30 million through September 30, 2003, of drug infusion equipment sales to North American customers have been financed by this third party. If such third party financing source were no longer available to our customers, it could require us to find another party or to finance such customer purchases and require use of our cash. Additionally, our operating results could also be affected, as it is possible that customers could look to make their purchases from our competitors who might be able to finance such purchases at a lower cost of funds.

        In September 2003, we received approval from the Internal Revenue Service (“IRS”), of our application of December 31, 2002, for a more favorable income tax treatment for sales to third party distributors. We have previously reflected the benefit for this tax accounting change as a reduction in our estimated current income tax liability for 2002 and 2003. This change resulted in an $8 million cash tax savings in 2002 with an anticipated refund for income taxes previously paid in 2002 of an additional $4 million. Based on our continued expected growth in sales to third party distributors, we anticipate that additional cash tax savings will be realized in future years. This change affects only cash flow and does not impact the amount of the income tax expense included in the Condensed Consolidated Statement of Operations.

        Net cash provided by operating activities for the nine months ended September 30, 2003, was $92.0 million compared with $33.7 million provided by operating activities for the same period in 2002. Net cash used in investing activities for the nine months ended September 30, 2003 and 2002, was $30.4 million and $12.6 million, respectively. Cash used in investing activities includes $21.9 million and $11.7 million in capital expenditures for the nine months ended September 30, 2003 and 2002, respectively. Current year capital spending includes $8.3 million for our new enterprise-wide information system. We anticipate making capital expenditures of approximately $10.0 million during the remainder of 2003. Spending from investing activities also includes $7.3 million for the purchase of an unrestricted patent license for certain needle-free technology. Net cash used in financing activities for the nine months ended September 30, 2003 was $93.4 million. This was primarily composed of repurchases of debt of $25.0 million in the first quarter, $566.8 million in the second quarter, and principal prepayments under the Credit Facility of $30.6 in the third quarter, offset by cash received in connection with the recapitalization, including net debt proceeds of $407.8 million and net proceeds from the sale of common stock of $117.5 million. Net cash used in financing activities for the nine months ended September 30, 2002 was $14.3 million, and was primarily composed of principal payments on long-term debt in 2002. During the nine months ended September 30, 2003, federal, state and foreign taxes paid (net of refunds) were $3.2 million.

         Due to the charges we recorded during the second quarter of 2003 in connection with the recapitalization and resulting payment of accreted interest on the Senior Discount Notes, we anticipate generating substantial tax net operating losses (“NOL”) for 2003. We expect that such losses will effectively eliminate Federal income taxes payable for 2003 and 2004 as well as allow us to carryback and recover income taxes paid in previous years. The tax effected value of our estimated NOL is included in current deferred tax assets, net on the Consolidated Balance Sheet as of September 30, 2003.

        The following schedule summarizes our contractual obligations and commitments to make future payments as of September 30, 2003:

	Contractual Obligations & Commitments (dollars in millions)

Payments Due by Period	Long-term Debt	Interest Payments(B)	Operating Leases	Purchase Obligations	Total

2003 (A)	$ 0.6	$ 2.2	$ 1.9	$ 0.6	$ 5.3
2004	2.5	25.3	7.8	3.6	39.2
2005	2.5	22.9	7.5	4.0	36.9
2006	2.5	22.2	3.3	4.0	32.0
2007	2.5	20.9	2.5	4.0	29.9
Thereafter	378.8	64.7	12.7	1.0	457.2

Total Contractual Cash Obligations	$ 389.4	$ 158.2	$ 35.7	$ 17.2	$ 600.5

(A)	Amount represents remaining contractual obligation during 2003.
(B)	Interest payment obligations include interest payable quarterly against the variable interest term loan under the Credit Facility at the current interest rate of 3.87% per annum, interest payable semi-annually on the Notes at a fixed annual rate of 7-1/4% plus quarterly contractual settlements under the two swap agreements.

Seasonality

        Infusion instrument sales are typically highest in the fourth quarter due to sales compensation plans that reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. We anticipate that this trend will continue but are unable to predict the effect, if any, from increased competitive pressures. Approximately 36% of our 2002 sales of drug infusion instruments occurred during the fourth quarter of 2002.

Backlog

        The amount of unfilled orders, believed to be firm, at September 30, 2003 and 2002, was $9.0 million and $12.9 million, respectively.

Foreign Operations and Currency Exchange Rates

        We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks. This risk did not materially change during the third quarter of 2003. For the nine months ended September 30, 2003 and 2002, approximately 33% and 32%, respectively, of our sales were denominated in currencies other than the U.S. dollar. For the nine months ended September 30, 2003 and 2002, approximately 32% and 30%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico, Australia and South Africa. Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar.

        We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. At September 30, 2003, we recorded a liability in our Consolidated Balance Sheet of $.6 million for foreign currency forward contracts and an asset of $.5 million for option contracts. As of December 31, 2002, forward contracts valued at $.1 million were recorded as a current asset in the Company’s Consolidated Balance Sheet.

        For the nine months ended September 30, 2003 and 2002, we recognized net charges related to the designated cash flow hedges of forecasted foreign currency exchange transactions in the amounts of $1.6 million and $.5 million, respectively, in other expense, which consisted primarily of losses incurred to settle currency option contracts and premium costs for currency option contacts. Such costs were recorded in other, net in the Condensed Consolidated Statement of Operations. At September 30, 2003, $1.1 million ($.7 million after tax) was included in accumulated other comprehensive loss. This represents the remaining option premium costs net of the fair value of the open option contracts that are designated as cash flow hedges. This loss is expected to be charged to earnings during 2003 as the hedged transactions occur.

        Due to changes in foreign currency exchange rates during 2003 and 2002, primarily a weakening of the U.S. dollar against many European currencies, we recognized foreign currency transaction gains of $.2 million and less than $.1 million during the nine months ended September 30, 2003 and 2002, respectively. Such gains were recorded in other, net in the Condensed Consolidated Statement of Operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk Management

        As part of our risk management strategy, we put in place a hedging program beginning in 2001 under which we enter into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar. We categorize these instruments as entered into for purposes other than trading. We do not utilize derivative instruments for trading or speculative purposes. These contracts are entered into to reduce the risk that our earnings and cash flows, resulting from certain forecasted transactions, will be affected by changes in foreign currency exchange rates. However, we may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions. The success of the hedging program depends, in part, on forecasts of our transactions in various currencies (primarily the Euro). Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan. We may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as hedges, if any, is recognized immediately in earnings. We did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the nine months ended September 30, 2003 or the year ended December 31, 2002.

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

Interest Rate Risk

        We are exposed to market risk from changes in interest rates, which could impact our results of operations and financial condition. The term loan under the Credit Facility bears interest at a variable rate tied to LIBOR or other index at our option. Consistent with our risk management policy to reduce the effect of interest rate volatility and stabilize cash flows, and as required under the Credit Facility, we have fixed our LIBOR rate for the remainder of 2003 and entered into two interest rate swap agreements in July 2003 and August 2003 whereby $202 million of the term loan is effectively converted to a fixed rate and is effective beginning January 2, 2004. Since entering into the swap agreements, the fair value of the swaps has become negative. At September 30, 2003, the negative market value of the swaps was $1.2 million ($.7 million after tax) and is included in accumulated other comprehensive loss. Should we terminate the swaps in advance of their expiration, the cost to us could be material. Absent such swaps, a one percentage point change in the interest rate on our term loan (assuming no further principal prepayments) would result in an approximate $2.14 million annual change in interest expense.

ITEM 4. CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rule 13a-14 under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits

Exhibit No.	Description of Exhibit	Status of Filing

3.2	ALARIS Medical Systems, Inc. By-Laws (as amended through June 30, 2003).	Incorporated by reference to Exhibit 2.3 to the Form 8-A12B filed September 19, 2003.

31.1	Certification by David L. Schlotterbeck Pursuant to Securities Exchange Act Rule 13a-15.	Filed herewith

31.2	Certification by William C. Bopp Pursuant to Securities Exchange Act Rule 13a-15.	Filed herewith

32.1	Certification by David L. Schlotterbeck Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification by William C. Bopp Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

    (b)        Reports on Form 8-K

    We filed the following Current Reports on 8-K during the quarter ended September 30, 2003:

1.	July 1, 2003, reporting under Item 5 a press release announcing the completion of our recapitalization and the merger of ALARIS Medical Systems, Inc. into ALARIS Medical, Inc.

2.	July 3, 2003, reporting under Item 5 a press release announcing that the underwriters of our recent public offering of common stock have exercised their over-allotment option in full to purchase an additional 1,350,000 shares of common stock.

3.	July 14, 2003, reporting information under Items 5 and 7, and including the following exhibits : (i) Underwriting Agreement dated June 25, 2003, between ALARIS Medical, Inc. and Bear, Stearns & Co. Inc., Citigroup Global Markets Inc., UBS Securities LLC, CIBC World Markets Corp., and Jefferies & Company, Inc., relating to the offering of the Notes; (ii) Underwriting Agreement dated June 25, 2003, between ALARIS Medical, Inc. and Bear, Stearns & Co. Inc., CIBC World Markets Corp., and UBS Securities LLC, relating to the Company’s common stock offering; (iii) Certificate of Ownership and Merger of ALARIS Medical Systems, Inc. into ALARIS Medical, Inc.; and (iv) the Supplemental Indenture dated June 25, 2003 between ALARIS Medical Systems, Inc. and The Bank of New York, as trustee.

4.	July 30, 2003, discussing under Item 12 an earnings press release dated July 30, 2003 reporting our results for the three and six months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALARIS MEDICAL SYSTEMS, INC.
(Registrant)

Date: October 28, 2003	By: /s/ WILLIAM C. BOPP —————————————— William C. Bopp Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ ROBERT F. MATHEWS —————————————— Robert F. Mathews Vice President - Finance and Treasurer (Principal Accounting Officer)