Form 10-K
period 2003-12-31
ALARIS MEDICAL SYSTEMS INC
filed 2004-03-04
CIK 817161

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number 1-10207

ALARIS MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3492624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10221 Wateridge Circle, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (858) 458-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
———————————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: [  X  ] No: [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X  ] No [   ]

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $283,341,040.

As of February 6, 2004, the registrant had 71,681,538 shares of common stock outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004 (“Proxy Statement”) are incorporated by reference as described in Part III.

FORWARD-LOOKING STATEMENTS

                Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 1– “Business” and Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” and “Factors Relating to ALARIS, Our Industry and Our Common Stock,” and general conditions in the economy and capital markets.

                We have registered, applied to register or are using the following trademarks referred to in this document: AccuSlide®, ALARIS®, ALARIS Medical Systems®, Asena™, CORE•CHECK®, Gemini PC-1®, Gemini PC-2TX®, Gemini PC-2®, Gemini PC-4®, Guardrails®, IMED®, IVAC®, IV-RIGHT™, Medication Safety At The Point of Care™, Medley™, MedSystem III®, PCAM®, ReadyMED®, Signature Edition®, SMARTServiceSM, SmartSite®, SmartSite® Plus, TEMP•PLUS®, Turbo Temp™, VITAL•CHECK®.

INDEX

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	46

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

PART I

ITEM 1. BUSINESS

The Company

                ALARIS Medical Systems, Inc. was originally incorporated under the name Advanced Medical Technologies, Inc. on September 28, 1988. On November 26, 1996, IMED Corporation, the Company’s operating subsidiary, and IVAC Medical Systems, Inc., two pioneers in infusion systems, merged to create ALARIS Medical Systems, Inc. (“Former AMS”), and the Company changed its name to ALARIS Medical, Inc. (“AMI”). On June 30, 2003, AMI and Former AMS completed a recapitalization. In connection with the recapitalization, Former AMS merged with and into AMI, which changed its name to ALARIS Medical Systems, Inc. Unless the context otherwise requires, the terms “ALARIS,” the “Company,” “we,” “our” and “us” refer to ALARIS Medical Systems, Inc. and its consolidated subsidiaries.

Overview

                We develop and market products for the safe delivery of intravenous (IV) medications. We are a global leader in the design, development and marketing of IV medication safety and infusion therapy delivery systems, software applications, needle-free disposables and related patient monitoring equipment. Our intravenous infusion systems are used to deliver to patients one or more fluids, primarily pharmaceuticals or nutritionals, and consist of medication safety systems, single and multi-channel large volume infusion pumps, syringe pumps and dedicated and non-dedicated disposable administration sets. Our “smart” pumps, with our proprietary Guardrails Safety Software, help to reduce the risks and costs of medication errors, help to safeguard patients and clinicians and gather and record clinical information for review, analysis and interpretation.

                We provide products, professional and technical support and training services to over 5,000 hospitals and health care systems, as well as alternative care sites, in over 100 countries through a direct sales force of over 200 salespersons and more than 100 distributors. For the year ended December 31, 2003, we had total sales of $533.9 million, operating income of $98.8 million, and net loss of $7.5 million or $.11 per share, including pre-tax charges of $67.7 million related to our June 2003 recapitalization.

                We have one of the largest installed bases of large volume pump delivery lines, or channels, in the U.S. hospital market, which we believe to be approximately 32% of such channels. We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in Belgium, France, Italy, The Netherlands, Norway, Spain, Sweden, the United Kingdom, Australia, Canada, New Zealand and South Africa. In addition, we are a leading provider of patient monitoring products that measure and monitor temperature, with a substantial installed base of hospital thermometry systems in the United States. We also provide products which measure and monitor pulse, pulse oximetry and blood pressure.

                We derive a significant portion of our revenues from recurring sales to customers using our systems of our higher margin dedicated and non-dedicated disposable administration sets and components, which consist of the plastic tubing and connecting devices that act as the interface between the infusion pump and the patient. In North America, each of our current large volume pumps, including our Medley Medication Safety System large volume pump modules, uses only dedicated disposable administration sets designed and manufactured by or for us for that particular pump. Many of our disposable administration sets feature our proprietary SmartSite Needle-Free System, which is designed to reduce caregiver risks associated with accidental needlesticks. For the year ended December 31, 2003, we derived approximately 61% of our total revenues from the sale of disposable administration sets, approximately 28% of our revenues from the sale of infusion and medication safety systems and the balance from sales of our patient monitoring products and our consulting products and services.

                We operate through two geographical business units:

o	Our North America business unit develops, manufactures and provides medication safety systems, infusion therapy devices, patient vital signs monitoring products and related disposables, primarily using a direct sales force for product distribution. Sales to North America customers generated $364.5 million of sales (68.3% of total sales) and $59.3 million of Income from Operations (60.0% of total Income from Operations) for the year ended December 31, 2003.

o	Our International business unit develops, manufactures and provides infusion therapy devices, patient vital signs monitoring products and related disposables in Europe, Asia, the Middle East, Australia, New Zealand, South Africa and Latin America using both a direct sales force and product distributors in areas where we do not have a direct sales force. Sales to distributors accounted for 15.0% of International sales in 2003. Sales to International customers generated $169.4 million of sales (31.7% of total sales) and $39.5 million of Income from Operations (40.0% of total Income from Operations) for the year ended December 31, 2003.

                In October 2003, we continued the expansion of our medication safety strategy outside the North American market by releasing our proprietary Guardrails Software for markets outside the United States. Continuing our commitment to improving patient safety at the point of care, in December 2003, we announced the first live beta site of our joint bar-coding solution with McKesson Automation Inc. for IV medication administration. The joint solution combines the Medley Medication Safety System with the Guardrails Software and the ALARIS Network with McKesson’s Admin-Rx bar-code scanning and communications technology, to enable caregivers to confirm medication orders and verify infusion parameters electronically.

Our Industry

                Medications and fluids are commonly delivered directly into a patient’s vein by means of infusion systems that administer precise, measured quantities of fluids over a wide range of infusion rates. Large volume pumps are volumetric devices that regulate flow by electronically measuring a specific volume of a fluid and use positive pressure to overcome the resistance of the infusion tubing and the back pressure generated by the patient’s circulatory system. Syringe pumps operate by gradually depressing the plunger on a standard disposable syringe, thereby delivering a more concentrated dose of medication at a very precise rate of accuracy. The infusion systems sold in the markets in which we compete consist of single and multi-channel infusion pumps and disposable administration sets. Disposable pumps are single use products designed for use primarily in alternate-site settings. Disposable administration sets are either dedicated (designed and manufactured for use only with a particular pump) or non-dedicated (usable with various pumps of one or more manufacturers or for IV procedures when pumps are not used.)

                Historically, infusion systems have been differentiated based on a number of characteristics including size, weight, number of delivery channels, programmability and mechanism of infusion, cost and equipment service. Recently, embedded software that helps prevent medication errors has become a significant differentiating feature for infusion systems. During 2002 and 2003, the Emergency Care Research Institute (ECRI) rated a total of 28 infusion pumps manufactured by us and our competitors. The Medley System and two of our Signature Edition infusion systems with the Guardrails Safety Software remain the only products included in ECRI’s highest rated, or “preferred,” category.

                The total addressable worldwide infusion therapy systems market is estimated to exceed $1 billion annually, approximately $600 million of which represents the current U.S. market. The U.S. hospital market itself consists of over 5,000 hospitals with a total of over 950,000 beds. Within this market, cost containment measures imposed and proposed by federal and state regulators and private payers, combined with increased utilization review and case management, have led to greater financial pressure on hospitals. In response to these cost-containment pressures, most hospitals in the United States participate in group purchasing organizations (GPOs). GPOs typically enter into exclusive purchase commitments with one or more providers of infusion systems and/or patient monitoring products for a three to seven year term. We have contracts with most major GPOs in the United States. In addition, we have supply contracts with the U.S. federal government and other U.S. governmental entities. Approximately 75% of our U.S. sales in 2003 were covered by such GPO and government contracts. The existence of GPOs provides access to a large customer base, but also limits the pricing flexibility of manufacturers of medical products, including us. The existence of GPOs also presents a significant hurdle to companies which do not have GPO contracts.

                The international infusion systems market is much more regionalized and fragmented than the U.S. market, and we develop products tailored to meet the different needs of this market. We estimate that the international infusion therapy market, which includes infusion pumps and disposable intravenous sets, is in excess of $500 million annually. Syringe pumps represent a significant share of total infusion pump placements in the international market, while large volume pumps predominate in most of the North America market and in Australia, New Zealand, South Africa and the United Kingdom. We expect the trend toward utilization of syringe pumps to continue where the clinical practice favors the use of syringe pumps for administering pharmaceuticals and nutritionals to patients in higher concentrations and the associated lower cost, including many international markets. The majority of revenues by our International business unit are derived from hospitals.

                Over the past several years, the healthcare community, particularly in the United States, and more recently in several countries in the international market, has increasingly focused on patient and caregiver safety and the prevention of medical errors. Since the release of the Institute of Medicine Report in 1999 estimating that between 44,000 and 98,000 people die annually in the United States from medical errors, there has been a growing emphasis on preventing errors in the delivery of healthcare. A study published in 2002 in the Archives of Internal Medicine entitled, “Medication Errors Observed in 36 Health Care Facilities,” found that medication errors occur in nearly 1 of every 5 doses given to patients in the typical U.S. hospital. According to a 1995 Journal of the American Medical Association article, approximately 51% of hospital medication errors are related to the administration of medication to patients. A large percentage of the most costly medical errors in the United States are medication errors related to powerful drugs that are delivered, or infused, directly into a patient’s vein. Research by David M. Bates, M.D. of Brigham and Women’s Hospital in Boston, Massachusetts, and a leading authority in the study of medication errors, has shown that a significant portion of preventable hospital medication errors that cause harm are associated with intravenous administration of drugs. We estimate, based on this published research, that the cost of medication errors to the U.S. healthcare system approximates $4 billion annually, excluding costs related to litigation.

                In addition, as treatment regimens have become more complex, and as the critically ill constitute an increasing percentage of hospital patients, the average hospital patient now requires a greater number of intravenous lines and more potent therapeutics, creating a greater need for technologically advanced infusion systems. As the reliance on intravenous therapy and the potency of the drugs administered have increased in recent years, the need for precise administration and monitoring of intravenous fluids has risen significantly, and the incidence of costly intravenous medication errors has become a significant concern. We believe that reducing errors at the point of administration is the most immediately available, cost-effective solution to reducing harm from medication errors.

                Our medication safety solution is designed to reduce the risks and costs of errors in the administration of intravenous therapy, to improve medication safety and clinical outcomes, to assure compliance with customer-established clinical practice guidelines and to promote “best practice” standards of medical treatment. We believe our proprietary Guardrails Safety Software is the first and most comprehensive solution designed to help reduce IV medication errors. The Guardrails Safety Software helps protect patients from infusion programming errors by allowing hospitals to configure care-specific profiles with pre-defined drug dose limits and other parameters to meet the particular needs of multiple patient areas within the hospital. Our solution offers hospitals the opportunity to reduce the risks and expense of medication errors in a cost-effective manner that can be implemented quickly without requiring a change in existing clinical practice.

                In addition to concerns about medication errors, there is increasing pressure by regulatory agencies in the United States, such as the Occupational Safety and Health Administration, or OSHA, and the United States Food and Drug Administration, or FDA, as well as some states, for more stringent control of needles in hospitals to reduce the risk to healthcare workers and patients associated with the transmission of blood-borne diseases resulting from accidental needlesticks. OSHA requires hospitals to put in place systems to reduce the potential for accidental needlesticks and the FDA recommends using needle-free systems or protected needle systems to replace hypodermic needles for accessing intravenous lines. Healthcare workers in the United States suffer from an estimated 590,000 needlestick injuries each year resulting in increased costs to healthcare employers and a risk of transmission of HIV, Hepatitis B or Hepatitis C to healthcare workers.

                The Needlestick Safety and Prevention Act enacted by Congress in 2000 is intended to increase protection for health care workers against needlestick injuries by requiring that health care facilities implement the use of “safer medical devices” to minimize accidental needlesticks. The legislation requires that frontline workers be involved in the evaluation, selection and implementation of new safety devices. Our SmartSite Needle-Free System helps protect against risks associated with accidental needlesticks, and has a proven track record among clinicians and healthcare workers.

Products and Services

                We develop, manufacture and market medication safety systems; single and multi- channel large volume infusion pumps, several of which feature our proprietary Guardrails Safety Software; a broad range of syringe infusion pumps; and dedicated and non-dedicated disposable administration sets, many of which feature our proprietary SmartSite Needle-Free System. Our Medley Medication Safety System, with its proprietary Guardrails Safety Software, represents the next generation of “smart” medication safety technology at the point of care. This system permits integration of administration, monitoring and clinical best practice guidelines from a single platform. Our infusion pumps include large volume infusion pumps such as the Gemini series, Signature Edition Family, MedSystem III, Asena GW, and syringe infusion pumps such as P1000, P3000, PCAM, P6000, P7000 and Asena GS, GH and CC, which are sold primarily in Western Europe, and disposable pumps such as the ReadyMED for use in the alternate-site setting. In North America, each of our current large volume pumps, including our Medley System large volume pump module, uses only dedicated disposable administration sets designed and manufactured by us for that particular pump. We also sell non-dedicated disposable administration sets, including several needleless devices, for use in many infusion applications.

                Aside from our range of medication safety systems, IV pumps and monitoring products, we offer a comprehensive group of value-added services and programs, including software products, consulting services to assist our customers in database development and medication error reduction, hardware and software technical services and clinical education.

                We also manufacture and market hospital thermometry instruments and related disposable probe covers, and stand-alone, non-invasive, multi-parameter instruments which measure and monitor a combination of temperature, pulse and blood pressure and other vital signs.

                We offer a wide variety of infusion systems designed to meet the varying price and technological requirements of our diverse worldwide customer base. For the year ended December 31, 2003, our infusion systems sales (pumps, software licenses and disposable administration sets) were $475.1 million, representing 89.0% of total sales. Of this amount, infusion pumps (including related software licenses) and disposables accounted for $151.3 million and $323.8 million of total sales during that period, respectively. Disposable administration sets for 2003 for the North America and International business units were $219.1 million and $104.7 million, respectively.

ALARIS Medication Safety Systems

                Our infusion systems incorporate our proprietary software that is designed to help prevent intravenous medication errors by alerting clinicians when a dosage calculation is wrong and intercepting any serious human error in programming. These systems also provide continuous quality improvement (CQI) data to identify IV medication errors that have been averted and could have resulted in patient harm. This CQI data helps improve IV medication safety and hospital best practices and provide a new source of information to assist hospitals in assessing their infusion practices and identifying opportunities for process improvements.

Our Advanced Medication Safety Systems include:

                The Medley Medication Safety System, incorporating a computer at the point of care. This integrated technology platform is designed to reduce the incidence of medication errors associated with the use of drug infusion instruments. The Medley System is a modular medical technology platform that incorporates a point-of-care computer to integrate infusion, patient monitoring and an institution’s clinical best practice guidelines to achieve optimal outcomes. We implemented full market release of the Medley System in January 2002.

                The Medley System offers several key advantages over traditional infusion devices:

o	The Guardrails Safety Software suite of applications is designed to help prevent IV medication errors. In effect, the Guardrails Safety Software provides an automatic safety net for medication infusion programming at the critical time of delivery to the patient. The Guardrails Safety Software functions in our “smart” IV infusion devices as a computerized “brain” that performs a “test of reasonableness” at programming of an IV infusion. The Guardrails Safety Software alerts the clinician that a dose is outside the institution’s pre-established dosage limits for that medication, thus helping to prevent a wrong dose from being administered to the patient.

o	The Guardrails CQI Standard Package allows a hospital to access and download the archived Guardrails Alerts from the Medley Point-of-Care Unit. This PC-based application provides the hospital with a basic standard reporting package that can then be utilized in the medication administration and quality improvement process to monitor events outside best practice guidelines. This technology allows hospitals to collect, interpret, and respond to continuous quality improvement (CQI) data that can assist institutions in meeting new Joint Commission on Accreditation of Healthcare Organizations (JCAHO) regulations, which require hospitals to conduct proactive risk assessments of their medication use processes. Recent ALARIS Medical Systems data gathered from 7 U.S. hospitals using the Medley System with its Guardrails Continuous Quality Improvement (CQI) Standard Software revealed that a life-threatening IV error was averted every 2.6 days at an average 350 bed hospital.

o	Modular medical technology gives an institution an expandable, integrated system to improve medication safety. The building blocks of the Medley System consist of a Point-of-Care Unit for programming, one or more infusion pumps or other modules and related dedicated disposables. The first module approved for use with the Medley System was the large volume pump, which can be configured, as needed, as a one to four channel infusion device. Unlike traditional infusion pumps which are sold with a fixed number of channels (one to four), each of the Medley System modules represents a single channel which can be added to other modules to address particular needs in a hospital setting.

o	Advanced programming capabilities allow for product line extensions, such as the Medley Pulse Oximetry Module, which was launched in late 2001, and the Medley Syringe Pump Module, which we introduced in the first quarter of 2003. We are also in the process of developing additional features, including data management functionality, wireless connectivity and a patient-controlled analgesia (PCA) module.

o	Enabling hospitals to improve capital asset utilization by allowing a hospital to add to a Medley Point-of-Care Unit only those modules and number of lines needed for a particular patient’s care. Therefore, rather than investing in fixed numbers of single and multi-channel pumps, a hospital can purchase a number of the Medley System modules which can be used with any of its Medley Point-of-Care Units. Additionally, standardized interfaces for multiple modules allow for easier training of healthcare staff.

                With the Medley System, our customers are able to tailor the treatment to the patient, improve patient outcomes, assure compliance with customer-established clinical practice guidelines, promote “best practice” standards of medical treatment and reduce the cost of care.

                In 2003, we continued to advance our professional field support services team through the ALARIS Center for Medication Safety and Clinical Improvement to help customers achieve their IV medication safety goals. These teams work with customers to expedite the implementation process through professional project management support by providing an immediate impact on patient and caregiver safety. At the same time we leverage our knowledge of best practice experience across all customers to support the hospital’s IV medication data set development for the Guardrails Software. This is accomplished while minimizing disruption to staff’s workflow and offering clinical education and support from technology conversion through the “Go Live” process.

                In December 2003, ALARIS and McKesson Automation, Inc. connected the ALARIS Network to our Medley Medication Safety System with its Guardrails Safety Software and McKesson’s Admin-Rx bar-code scanning and communications technology at Ohio Valley General Hospital in Pittsburgh. The ALARIS Network provides real-time visibility into events occurring at the point of care to users throughout the hospital. It allows hospitals to collect, interpret and respond to CQI data as it is collected. ALARIS Medical Systems and McKesson will market their respective applications as the IV-RIGHT application and Connect-IV application, respectively. Our IV-Right application and McKesson Connect-IV solution combine to help to reduce the risk of harm from IV-programming errors, provide electronic documentation and give the pharmacy staff real-time information about the status of IV infusions. The handheld Connect-IV device scans bar codes from the caregiver, patient, medication and infusion channel, which are instantly compared with the physician’s order; while the IV-Right application consists of the Medley System with the Guardrails Software and the ALARIS Network, which provides real-time alerts of potential dosing errors and tracks averted harm.

                The Asena Medication Safety System. The Asena Infusion System, which consists of syringe pumps, volumetric infusion pumps and the Asena Docking Station, has already established a leadership position outside the United States, where syringe pumps are frequently the instruments of choice to administer critical drugs intravenously.

                In October 2003, we announced the release of the Asena CC Syringe Pump with our proprietary Guardrails Safety Software for markets outside the United States. We are collaborating with key institutions in a number of countries, including New Zealand and the United Kingdom, to implement our error-prevention software and help improve medication safety. We have also started to compile CQI data from customers using the Asena CC Syringe Pump with the Guardrails Software.

                We believe that the addition of the Guardrails Safety Software will provide additional clinical benefits for our large international customer base and will help provide medication safety where the risk of harm to patients is the greatest, at the point of care. We are also in the process of developing an Asena large volume pump with the Guardrails Software and enhanced hospital connectivity through a departmental safety network.

                The Asena Medication Safety System includes the Asena Dedicated Docking Station (Asena DDS) or the Asena Intelligent Docking Station (Asena IDS) which adds certain communication capabilities to the Asena DDS. The docking stations feature a versatile mounting system, known as a medical device interface, which allows syringe pumps and volumetric infusion pumps to be mounted to a pole, a Draeger bar, the Asena DDS or the Asena IDS without adapters.

Our Basic Medication Safety System includes:

                 The Signature Edition GOLD Infusion System. In the fourth quarter of 2002, we expanded the market for our Guardrails Safety Software by making it available to existing and new customers of our Signature Edition GOLD Infusion System. The installed base of Signature Edition GOLD Infusion Systems exceeds 50,000 instruments and Guardrails Safety Software has been installed on 15,000 units. Signature Edition GOLD Infusion Systems include a single channel and dual channel pump and incorporates intuitive user interface and advanced software capabilities. This line contains the following innovative features: a patented AccuSlide flow regulator, designed to minimize unregulated flow of fluids into a patient’s blood stream; precision flow capability, designed to improve flow continuity and minimize hemodynamic changes; and Advanced Infusion Management, designed to provide unique early warning assessment tools for enhanced intravenous site management. Other standard features include an easy-to-use drug library, which permits dose and/or rate calculation; a multi-step feature, which allows the clinicians to pre-program up to nine steps for drug delivery; and a patented “learn teach” communication link capability for biomedical engineers, which streamlines the configuration and set-up process.

ALARIS Medical Systems Large Volume Infusion Pumps

o	The Gemini Series, which consists of single, dual and four channel pumps, is based on a flexible hardware and software technology platform and is designed for use in all hospital settings. This technology platform has enabled us over time to offer incremental feature enhancements based on evolving customer needs. Because the Gemini Series cannot support our advanced error prevention software, we will discontinue selling this product in North America by the end of 2004. We will continue to support our large installed base of customers.

o	The MedSystem III instrument is a compact, lightweight, programmable, three channel infusion pump used primarily in the critical care market and patient transport applications. The MedSystem III device is one of the smallest, most versatile and most technologically advanced multi-channel pumps currently on the market.

o	The Asena GW instrument is a small, lightweight single channel pump for nutritional and hydration therapy. It is compatible with the Asena Medication Safety System and as such can be mounted into the Asena DDS or the Asena IDS.

o	The 570 Series is a single channel pump for general and critical care use.

o	The 597/598 Series is a simple to use, single channel pump with an easy-to-read control panel coupled with a large LED (light-emitting diode) display. The 597/598 Series is lightweight, compact and robust enough to be used in any patient situation and is frequently used for delivery of nutritional products, for general care and in alternate site settings.

ALARIS Medical Systems Syringe Pumps

                We also sell a broad range of syringe infusion pumps. Syringe pumps deliver a smaller amount of fluid in more concentrated amounts, and are used where medical practice does not require large levels of hydration in connection with infusion therapy. In North America, syringe pumps are used primarily in neonatal care, oncology, anesthesia and critical care. While syringe pumps represent a relatively small portion of the industry installed base in the U.S. market, they are widely used in Western Europe, where they constitute approximately 60% of the infusion pump market. Syringe pumps are more widely used where clinical practice favors administering medications in smaller volumes of fluid.

Our selection of syringe pumps includes:

o	The Asena family of syringe pumps, introduced in the third quarter of 1999, is a family of compact, lightweight, high-featured pumps with modular mounting and communications capability. As previously mentioned, in October 2003 we announced the release of the Asena CC Syringe Pump with our proprietary Guardrails Safety Software for markets outside the United States.

o	The P-Series syringe pumps may be used in a variety of hospital settings, such as neonatal, non-critical care and anesthesia applications.

o	The PCAM pump, an analgesia infusion pump, allows patients to control the delivery of pain medication. Designed for general care settings, the PCAM syringe infusion pump is one of the most advanced patient controlled analgesia infusion pumps on the European market today, with pre-programmed and user programmable drug delivery protocols, comprehensive patient history logging and an ergonomically designed handset with status indicator.

ALARIS Medical Systems Disposable Pumps

                We also offer the ReadyMED disposable infusion pump often selected for ambulatory use. The ReadyMED infusion pump, a compact, lightweight and disposable pump used in the intravenous administration of antibiotics, offers several key advantages over traditional systems. Traditional systems are gravity driven and require a patient to use a small intravenous bag and tubing set that must remain on an intravenous solution pole during infusion, thereby restricting the patient’s movement. In contrast, our ReadyMED pump uses positive pressure and thereby allows the patient to carry the device in a pocket or wear it on a belt. We sell the ReadyMED pump through our alternate-site sales force and distribution network in the United States.

ALARIS Medical Systems Disposable Administration Sets and Needle-Free Access Products

                Our intravenous infusion systems require the use of disposable administration sets, which represent a significant portion of our sales. For the year ended December 31, 2003, we sold 137.9 million disposable administration sets, representing sales of $323.8 million, or 60.6% of total sales. Sales of disposable administration sets for the year ended December 31, 2003 for the North American and International business units were $219.1 million and $104.7 million, respectively. With the exception of certain models of the Asena GW family, all of our current large volume pump systems use only dedicated disposable administration sets, designed and manufactured by or for us for that particular pump. We also manufacture and sell non-dedicated disposable administration sets for use with our infusion pump systems.

                Our needle-free products are designed to permit access to disposable administration sets without the use of needles. Our proprietary SmartSite Needle-Free System allows healthcare institutions to comply with the Needlestick Safety and Prevention Act and addresses healthcare workers’ safety concerns by allowing them to access IV lines without needles. Our disposable administration sets utilizing our SmartSite Needle-Free System offer a fully integrated, cost-effective design, which eliminates the need for separate caps and additional cannula components. These safety features help reduce the risk to healthcare providers of accidental needlesticks, which can result in the transmission of diseases, such as AIDS and Hepatitis B and Hepatitis C. Our introduction of the SmartSite Needle-Free system has provided us with an opportunity to compete aggressively in the gravity and extension set and components segment of the market with innovative, cost-effective, needle-free gravity and extension sets and components. We also intend to expand our SmartSite Needle-Free System business through supply agreements with potential customers, including pharmaceutical companies.

ALARIS Medical Systems Patient Monitoring Products

                We operate primarily in two patient monitoring product markets: hospital thermometry systems and related disposables and stand alone, non-invasive, multi-parameter instruments. These products are widely used in hospital and alternate-site settings. For the year ended December 31, 2003, sales of our patient monitoring instruments and related dedicated disposables were approximately $29.8 million or 5.6% of total sales. Patient monitoring sales for North America and International for the year ended December 31, 2003 were $24.7 million and $5.1 million, respectively.

                Thermometry Systems. We are a leader in hospital thermometry systems, which consist of thermometers and disposable probe covers, and maintain a strong market position in the United States. Our large installed base of hospital thermometry instruments allows us to generate predictable and recurring revenues from sales of our related dedicated disposable probe covers, which are the only probe covers that can be used with our thermometry instruments. For the year ended December 31, 2003, we sold over 549 million boxes of dedicated disposable probe covers.

                Our primary thermometry product is the electronic thermometer. In 1999, we supplemented our TEMP•PLUS II product line by introducing the Turbo Temp thermometer, an improved, cost-effective and technologically advanced electronic thermometer designed to provide a faster temperature reading. We also manufacture and market the CORE•CHECK system, a thermometer that measures temperature by detecting the emission of infrared energy in the ear.

                Other Patient Monitoring Products. We also sell stand-alone, non-invasive, multi-parameter patient monitoring products which measure a combination of pulse, pulse-oximetry, temperature and blood pressure.

                Since 1997, the VITAL•CHECK Vital Signs Monitor series has been marketed in U.S. and Canadian hospitals under a private label agreement with its manufacturer. The VITAL•CHECK 4400 series, marketed in the North America through an exclusive license agreement, measures non-invasive blood pressure, pulse oximetry, pulse and temperature. In August 2001, we released the VITAL•CHECK 4500 Vital Signs Monitor series (successor to the VITAL•CHECK 4200 series) with non-invasive blood pressure, heart rate and temperature monitoring features. Both monitor series utilize our IVAC thermometer technology.

Customer Service

                We provide repair service for our products at certain of our facilities around the world or on-site at our customers’ facilities and elsewhere through third-party contractors. Customers may elect to enter into service agreements or to receive service on a time-and-materials basis. We also train customers as to the use of our products and maintain a technical support help-line to answer customers’ questions. We believe that the availability of such service helps maintain strong customer relations. Repair and other services represented approximately 5% of our sales for the year ended December 31, 2003.

Marketing and Sales

                Our sales efforts focus primarily on the hospital market. Our focus has been on moving hospitals to our medication safety systems and assisting our partner hospitals in averting patient harm from IV medication delivery. Sales representatives work closely with primary decision-makers at these institutions, which include hospital executives, safety officers and nursing, pharmacy and physician leaders. We have over 5,000 hospital customers worldwide and sell our products through a combined direct sales force consisting of over 200 salespersons and through more than 100 distributors. No single hospital customer is material to our business or operations. Our International business unit utilizes product distributors in areas where we do not have a direct sales force. Sales to distributors accounted for 15.0% of International sales for the year ended December 31, 2003.

                Our ALARIS Center for Medication Safety and Clinical Improvement, with our team of professional nurses, pharmacists and project managers continues to pioneer improvements in best practice for IV medication safety. We believe our sales force in the United States and internationally plays a vital role in the effective introduction of new products.

                We contract with GPOs in the United States, the U.S. federal government and other governmental entities, to support the sales of our products, including the following:

Name	Drug Infusion	Thermometry	Needle-Free
	(Year in which contract expires)

AmeriNet, Inc.	2006	2004	2006
Healthtrust Purchasing Group, L.P. (f/k/a Columbia/
HCA Healthcare)	-	2004	-
Med Assets HSCA, Inc. (f/k/a HSCA, In-Source &
Shared Services)	2005	2005	2005
Direct Medical/ MHA	2004	2004	2004
Novation, LLC (VHA Inc.)	2005	-	2005
Novation, UHC (University Health System Consortium)	2005	-	-
Premier Purchasing Partners, L.P.	2009	2005	2009
Magnet, Inc.	2006	2006	2006
Tenet Health Systems Medical, Inc. (Owned Facilities)	2007	-	2007
Broadlane, Inc. (f/k/a Tenet Health Systems Medical, Inc.)
(Non-Owned Facilities)	2007	-	2007
U.S. Government/Federal Supplies Schedule	2006	2006	2006

Manufacturing

                Our products are manufactured at plants in San Diego, California; Creedmoor, North Carolina; Tijuana, Mexico; and Basingstoke, England. The San Diego, California facility is the primary manufacturing facility for infusion pumps and patient monitoring instruments in North America. The service operation for installed infusion pumps and patient monitoring instruments is also located in this facility. The Creedmoor, North Carolina facility manufactures automated sub-assemblies used in our disposable products and is a distribution center for disposable finished products. The Tijuana, Mexico facilities assemble a majority of the disposable products distributed in North America, and the Basingstoke, England facility manufactures syringe pumps and large volume pumps for Europe and other segments of the international market. Disposable products for international markets are currently supported through a number of foreign manufacturers and our Tijuana, Mexico and Creedmoor, North Carolina facilities.

                We have established procedures and other controls designed to ensure that manufactured and purchased parts products perform as expected by our customers. We also have in place a system designed to ensure timely and effective corrective and preventative action to manage non-conformities reported by customers or detected within our operations.

                We purchase raw materials, assemblies and finished product for resale worldwide in the ordinary course of business from numerous suppliers. Although the vast majority of these materials are generally available and we have not experienced any material delays in obtaining these materials, we have, on occasion, experienced temporary delays for certain materials due to supplier shortages. In some situations, we have long-term supply contracts, although we purchase a significant amount of our requirements of certain raw materials by purchase order.

Research and Development

                We believe that a well-targeted research and development program constitutes an essential part of our activities and is an integral part of our business. We are actively engaged in research and development programs to develop and improve products. These activities are performed in the United States and, to a lesser extent, in the United Kingdom.  For the years ended December 31, 2003, 2002 and 2001, we expended $38.4 million, $30.4 million and $27.1 million, respectively, on in-house research and development. We expect to expend approximately 7% of revenues for such purposes in 2004. Substantially all of such amounts were and will be dedicated to the development of new products.

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

                Our policy is to file patent applications in the United States and foreign countries in order to protect technology, inventions and improvements to inventions that are commercially important to our business. As of December 31, 2003, we held more than 200 patents in the United States and more than 300 patents in foreign countries, mainly in Europe, Canada, Japan and Australia.

                We sell our products under various trademarks. We register those trademarks, in the United States and foreign countries, which we believe to be of sufficient importance to our business. In addition, we seek copyright protection for the software and other original works we use in many of our products. We also rely on trade secrets, unpatented know-how and continuing technological advancement to maintain our competitive position and seek protection, in part, through confidentiality and proprietary information agreements.

                We operate in an industry susceptible to significant patent legal claims. At any given time, we are often involved, either as a plaintiff or defendant, in one or more patent infringement actions. Patent litigation can result in significant payments or result in injunctions that can prevent the sale of products. During the past several years, we were involved in one patent infringement lawsuit which was dismissed in 2003. (See note 14 to the consolidated financial statements for information about that lawsuit.)

Competition

                We face substantial competition in all of our markets. We believe that we hold 32% of the installed base of large volume pump channels in the U.S. Our primary competitors in the United States and their respective market share are: Baxter International, Inc. with 33%, Abbott Laboratories, Inc. with 26% and B. Braun Medical, Inc. with 6%. Despite the growing concern with medication safety, some institutions may still select products based on price rather than safety. Because of our primary competitors’ size and product breadth, they sell their infusion products at prices which are lower than ours by offering pricing structures which permit their customers to acquire infusion pumps and disposables at a substantially reduced price if those customers purchase other medical equipment, pharmaceuticals and supplies. In addition, GPO contracts are typically structured to discourage customers from considering alternative products.

                Since we believe that selecting infusion products based on price rather than safety features is ultimately more expensive for hospitals, our marketing strategy focuses on educating hospitals about the costs of medication errors. One of our business strategies is to be recognized as the leader in intravenous medication safety solutions by developing or licensing technologically superior products, thereby providing customers with demonstrably superior clinical value through better capital asset utilization and better patient outcomes. We expect that this approach will improve our competitive position, as we believe that the competitive factors that are most important in our markets are quality of products and services, technological innovation and the value proposition of improving patient outcomes while reducing overall costs associated with medication safety. In 2003, we continued to improve our competitive positioning as a result of increasing market acceptance of the importance of IV medication safety. By the end of 2003, over 140 hospitals have purchased our Guardrails Safety Software.

                In our International business unit, our largest infusion system competitors include Fresenius Medical Care AG, B. Braun Melsungen AG and Graseby Medical Limited.

                The patient monitoring products market is fragmented by product type. Our key competitors in the North American market include Welch Allyn, Inc. and Sherwood-Davis & Geck (Tyco) in electronic and infrared thermometers, respectively.

Government Regulation

                Product Regulation. Our products are classified as medical devices subject to regulation in the United States by the Food and Drug Administration. Our new products generally require FDA clearance under a procedure known as 510(k) premarket notification. A 510(k) premarket notification clearance indicates FDA agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) premarket notification clearance. Some products have been continuously produced, remarketed and sold since May 1976 and require no 510(k) premarket clearance. Our products generally are Class II products with the FDA, meaning that our products must meet certain FDA standards and controls and are subject to the 510(k) premarket notification clearance discussed above. FDA clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product’s marketing, recall or withdrawal of the product from the market.

                In 2000, the U.S. Congress passed the Needlestick Safety and Prevention Act, which revised the OSHA Bloodborne Pathogens Standard of 1991. This Act reflected the development of new safer medical devices, such as needleless systems, for the protection of healthcare workers from sharps injuries. The Needlestick Safety and Prevention Act requires employers to implement the use of safety medical devices designed to eliminate or minimize occupational exposure to blood borne pathogens through needlestick or other injuries. Under the Needlestick Safety and Prevention Act, healthcare facilities must (1) review and update exposure control plans to reflect technological advances, (2) maintain a sharp injury log in areas where sharp devices are used, noting the type and brand of device used, and (3) seek input on engineering and work practice controls from the affected healthcare workers.

                We have quality control/regulatory compliance groups that are tasked with monitoring compliance with design specifications and relevant government regulations for all of our products. We and substantially all of our products manufactured or sold in the United States are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, the Safe Medical Device Act of 1990, as amended in 1992, the Medical Device User Fee and Modernization Act of 2002, and similar foreign regulations. In addition, certain of our products are indirectly subject to the Needlestick Safety and Prevention Act.

                As a manufacturer of medical devices, we are required to adhere to applicable requirements for FDA Quality System Regulations and to engage in extensive recordkeeping and reporting. In addition, our manufacturing processes and facilities are subject to periodic on-site inspections and continuing review by the FDA to insure compliance with Quality System Regulations as specified in Title 21, Code of Federal Regulation (CFR) part 820. We market our products in a number of foreign markets. Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. While we cannot assure you that our products meet all U.S. and international regulatory requirements, we believe that our products currently meet applicable standards for the countries in which they are marketed.

                We are required to report to the FDA information that a device has or may contribute to a death or a serious injury and have submitted such reports to the FDA in the past. We are also subject to product recalls and have made product recalls in the past. No such report or recall has had a material effect on our financial condition, but there can be no assurance regulatory issues may not have a material adverse effect in the future.

                Failure to comply with applicable governmental regulations can result in various penalties, including fines, recalls or seizure of product, total or partial suspension of production, refusal or delay in product approvals or clearances, increased quality control costs or criminal prosecution.

                Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation of any additional laws or regulations could have an adverse effect on our business, financial condition, results of operations or cash flows.

                 Environmental Regulation. We are also subject to various environmental laws and regulations, both within and outside the United States. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, we believe that we are in material compliance with current environmental standards and that continued compliance will not have a material impact on our financial position, results of operations or liquidity.

Employees

                As of January 31, 2004, we employed approximately 3,000 people, including approximately 1,000 in the United States. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

                David L. Schlotterbeck, age 56, has served as a member of our Board and as our President and Chief Executive Officer since November 1, 1999. From April 1999 to November 1999, Mr. Schlotterbeck served as our President and Chief Operating Officer. Before joining the Company, Mr. Schlotterbeck served as President and Chief Operating Officer of Pacific Scientific Company, an international manufacturer of motion control, process measurement and safety products which was subsequently acquired by Danaher Corporation, and of Vitalcom, Inc., a medical network manufacturer. He also served as Executive Vice President and Chief Operating Officer of Nellcor, Inc., a medical device manufacturer subsequently acquired by Mallinckrodt, Inc. Mr. Schlotterbeck is a graduate of the General Motors Institute with a B.S. in electrical engineering. Mr. Schlotterbeck holds an M.S. in electrical engineering from Purdue University and completed the Executive Institute at Stanford University in 1984.

                William C. Bopp, age 60, has served as our Senior Vice President and Chief Financial Officer since November 1, 1999. From March 1999 to November 1999, Mr. Bopp served as our Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Bopp served as Executive Vice President, Chief Financial Officer and a member of the board of directors of C.R. Bard, Inc., a developer, manufacturer and marketer of healthcare products. Mr. Bopp is a graduate of Harvard College and holds an MBA, Finance, from the Harvard Business School.

                Frederic Denerolle, age 44, has served as the Vice President and General Manager of our International Business Unit since January 2001. From 1996 to 2001, Mr. Denerolle was Executive Vice President of the Infusion Technology Division of Fresenius Vial. Prior thereto, Mr. Denerolle held positions of increasing responsibility with Becton Dickinson, including General Manager of its Infusion System business. Mr. Denerolle is a graduate in Business Administration from Ecole Supérieure de Commerce de Nantes.

                Sally M. Grigoriev, age 45, has served as our Vice President of Operations since December 2000. From January 1995 to December 2000, Ms. Grigoriev served as our Vice President of Quality and Regulatory Affairs. Prior to joining IVAC Medical Systems in January 1995, she served as the Vice President of Quality and Regulatory Affairs at U.S. Medical Instruments, Inc. and Block Medical, Inc. respectively. Ms. Grigoriev holds a B.S. degree, Chemical Engineering, from the University of California, Santa Barbara.

                Robert F. Mathews, age 40, has served as our Vice President of Finance and Treasurer since February 2002. From January 2001 to February 2002, he served as our Vice President of Finance and Corporate Controller and, from July 1996 to January 2001, he served as our Corporate Controller. Before joining the Company, Mr. Mathews held various positions of increasing responsibility with PriceWaterhouse, LLP. Mr. Mathews is a certified public accountant and holds a B.S. degree in business administration from San Diego State University.

                William H. Murphy, age 51, has served as our Vice President of Quality and Business Systems since May 2003. From December 2000 to May 2003, he served as our Vice President of Quality and Regulatory Affairs. In February 2000, Mr. Murphy joined ALARIS Medical Systems as Director of Regulatory Affairs. Before joining the Company, Mr. Murphy served as Director of Regulatory Compliance of Nellcor Puritan Bennett Inc., which was subsequently acquired by Mallinckrodt. Prior thereto, Mr. Murphy provided private consulting services in the area of regulatory compliance, quality system development and process validation. Mr. Murphy holds a B.S. degree from Augusta College.

                Stuart E. Rickerson, age 55, has served as our Vice President, General Counsel and Secretary since July 2001. Before joining the Company, Mr. Rickerson served as General Counsel to Golden Triangle Ltd., a legal management consulting firm; he was General Counsel and a member of the board of directors of Keene Corporation; and he served as Vice President and General Counsel of Cardiac Pacemakers, Inc., then a subsidiary of Eli Lilly and Company and now part of Guidant Corporation. Earlier in his career, he held several legal and management positions of increasing responsibility with Eli Lilly. Mr. Rickerson is a graduate of Princeton University and holds a J.D. from Georgetown University.

                Jake St. Philip, age 51, has served as Vice President and General Manager, North America of ALARIS Medical Systems since July 1998. From November 1996 to July 1998, he served as Vice President of Sales, North America of ALARIS Medical Systems. From November 1981 to the merger that formed ALARIS in November 1996, Mr. St. Philip held various sales and marketing positions with IVAC Medical Systems. Previously, he held various sales positions of increasing responsibility with Johnson & Johnson and M&M/Mars. Mr. St. Philip holds a B.S. degree in Marketing from the University of New Orleans and completed the Executive Program at Stanford University in 1999.

Available Information

                Our website address is www.alarismed.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Statements of Beneficial Ownership on Forms 3, 4 and 5, and any amendments to those reports filed or furnished pursuant to Section 13(a), 15(d) or 16 of the Exchange Act. By the date of our 2004 annual meeting of stockholders, we will post on our website the following corporate governance documents: the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees, our Corporate Governance Guidelines and our Business Ethics Policy and Code of Conduct. We will also post any amendments to or waivers of our Business Ethics Policy and Code of Conduct that relate to our principal executive officer, principal financial officer and principal accounting officer. These SEC filings and corporate governance documents can be printed free of charge from our website and are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Information contained on our website is not part of this report.

ITEM 2. PROPERTIES

                We own or lease the following properties which are material to our operations:

Location	Approximate Square Footage	Purpose	Leased or Owned	Lease Expiration Date

San Diego, California	160,000	Executive offices/Research & Development	Leased	2006

San Diego, California	83,000	Manufacturing of instruments	Leased	2005
San Diego, California	6,000	Warehouse and distribution	Leased	2004
Creedmoor, North Carolina	120,000	Manufacturing of disposable sets	Owned	N/A
Tijuana, Mexico	41,000	Manufacturing of disposable products	Leased	2004(1)
Tijuana, Mexico	49,000	Manufacturing of disposable products	Leased	Open-ended term(2)

Tijuana, Mexico	190,000	Manufacturing of disposable products	Leased	2013
Basingstoke, England	43,000	International headquarters and manufacturing of instruments	Leased	2012(3)

(1) Lease contains the option for us to extend until 2011; plan is to discontinue in 2004.

(2) Cancelable by ALARIS upon 180 days notice; plan is to discontinue in 2004.

(3) Lease contains the option for ALARIS to terminate in 2007.

ITEM 3. LEGAL PROCEEDINGS

                We are also a defendant in various actions, claims, and legal proceedings arising from our normal business operations. Management believes the Company has meritorious defenses to these cases and intends to defend itself vigorously. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management’s opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company. (See note 14 to the consolidated financial statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol AMI. Prior to September 25, 2003, our common stock was listed and traded on the American Stock Exchange (AMEX). The following table sets forth the high and low reported sale prices for our common stock as reported by NYSE and AMEX, as applicable, for the quarters indicated.

	High	Low

2003:
Fourth Quarter	$17.65	$13.50
Third Quarter	18.70	12.79
Second Quarter	15.00	7.88
First Quarter	10.50	6.04

2002:
Fourth Quarter	$7.20	$4.50
Third Quarter	7.50	3.50
Second Quarter	7.34	2.76
First Quarter	3.60	2.35

                At February 6, 2004, there were 364 holders of record of the Common Stock.

                We have never paid any dividends on our common stock. The terms of our outstanding indebtedness restrict our ability to pay dividends on our common stock. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

                Information about our equity compensation plans required by this item is set forth in our definitive Proxy Statement for our 2004 annual meeting of stockholders to be held in San Diego, California on April 28, 2004, and is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                The following selected financial data at December 31, 2003, 2002, 2001, 2000 and 1999, and for the years then ended, have been derived from our audited financial statements. Beginning January 1, 2002, in accordance with new accounting standards, goodwill and certain other intangibles are no longer amortized. As required by Statement of Financial Accounting Standards No. 142, prior years’ data in the following tables have not been restated and, therefore, contain amortization expense that is not included in 2003 or 2002. Certain prior period amounts have been reclassified to conform to current period presentation. (See note 1 to the consolidated financial statements.) The information in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001	2000 (1)	1999 (1)
	(Dollar and share amounts in thousands, except per share data)
Statement of Operations Data:
Sales	$533,878	$460,333	$412,795	$378,948	$389,927

Cost of sales	248,807	232,989	211,601	202,964	199,923

Gross profit	285,071	227,344	201,194	175,984	190,004
Total operating expenses (2)	(189,446)	(160,015)	(162,355)	(139,698)	(143,061)
Interest income from sales-type capital leases (3)	3,204	4,345	5,141	5,095	4,425

Income from operations	98,829	71,674	43,980	41,381	51,368
Interest income	788	1,054	1,982	1,317	1,377
Interest expense	(41,405)	(58,240)	(59,686)	(57,847)	(54,876)
Recapitalization expenses (4) (6)	(67,695)	—	(739)	—	—
Other, net	(2,195)	(1,050)	(3,959)	(140)	(1,668)

(Loss) income from continuing operations before income taxes	(11,678)	13,438	(18,422)	(15,289)	(3,799)
(Benefit from) provision for income taxes	(4,205)	5,257	(4,580)	(3,200)	1,000

(Loss) income from continuing operations	(7,473)	8,181	(13,842)	(12,089)	(4,799)
Discontinued operations: (5)
Income (loss) from discontinued operations
(net of tax)	—	—	270	(1,308)	(23,627)
Gain on disposal of discontinued operations
(net of tax)	—	—	3,737	1,839	—

Income (loss) from discontinued operations	—	—	4,007	531	(23,627)

Net (loss) income	$(7,473)	$8,181	$(9,835)	$(11,558)	$(28,426)

(Loss) earnings per common share from
continuing operations, basic	$(.11)	$.14	$(.24)	$(.21)	$(.08)

Earnings (loss) per common share from
discontinued operations, diluted	$—	$—	$.07	$.01	$(.40)

(Loss) earnings per common share, diluted	$(.11)	$.13	$(.17)	$(.20)	$(.48)

Weighted average common shares outstanding,
basic	66,024	59,401	58,853	58,845	58,815

Weighted average common shares outstanding,
diluted	66,024	62,369	58,853	58,845	58,815

	Year Ended December 31,
	2003	2002	2001	2000 (1)	1999 (1)
	(in thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$45,914	$69,739	$51,200	$30,630	$23,559
Working capital	127,096	173,135	129,368	117,583	126,759
Total assets	576,985	585,701	571,727	569,985	606,790
Short-term debt (6)	2,450	—	15,969	19,871	13,769
Long-term debt (4)(6)	356,325	527,468	509,258	503,974	527,082
Net debt (7)	312,861	457,729	474,027	493,215	517,292
Stockholders' equity (deficit) (4)	91,783	(32,149)	(46,723)	(35,734)	(20,951)

(1)	Since the fourth quarter of 2000, we have been required to classify shipping and handling revenues in sales. These revenues were previously recorded in selling and marketing expense, netted against the related cost. We have conformed 1999 statement of operations data to the current period presentation.

(2)	Operating expenses for the years ended December 31, 2002, 2001, 2000 and 1999 include restructuring, integration and other non-recurring items of $(585), $6,889, $7,048 and $2,887, respectively.

(3)	Interest income from sales-type capital leases consists of interest income associated with contracts or agreements pursuant to which customers acquire our products under agreements accounted for as sales-type capital leases.

(4)	On June 30, 2003, as part of our recapitalization, we established a new credit facility with a group of banks and other lenders (the “Credit Facility”), which provides for a six-year $245,000 term loan and a five-year $30,000 revolving credit facility. We also sold $175,000 aggregate principal amount of 7-1/4% senior subordinated notes due 2011 (the “Notes”) and 9,100 shares of common stock. We received proceeds from the sale of the Notes of $170,625, net of the underwriting discount and proceeds from the sale of our common stock of $106,882, net of the underwriting discount and other expenses of $6,868. We used the net proceeds from the Notes and common stock offerings, borrowings under the term loan portion of the Credit Facility and a portion of our existing cash on hand to repurchase substantially all of our outstanding indebtedness. On July 2, 2003, the underwriters of the common stock offering exercised their over-allotment option to purchase an additional 1,350 shares at $12.50 per share, which consisted of 900 shares purchased from us and 450 shares purchased from our executive officers. We received proceeds from the sale of the 900 shares, of $10,659, net of the underwriting discount of $591. We used the proceeds from the sale of the 900 shares to make a $10,000 prepayment of principal under the term loan portion of the Credit Facility in July 2003. In addition, we used cash flow from operations to make five additional term loan prepayments totaling $50,000 during the second half of 2003. We recorded total pre-tax charges of $67,695 related to the recapitalization for the year ended December 31, 2003. (See notes 2 and 6 to the consolidated financial statements.)

(5)	During the third quarter of 2000, we sold the assets and certain liabilities of our Instromedix division which had been acquired in 1998 to Card Guard Technologies, Inc. Losses of $1,308 and $23,627 from discontinued operations for the years ended December 31, 2000 and 1999 are net of applicable income tax benefits of $872 and $4,200, respectively. Results from discontinued operations for 1999 include a pretax charge of $19,200 resulting from the write-off of goodwill and other intangible assets and approximately $4,600 in integration charges. During 2001, we assessed additional reserves related to the discontinued business and determined the contingency was no longer probable. This change in estimate resulted in the release of a reserve of $270 (net of applicable income tax expense of $180). A gain on disposal of $1,839 (net of applicable income tax expense of $1,226) was recorded in the third quarter of 2000. In the first quarter of 2001, we completed our obligations related to the Instromedix sale, resulting in the recognition of an additional gain on disposal of $3,737 (net of applicable income tax expense of $2,492).

(6)	In October 2001, Former AMS sold $170,000 of its 11-5/8% senior secured notes due 2006 and used the proceeds from the sale, along with existing cash of approximately $10,000, to repay all amounts under its former bank credit facility, resulting in a change of $2,800 and to repurchase $20,000 aggregate principal amount of its 9-3/4% senior subordinated notes due 2006, resulting in a net gain of $2,060 million.

(7)	Net debt is long-term debt, including current portion, less cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 You should read the following in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Certain prior period amounts have been reclassified to conform to current period presentation. (See note 1 to the consolidated financial statements.)

Summary Statement of Operations

		Year Ended December 31,
		2003			2002

		As Reported	Recapitalization Expenses (1)	Without Recapitalization Expenses (1)	As Reported
		(dollars in millions, except per share amounts)

Sales		$533.9	$—	$533.9	$460.3
Gross profit	— $	$285.1	—	$285.1	$227.3
	— % of sales	53.4%		53.4%	49.4%

Operating profit	— $	$98.8	—	$98.8	$71.7
	— % of sales	18.5%		18.5%	15.6%

Net (loss) income	— $	$(7.5)	$41.4	$33.9	$8.2

	— % of sales	(1.4%)		6.3%	1.8%

Net (loss) income per share
assuming dilution		$(.11)	NM	$.48	$.13

(1)	Recapitalization expenses are $67.7 ($41.4 after tax). See note 2 to the Company’s consolidated financial statements for a full discussion of this item as well as the “Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data” on page 29 for a reconciliation of net (loss) income and net (loss) income per common share to this non-GAAP presentation.

2003 Highlights

                ALARIS built significant momentum during 2003 in a variety of areas. Among the highlights:

o	we attained record sales;

o	we recapitalized the Company;

o	we changed our name from ALARIS Medical, Inc. to ALARIS Medical Systems, Inc., the name by which we are known to most of our customers around the world;

o	we listed our common stock on the New York Stock Exchange; and

o	we increased our momentum in the marketplace, in our new product development and in our continuous improvement initiatives.

                Our medication safety products, especially the Medley Medication Safety System, have been well received in the North American marketplace. Our sales growth in this market for 2003 was 15%, in a market that has historically grown two or three percent per year. Our gross margins in North America have also improved due to sales of our high margin Guardrails Software and related post-contract support for the Medley System.

                In our markets outside the United States, the momentum has begun. In 2003, we launched our first International product with the Guardrails Software, the Asena CC syringe pump. We plan to have a full range of Guardrails Software-enabled products in these markets by the end of 2004. International sales grew 19%, with $20.9 million of the $26.7 million in growth attributable to currency exchange rates.

                Our increased gross margin dollars enabled us to grow both selling and marketing expenses as well as research and development expenses. Increases in selling and marketing expenses supported our new product launches and research and development spending increases supported our robust pipeline of potential new products. By controlling this growth, we were able to improve our income from operations from 15.6% of sales in 2002 to 18.5% of sales in 2003.

                We remain focused on continuous improvement. As an example, over the past five years we have reduced inventory levels from $85 million in the third quarter of 1999 to $52 million at the end of 2003. During this same period, we have dramatically improved our on-time delivery performance.

                In addition to operations, we have successfully applied continuous improvement to achieve marked results in our research and development, quality and other organizations. Continuous improvement has become a major contributor in the expansion of our product gross margins over the past four years. Gross margins have improved from 46.4% of sales in 2000 to 53.4% of sales in 2003.

                Our most important event of 2003 was the mid-year recapitalization of the Company. When completed in early July, we had raised $125 million by issuing 10 million shares of common stock, borrowed $420 million and used these proceeds and a majority of our cash on hand to completely retire our previous debt. In so doing, we lowered our total debt by more than 20%, lowered our average annual interest rate from over 11% to under 6% and lowered our annual interest expense from $57 million to $24 million.

                Our recapitalization was made possible by the strong cash flow from our improving operations. This improved financial performance and a greater appreciation by the investment community of our medication safety strategy helped drive our stock price to a level at which a combination of equity and debt offerings was possible.

                Since the recapitalization, we repaid $61 million of debt in the last six months of 2003, closing the year with $359 million of debt. We plan to repay another $60 to $80 million of debt in 2004.

Sales Highlights

                We report sales results consistent with our two geographical segments: North America and International. The following table summarizes sales to customers by each segment.

	Year Ended December 31,			Percentage change
	2003	2002	2001	2003 vs 2002	2002 vs 2001
	(dollars in millions)
North America
Infusion Instruments	$103.8	$79.8	$63.6	30%	25%
Dedicated Disposables	150.5	139.1	131.3	8%	6%
Other Disposables	68.6	58.2	48.0	18%	21%
Service and other	16.9	14.4	14.5	17%	(1%)

Subtotal	339.8	291.5	257.4	17%	13%
Patient Monitoring	24.7	26.2	28.2	(6%)	(7%)

North America Total	$364.5	$317.7	$285.6	15%	11%

International
Infusion Instruments	$47.5	$44.1	$38.0	8%	16%
Dedicated Disposables	90.0	73.2	68.5	23%	7%
Other Disposables	14.7	10.5	7.2	40%	46%
Service and other	12.1	9.3	8.3	30%	12%

Subtotal	164.3	137.1	122.0	20%	12%
Patient Monitoring	5.1	5.5	5.2	(7%)	6%

International Total	$169.4	$142.6	$127.2	19%	12%

ALARIS Medical Systems Total	$533.9	$460.3	$412.8	16%	12%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

                Sales.   For the year ended December 31, 2003, sales were $533.9 million, an increase of $73.5 million, or 16%, over the prior year. If currency exchange rates for the year ended December 31, 2003 had prevailed during 2002, sales would have been $482.8 million for the year ended December 31, 2002. Thus, the favorable effect of currency changes on revenues in 2003 was $22.5 million.

                 Higher volumes of both drug infusion instruments and disposable administration sets were the primary factors leading to the increase in North America sales of $46.8 million, or 15%, over the prior year. The increase in infusion instruments was primarily due to sales of the Medley Medication Safety System and our proprietary Guardrails Safety Software. Revenues from professional services, most frequently sold with our safety products, increased $2.5 million over the prior year as a result of the growth in sales of Medley Systems and Guardrails Software. We believe that the increase in dedicated disposables was due to an increase in our installed base of infusion devices. The growth in other disposables was due to an increase of approximately $10.7 million in sales of SmartSite Needle-Free Systems. The increase in sales of drug infusion products in North America was partially offset by lower volumes of patient monitoring instruments and associated disposables compared with the prior year.

                 International sales for the year ended December 31, 2003 increased $26.7 million, or 19%, compared with the prior year. This increase was due to strong growth in dedicated disposable administration sets, as well as higher volumes of large volume pumps, SmartSite Needle-Free Systems and services compared with the same period in the prior year. If currency exchange rates for the year ended December 31, 2003 had prevailed during 2002, International sales would have been $163.5 million for the year ended December 31, 2002. Thus, the favorable effect of currency changes on International sales for the year ended December 31, 2003 was $20.9 million.

                Gross Profit. Gross profit increased $57.7 million, or 25%, for the year ended December 31, 2003, compared with 2002. The gross margin percentage increased to 53.4% for 2003, from 49.4% for 2002. If currency exchange rates for the year ended December 31, 2003 had prevailed during 2002, the gross margin percentage for the year ended December 31, 2002 would have been 50.3%. Our increased gross margin is primarily due to our sales growth and mix which included higher margin sales than in the prior year. The sales growth of our Medley Medication Safety System and Guardrails Safety Software have greatly contributed to the increase in gross profit in 2003 over 2002, as software and its related post-contract support carry higher margins than equipment. Disposables also carry a higher margin than instruments, and our disposables growth during 2003 has had a positive impact on gross margin. Our sales performance of the International business in the current year is another contributing factor to our profit margin increase, as international products generally have higher gross margins than North America products. Product quality and manufacturing efficiencies have been a primary focus for us, and we see the results of our quality and manufacturing improvements in lower warranty repair rates and overall lower warranty cost. Additionally, increased volumes have resulted in lower per-unit product costs. Inventory obsolescence costs were also lower in the current year than in 2002 as a result of improved inventory management and lower overall inventory levels.

                 Selling and Marketing Expenses.Selling and marketing expenses increased $13.7 million, or 15%, for the year ended December 31, 2003, compared with 2002, primarily due to increased selling costs associated with higher sales volume in 2003 compared with the prior year and due to the launch of our international medication safety strategy in Fall 2003. In order to implement our safety strategy in markets outside of the United States, we made significant investments in developing our international selling and marketing functions during 2003. Both our North America and International business units experienced higher sales and marketing costs related to increased personnel, bonus expense, consulting and related activities supporting the continued deployment of our medication safety strategy which included the international market introduction of the Asena CC Syringe Pump with its proprietary Guardrails Safety Software during the fourth quarter of 2003. As a percentage of sales, selling and marketing expenses remained constant at 19.2%. The unfavorable effect of currency changes on selling and marketing expenses was $4.3 million.

                General and Administrative Expenses.General and administrative expenses increased $7.1 million, or 17%, for the year ended December 31, 2003, compared with the same period in 2002. As a percentage of sales, general and administrative expenses increased to 9.1% for the year ended December 31, 2003 compared with 9.0% for 2002. The unfavorable effect of currency changes on general and administrative expenses was $1.6 million. Increases in administrative expenses were largely due to higher depreciation, legal and other professional services, insurance, intellectual property, and bonus expense over the prior year.

                Research and Development Expenses.Research and development expenses increased approximately $8.1 million, or 27%, for the year ended December 31, 2003, compared with the same period in 2002. The increase was due to spending associated with new product development primarily related to our medication safety strategy, including increased spending on new products for international markets. This higher spending was primarily in the form of additional personnel, bonus, benefits and outside consulting. The unfavorable effect of currency changes on research and development expenses was $.6 million. Research and development expenses increased to 7.2% of sales for the year ended December 31, 2003, compared with 6.6% of sales for 2002. We anticipate research and development expenses for the full year 2004 to be approximately 7% of sales.

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

                During the first quarter of 2002, we initiated a plan to restructure our Central European technical services. In connection with this plan, we recorded a charge of $.5 million which included $.4 million for severance costs for 21 positions affected by the relocation of our German operations and $.1 million related to lease termination payments. As of December 31, 2003, all severance payments had been made to the identified employees and all lease termination payments had been made.

                 Interest Income from Sales-Type Capital Leases. Interest income from sales-type capital leases decreased $1.1 million, or 26%, during 2003, compared with 2002 due to a decrease in the contract portfolio as more customers continue to utilize third party financing.

                Interest Income. Interest income decreased $.3 million, or 25%, due to lower interest rates earned and lower cash balances invested during 2003 compared with 2002.

                 Interest Expense. Interest expense decreased $16.8 million, or 29%, for the year ended December 31, 2003, compared with 2002. Included in interest expense in the second half of 2003 is $1.5 million of debt-issue cost write-offs related to $60 million in prepayments made under the Credit Facility. The decrease in interest expense resulted from the recapitalization in the second quarter of 2003, which reduced the principal amount of outstanding debt and lowered interest rates on debt under the Credit Facility and the Notes compared with the interest rates on the debt which was refinanced in the recapitalization described in note 2 to the consolidated financial statements.

                Recapitalization Expenses. In connection with the recapitalization discussed in note 2 to the consolidated financial statements, we recorded a pre-tax charge of $67.7 million ($41.4 million, net of tax) through June of 2003. This charge includes premiums (representing the excess of tender offer purchase prices over principal amounts of purchased indebtedness) and consent payments in connection with the tender offers and consent solicitations of $55.4 million, the write-off of related unamortized debt issuance costs of $10.3 million and other related costs of $2.0 million. No recapitalization charges were recorded in the second half of 2003.

                Excluding this charge, for the year ended December 31, 2003, net income would have been $33.9 million and net income per common share, on a fully diluted basis, would have been $.48. On a pro forma basis, assuming the recapitalization had occurred on January 1, 2003, and excluding the charge relating to recapitalization expenses that we recorded in the first half of 2003, net income for the year ended December 31, 2003 would have been $43.8 million and net income per common share, on a fully diluted basis, would have been $.58.

                We refer the reader to “Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data” on page 29 for a reconciliation of net loss and net loss per common share to this pro forma data, which are non-GAAP financial measures, as well as a discussion of the reasons that management believes the presentation of such information is useful for investors.

                Other, Net. Other, net expenses increased $1.1 million for the year ended December 31, 2003, compared with 2002 primarily due to higher costs incurred to settle hedges for which offsetting gains were reflected in operating income and costs to adjust foreign currency contracts for changes in hedged forecasted cash flows.

                 (Benefit from) Provision for Income Taxes. The effective income tax rate was a 36% benefit for 2003 compared with a 39% expense for 2002. Our effective tax rate differs from the U.S. federal rate of 35% due to different tax rates for our operations outside of the United States, state taxes, tax credits as well as certain non-deductible expenses. The change in the effective tax rate from 2003 to 2002 is primarily due to the amount of domestic loss incurred in 2003 in proportion to the amount of foreign earnings. This resulted in a substantially higher amount of state income tax benefit when compared to consolidated worldwide pretax loss. Additionally, the amount of consolidated income tax benefit for 2003 was reduced by the resolution of certain foreign tax matters and additional contingencies related to the Company ’s foreign operations.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

                 Sales. For the year ended December 31, 2002, sales were $460.3 million, an increase of $47.5 million, or 12% over the prior year. If currency exchange rates for the year ended December 31, 2002 had prevailed during 2001, sales would have been $419.6 million for the year ended December 31, 2001. Thus, the favorable effect of currency changes on revenues in 2003 was $6.8 million.

                Higher volumes of both drug infusion instruments and disposable administration sets in North America resulted in an increase in revenues of $32.1 million, or 11%, over the prior year. The increase in infusion instruments was primarily due to sales of our proprietary Guardrails safety software, primarily in the Medley Medication Safety System. We believe the increase in dedicated disposables was due to an increase in our installed base of infusion devices. The increase in other disposables was due to approximately $11.0 million in additional sales of SmartSite non-dedicated disposables. The increases in drug infusion products in North America were partially offset by lower volumes of patient monitoring instruments and disposables compared with the prior year. International sales increased $15.4 million, or 12% due to higher volumes and revenues of non-dedicated disposable administration sets, large volume pumps and syringe pumps compared with the prior year. The increase in large volume pump sales for the International business is primarily attributed to the Asena GW, a new product launched in late 2001. If currency exchange rates for the year ended December 31, 2002 had prevailed during 2001, International sales would have been $133.4 million for the year ended December 31, 2001. Thus, the favorable effect of currency changes on International sales in 2002 was $6.2 million.

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

                During 2001, we recorded a charge of $3.4 million for restructuring and other non-recurring activities. These activities were related to streamlining of operations in the North America business unit and resulted in the elimination of 71 positions. The restructuring and other non-recurring charges were composed of severance and related benefits of $2.6 million and consulting fees of $.8 million. We also incurred non-recurring charges of $3.5 million in 2001 related to obtaining an amendment to our former credit facility. The charges related to legal, advisory and other consultant expenses incurred by ALARIS and our lenders, which we were required to pay.

                Interest Income. Interest income decreased $.9 million, or 47%, due to lower interest rates earned on cash balances in 2002 compared with 2001.

                Interest Expense. Interest expense decreased $1.4 million, or 2%, from 2001. This decrease was primarily due to the maturity and resulting pay-off in January 2002 of the remaining $16 million of our 7-1/4% convertible subordinated debentures due 2002. Additionally, interest expense decreased due to lower overall interest rates on our outstanding indebtedness resulting from the replacement in October 2001 of our former bank credit facility with the 11-5/8% senior secured notes due 2006. These decreases were partially offset by increased accretion of $1.9 million on our 11-1/8% senior discount notes.

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

                 Recapitalization Expenses. During 2001, we recorded net expenses of $.7 million related to two debt extinguishment transactions. The early repayment of our former credit facility debt resulted in a charge of $2.8 million related to the write-off of the then remaining unamortized debt issuance costs. The reacquisition of $20.0 million principal amount of our 9-3/4% senior subordinated notes due 2006 at a discount to par and related write-off of unamortized debt issuance costs resulted in a gain of $2.1 million.

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

                 Provision for Income Taxes. The effective income tax rate was 39% for 2002 compared with a benefit of 24% for 2001. The primary reason for the change in the effective tax rate is the elimination of non-deductible goodwill amortization beginning in 2002, as was required under generally accepted accounting principles.

Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data

                The following table sets forth a reconciliation of our reported net loss and net loss per common share for the year ended December 31, 2003 to our net income and net income per share on a pro forma basis as if the recapitalization had occurred on January 1, 2003, which pro forma amounts are non-GAAP financial measures. The pro forma data exclude the effect of the pre-tax charges of $67.7 million and the related tax effects we recorded in the first half of 2003.

                The pro forma data assume that the following transactions occurred on January 1, 2003: (i) the sale of 10 million shares of common stock; (ii) the sale of $175 million aggregate principal amount of Notes; (iii) borrowings of a $245 million term loan under the Credit Facility at an annual interest rate of 4.05%; (iv) the repurchase of all of our outstanding indebtedness pursuant to tender offers as described in note 2 to the consolidated financial statements; and (v) other debt repurchases made in the first half of 2003.

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

Year Ended December 31, 2003
(dollars and share amounts in thousands)

Net loss, as reported	$(7,473)

Adjustments to exclude recapitalization expenses:
Recapitalization expenses	67,695
Income tax benefit	(26,279)

Net income, excluding recapitalization expenses	33,943
Pro forma adjustments:
Interest expense	15,992
Other, net	(75)
Provision for taxes	(6,020)

Net income, pro forma	$43,840

Net loss per common share, diluted, as reported	$(.11)

Net income per common share, diluted, excluding
recapitalization expenses	$.48

Net income per common share, diluted, pro forma	$.58

Weighted average common shares outstanding, as reported	66,024
Dilutive potential common shares	4,375

Weighted average common shares
outstanding, diluted, assuming net income for period	70,399
Pro forma adjustment:
Weighted average effect of sale of common stock	4,850

Weighted average common shares
Weighted average common shares outstanding, diluted, pro forma	75,249

Liquidity and Capital Resources

                We expect to meet our short-term liquidity needs, including capital expenditure requirements, with cash flow from operations and cash on hand. In addition, due to the introduction of pre-payable bank debt and a revolving credit line into our capital structure as a result of the June 2003 recapitalization, we expect to operate with lower cash balances than has been the case during the past several years. Therefore, we may also from time to time borrow under the revolving portion of the Credit Facility. We will continue to use our funds primarily for operating expenses, including planned expenditures for new research and development programs, minor acquisitions of intellectual property and to supplement our manufacturing strategies, capital expenditures, scheduled interest payments on outstanding indebtedness, and reductions of our indebtedness through principal payments on our bank debt.

                We were required at December 31, 2003 to maintain $4.1 million in collateralized deposit accounts with commercial banks as security against open foreign exchange contracts, primarily forward contracts.

                As part of the recapitalization discussed in note 2 to the consolidated financial statements, we established our new Credit Facility, which provides for a six-year $245 million term loan and a five-year $30 million revolving credit facility. We also sold $175 million aggregate principal amount of Notes and 9.1 million shares of common stock. We received proceeds from the sale of the Notes of $170.6 million, net of the underwriting discount and proceeds from the sale of our common stock of $106.9 million, net of the underwriting discount and other expenses of $6.9 million. We used the net proceeds from the Notes and common stock offerings, borrowings under the term loan portion of the Credit Facility and a portion of our existing cash on hand to repurchase substantially all of our outstanding indebtedness.

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

                As a result of our receipt of the proceeds from the sale of 0.9 million additional shares of common stock on July 2, 2003 in connection with the exercise by the common stock underwriters of their over-allotment option, on July 10, 2003, we made a $10 million prepayment of principal under the term loan portion of the Credit Facility. Utilizing cash flow from operations, we made five additional principal prepayments of $10 million each and two scheduled quarterly principal payments of $0.6 million each during the second half of 2003, and a subsequent principal prepayment of $10 million in January 2004.

                 At December 31, 2003, giving effect to the principal payments made in the second half of the year of $61.2 million, we had $358.8 million of outstanding indebtedness composed of a $183.8 million term loan under the Credit Facility and $175.0 million of the Notes. We have not borrowed any portion of the revolving credit facility. On December 19, 2003, we obtained an amendment to the Credit Facility to reduce the interest rate on the term loan by 0.25% and to provide the Company with improved flexibility to make investments in its international operations. The amendment allows for up to two additional interest rate reductions of 0.25% each upon achieving certain ratings of the bank debt by both Moody’s Investors Service and Standard & Poor’s Ratings Services. In February 2004, we obtained the first level of ratings improvement needed to reduce the interest rate an additional 0.25%. The term loan, as amended and after giving effect to the first level of ratings improvement, bears interest at an annual rate equal to current LIBOR or a fluctuating base rate, plus a margin of 2.25%. We can elect to use either a one-, two-, three-, or six-month LIBOR rate. We have made elections in 2004 resulting in a current weighted average interest rate of 3.41% per annum (1.16% plus the margin of 2.25%). Payments of $0.6 million (0.25% of the original principal balance on the term loan) plus accrued interest are due each quarter, with any unpaid principal balance due at maturity. We are required to pay a quarterly commitment fee at the rate of 0.5% per annum on the unused portion of the revolving credit facility.

                Pursuant to the terms of the Credit Facility, we are required to effectively fix the variable interest rate exposure on at least 50% of our total outstanding debt. We have met this requirement by entering into two separate interest rate swap agreements in July 2003 and August 2003 whereby $202.0 million of the term loan is effectively converted to a weighted average fixed rate of 5.25% beginning January 2, 2004, and 4.98% after giving effect to the February 2004 rate reduction of 0.25% as previously discussed. The July 2003 swap agreement has a notional amount of $30.0 million and expires on December 30, 2005. The August 2003 swap agreement has an original notional amount of $172.0 million that decreases quarterly to a final notional amount of $54.0 million and expires on December 29, 2006. Our management will continue to evaluate our short term and long term strategies related to the interest rate risk associated with our variable rate debt. See Item 7A–“Quantitative and Qualitative Disclosures about Market Risk.”

                Our indebtedness under the Credit Facility is guaranteed by our direct and indirect domestic subsidiaries. Our obligations and the obligations of our subsidiary guarantors are secured by a security interest in substantially all of our assets and the assets of our subsidiary guarantors, including a pledge of notes we or they own and 65% of the capital stock of our domestic subsidiaries and any subsidiary guarantor’s directly owned foreign subsidiaries.

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

                 The Credit Facility contains various operating, financial, reporting and other restrictive covenants, including requirements to maintain certain financial ratios, limitations on capital expenditures, limitations on the creation of liens or additional indebtedness, and restrictions on the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. The Notes contain certain restrictive and reporting covenants. As of December 31, 2003, we were in compliance with all such covenants.

                After giving effect to the $61.2 million of principal payments of the term loan in 2003, the $10 million prepayment in January 2004 and the subsequent interest rate reduction under the Credit Facility, we are required during the next twelve months (through December 31, 2004) to make quarterly interest payments on the term loan and settlements on the two swaps totaling $9.8 million (assuming current interest rates) and principal amortization payments totaling $2.5 million. In addition, on January 1, 2004, we made our first semi-annual interest payment on the Notes in the amount of $6.4 million and we will be required to make our next payment of $6.3 million on July 1, 2004.

                Our ability to make principal and interest payments on our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our forecasts, we believe our cash flow from operations, together with our available cash and availability under our revolving credit facility, will be adequate to meet our liquidity needs for at least the next twelve months. Although we consider it unlikely, we may need to refinance all or a portion of our indebtedness at maturity.

                During 2003, $42 million of our drug infusion equipment sales to North American customers have been financed by an unaffiliated third party finance company. If such third party financing source were no longer available to our customers, it could require them to find another party or us to finance such customer purchases and require use of our cash.

                In September 2003, we received approval from the Internal Revenue Service, of our application of December 31, 2002, for a more favorable income tax treatment for sales to third party distributors. We have previously reflected the benefit for this tax accounting change as a reduction in our estimated current income tax liability for 2002 and 2003. This change resulted in an $8 million cash tax savings in 2002 with a refund for income taxes previously paid in 2002 of an additional $4 million. Based on our continued expected growth in sales to third party distributors, we anticipate that additional cash tax savings will be realized in future years. This change affects only cash flow and does not impact the amount of the provision for income taxes included in the consolidated statement of operations.

                 Net cash provided by operating activities for the year ended December 31, 2003, was $141.8 million compared with $51.6 million provided by operating activities in 2002 due to improved gross margins on higher sales, coupled with strong cash collections and managed spending growth. Additionally, cash requirements for taxes and interest were significantly lower in 2003 than in 2002. Net cash used in investing activities for the years ended December 31, 2003 and 2002, was $43.5 million and $19.6 million, respectively.

Cash used in investing activities includes $34.2 million and $18.1 million in capital expenditures for the years ended December 31, 2003 and 2002, respectively. Capital expenditures for 2003 included $12.3 million for our re-engineered enterprise-wide information system. We anticipate making capital expenditures of approximately $40 million during 2004. Cash used in investing activities for the year ended December 31, 2003 also includes $7.3 million for the purchase of an unrestricted patent license for certain needle-free technology. Net cash used in financing activities for the year ended December 31, 2003 was $123.2 million. This was primarily composed of repurchases of debt of $25.0 million in the first quarter, $566.8 million in the second quarter, and principal prepayments under the Credit Facility of $61.2 million in the second half of 2003, offset by cash received in connection with the recapitalization, including net debt proceeds of $407.9 million and net proceeds from the sale of common stock of $117.5 million. During 2003, net inflows of federal, state and foreign taxes paid, net of refunds, were $.5 million.

                 Due to the charges we recorded during the second quarter of 2003 in connection with the recapitalization and resulting payment of accreted interest on the repurchased 11-1/8% senior discount notes, we generated a tax net operating loss, or NOL, for 2003, estimated to be approximately $106 million. We expect that such NOL will effectively eliminate federal and state income taxes payable in 2004 as well as allow us to carryback and recover approximately $1.6 million of income taxes paid in previous years. The tax-effected value of our estimated NOL is $40.2 million and is expected to be fully utilized by the end of 2005. Of this estimated NOL, $24.8 million is included in deferred tax assets, net, current and $15.4 million is included in other non-current assets on the consolidated balance sheet as of December 31, 2003.

                The following schedule summarizes our contractual obligations and commitments to make future payments as of December 31, 2003:

	Payments Due by Period
	(dollars in millions)
Contractual Obligations	Total	Less than 1 Year	Year 2	Year 3	Year 4	Year 5	More than 5 Years

Long-term Debt	$358.8	$2.5	$2.5	$2.5	$2.5	$2.5	$346.3
Interest Payments (A)	146.7	23.5	21.3	20.6	19.3	19.2	42.8
Operating Leases	35.6	8.3	8.0	3.6	2.7	2.6	10.4
Purchase Obligations (B)	26.9	11.4	6.5	4.0	4.0	1.0	—
Other Long-Term Liabilities
reflected on the Balance Sheet	1.5	0.4	0.4	0.4	0.3	—	—

Total Contractual Cash Obligations	$569.5	$46.1	$38.7	$31.1	$28.8	$25.3	$399.5

(A)	Interest payment obligations include interest payable quarterly against the variable interest term loan under the Credit Facility at the January 2, 2004 interest rate of 3.66% per annum, interest payable semi-annually on the Notes at a fixed annual rate of 7-1/4% plus quarterly contractual settlements under the two swap agreements.

(B)	Purchase obligations generally include contractual obligations for the purchase of materials under long-term supply contracts, fixed assets, operating supplies and services.

Seasonality

                Infusion instrument sales are typically highest in the fourth quarter due to sales compensation plans that reward the achievement of annual quotas and the seasonal characteristics of the industry, including hospital purchasing patterns. We anticipate that this trend will continue but are unable to predict the effect, if any, from increased competitive pressures. Approximately 32% of our 2003 sales of drug infusion instruments occurred during the fourth quarter of 2003.

Backlog

                The amount of unfilled orders, believed to be firm, at December 31, 2003 and 2002, was $5.2 million and $7.4 million, respectively.

Foreign Operations and Currency Exchange Rates

                We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks. This risk did not materially change during 2003. For the years ended December 31, 2003 and 2002, approximately 33% and 32%, respectively, of our sales were denominated in currencies other than the U.S. dollar. For the years ended December, 2003 and 2002, approximately 34% and 30%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico, Australia, New Zealand and South Africa. Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar.

                We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. At December 31, 2003, we recorded liabilities in our consolidated balance sheet for foreign currency forward contracts valued at $.6 million and for option contracts valued at $.2 million. As of December 31, 2002, forward contracts valued at $.1 million were recorded as a current asset in our consolidated balance sheet.

                For the years ended December 31, 2003 and 2002, we recognized net charges related to the designated cash flow hedges of forecasted foreign currency exchange transactions in the amounts of $2.9 million and $.9 million, respectively, in other expense, which consisted primarily of costs incurred to settle hedges for which offsetting gains were reflected in operating income, costs to adjust foreign currency contracts for changes in hedged forecasted cash flows and premium costs for currency option contracts. Such costs were recorded in Other, net in the consolidated statement of operations. At December 31, 2003, $1.4 million ($.9 million after tax) was included in Accumulated other comprehensive income. This represents the remaining option premium costs net of the fair value of the open option contracts that are designated as cash flow hedges. This loss is expected to be charged to earnings during 2003 as the hedged transactions occur.

                Due to changes in foreign currency exchange rates during 2003 and 2002, primarily a weakening of the U.S. dollar against many European currencies, we recognized foreign currency transaction losses of $.1 million and gains of $.2 million during the years ended December 31, 2003 and 2002, respectively. Such gains were recorded in Other, net in the consolidated statement of operations.

Critical Accounting Estimates

                Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.

                Critical accounting estimates are those that involve subjective or complex judgments, often as a result of the need to make estimates. The estimates, judgments and assumptions used in the preparation of our financial statements affect the reported amounts of revenues, costs and expenses, assets, liabilities and related disclosure of contingent amounts. Our estimates are based on historical experience and various judgments and assumptions we believe are appropriate. However, the inherent nature of estimates is that actual results will likely be different from the estimates made.

                We believe that the following critical accounting estimates require use of significant assumptions, judgments and estimates. The use of different assumptions, judgments or estimates could have a material effect on the reported amounts of revenue, costs and expenses, assets and liabilities and the related disclosure of contingent amounts in our financial statements.

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

                Estimated cost of field corrective actions – We establish reserves for estimated costs to complete field corrective actions when we have the obligation to make such repairs. As of December 31, 2003, we do not believe we have significant cost remaining to complete any known field corrective actions, including those classified as FDA recalls. Prior to 2001, we had several field corrective actions and the costs incurred related to these activities were significant. These costs included labor and materials, as well as travel and lodging for repair technicians. Estimates of the costs to complete these activities were often quite difficult to determine due to uncertainty surrounding how many affected units were still in service and how many units customers would fix without our assistance.

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

                Carrying value of intangible assets – Under generally accepted accounting principles, we are required to write-down our intangible assets if such assets are determined to be impaired. Under current accounting standards, an impairment of an intangible asset is considered to have occurred when the estimated undiscounted future cash flows related to the assets are less than the carrying value of the assets. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. With respect to intangible assets, relevant factors include estimates of future market growth rates, product acceptance and lifecycles, selling prices and volumes, responses by competitors, manufacturing costs and assumptions as to other operating expenses. Beginning in 2002, we adopted a new accounting standard related to goodwill and other intangible assets. (See note 1 to the consolidated financial statements.)

                Intangible assets with finite lives are amortized over their useful lives; intangible assets with indefinite lives are not amortized. Upon adoption of the standard in the first quarter of 2002, we determined that the intangible asset related to the “IVAC” trade name has an indefinite life and therefore, we ceased amortization of this intangible asset. The indefinite life determination for this intangible asset was based on the evidence that no legal, regulatory, contractual, competitive, economic or other factors limited its useful life. Although we cannot envision changes in the industry, technological or regulatory environment that would limit the useful life of the asset, there is no assurance that such changes will not take place. Any future changes that would limit the useful life of this asset could have a material adverse impact on our financial condition and results of operations as amortization expense or an impairment charge would be required to be recognized.

                Income Taxes – Our effective tax rates differ from the statutory rate primarily due to the tax impact of non-U.S. operations, state taxes, research credits, and expenses not deductible in the United States.

Our future effective tax rates may be affected by changes in earnings in countries where we have statutory rates different than the U.S. federal rate, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. We are also subject to potential examinations of income tax in jurisdictions where we operate. Such examinations and subsequent findings different than the Company’s interpretations of existing tax law in the jurisdictions in which we operate could also affect the tax rate.

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

Factors Relating to ALARIS, Our Industry and Our Common Stock

                The success of our business strategy depends in part upon market acceptance of our medication safety products and our ability to maintain our technological leadership position in the medication safety area through the development of new products and services.

                In response to the recent emergence of patient safety as an important health care issue, and as a result of the maturation and increasing competitiveness of the markets for traditional infusion pumps and patient monitoring devices, we have increasingly focused our business strategy on developing products and services which are designed to reduce medication errors. We introduced our Medley Medication Safety System with our Guardrails Safety Software in the fourth quarter of 2001, and we have subsequently introduced a number of additional medication safety products and services. We have made and will continue to make significant investments in the development of these products and services, but we cannot assure you that the demand for our new products and services will justify such investments or that they will achieve widespread market acceptance. We may also be required to devote substantial resources to upgrading and enhancing our existing products and services after market introduction. We cannot assure you that in the future we will successfully complete or market new products or services, or enhancements to existing ones.

                Although our Medley Medication Safety System was the first infusion system of its kind approved for use in the United States, and we know of no other systems currently being marketed which provides as comprehensive a solution to the problem of medication safety as our Medley Medication Safety System and the Guardrails Safety Software, we cannot assure you that we can maintain our technological leadership in the area of medication safety. Maintaining our technological leadership will be important to the success of our products and services, as will our ability to be responsive to pricing pressures and changing business models. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our business, results of operations and financial condition could be materially and adversely affected. Our competitors may succeed in developing medication safety products and services which may achieve equal or greater market acceptance than ours, which could create pricing pressure on our medication safety products and services. Additionally, if we do not successfully reposition our older products for sale to different markets, our introduction of new products and services will reduce sales of such older products.

                We experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter.

                A hospital’s decision to purchase our Medley Medication Safety System is a significant business decision which is made with great care. The costs and time commitments involved in negotiating purchasing contracts for the Medley Medication Safety System and its component products and services may adversely affect our ability to consummate these sales or to consummate them in a timely manner. Failure to complete these sales could adversely affect our business, results of operations or financial condition. In addition, delays in completing such contracts could create variability in our operating results from period to period, which could cause fluctuations in the market price of our common stock.

                We face substantial competition in all of our markets.

                Our major competitors are Baxter International, Inc., Abbott Laboratories, Inc. (through its proposed spin-off “Hospira”) and B. Braun Medical, Inc. in the United States market and Fresenius Medical Care AG, B. Braun Melsungen AG and Graseby Medical Limited in the international market. These companies have greater financial, research and development, and marketing resources than we have. Our U.S. competitors are able to offer volume discounts based on bundled purchases of a broader range of medical equipment, pharmaceuticals and supplies than we sell, including infusion systems and intravenous solutions used with such systems. We cannot assure you that such competition will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

                The primary markets for many of our current products are relatively mature and highly competitive. We believe our success is dependent on the development of new infusion technologies and products, new product categories and the development of other markets for our products. Our older infusion therapy product lines have experienced flat or declining sales and market share in some geographic areas recently, primarily due to competitors who offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies, as well as to the aging of these products. We intend to continue to introduce new products in order to offset future declines in sales and market share of the mature segment of our current product line. We cannot assure you that new products will be successfully completed or marketed for sale, will not necessitate upgrades or technical adjustments after market introduction, can be manufactured in sufficient volumes to satisfy demand, or will fully offset declines in sales and market share experienced with respect to existing products.

                There is a concentration of buying power among our U.S. customers, which may increase competition for sales and put downward pressure on pricing.

                Most sales in the U.S. hospital market are made to individual hospitals through long-term contracts with group purchasing organizations, or GPOs, which aggregate the buying power of their member hospitals and monitor compliance with purchase commitments and, generally, charge an administrative fee to product providers for such services. GPOs often enter into exclusive purchase commitments with as few as one or two providers of infusion systems and/or patient monitoring products for a period of several years. If we are not one of the selected providers, we may be precluded from making sales to members of a GPO for several years and, in certain situations, the GPO may require removal of our existing installed infusion pumps, which would result in a loss of the related disposable administration set sales. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers which are able to offer volume discounts based on bundled purchases of a broader range of medical equipment and supplies. Further, we may be required to commit to pricing which has an adverse impact on our profit margins.

                Our significant level of indebtedness could limit our ability to conduct business and requires us to devote significant financial resources to service our debt.

                We have a significant amount of indebtedness. At December 31, 2003, we had $358.8 million outstanding indebtedness consisting of $183.8 million of term loans under the Credit Facility which are due in 2009 and $175.0 million of Notes which are due in 2011.

                Our level of indebtedness could have important consequences, including the following:

o	the debt instruments governing our indebtedness contain covenants that could limit our ability to conduct our business, including our ability to make capital expenditures for the development of new products and services;

o	it may be difficult for us to obtain additional financing for working capital, capital expenditures or acquisition opportunities or for other purposes; and

o	we may be more vulnerable to economic downturns, may be limited in our ability to respond to competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.

                Our ability to satisfy our debt obligations depends on our future performance, which is subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control. Although we believe that cash flow from operations will be sufficient to meet all of our debt service requirements and to satisfy our capital expenditure needs, we cannot guarantee that this will be the case. Should we not be able to service our debt, including repayment of the Credit Facility at maturity in 2009 or the Notes in 2011, these events could have a material adverse effect on our business, financial condition and results of operations.

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

                Legal standards relating to the scope of claims are still evolving in the courts and we cannot guarantee that our patents will be upheld as valid and enforceable. The U.S. Patent and Trademark Office may later modify or revoke our issued patents. This may create an extended period of uncertainty until the matter is resolved, which could take several years or more. In addition, foreign patents may be more difficult to obtain, be more difficult to protect and the remedies that are available against infringers may be less extensive than in the United States.

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

                In addition, we cannot assure you that any of our patents or licensed patents will not be infringed or designed around by others, that others will not obtain patents that we will need to license or design around, that our products will not inadvertently infringe the patents of others, or that others will not manufacture and distribute similar products upon expiration of such patents. We cannot assure you that our patents will not be invalidated or that we or our licensors will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues. (See the discussion under Item 1– “Business – Patents, Trademarks and Other Proprietary Rights.”)

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

                We are subject to extensive governmental regulation, and our failure to comply with these regulations can have serious consequences for our business. Government regulation is a significant factor in the research, development, testing, production and marketing of our products. If we do not comply with applicable regulatory requirements, we may need to recall products or suspend production of them. In addition, government regulators may refuse to allow the clinical testing or commercial distribution of our products and we could face civil sanctions or criminal prosecution. We cannot assure you that our existing products will consistently comply with such regulations or that any new products we develop will receive any necessary government approvals. (See the discussion under Item 1– “Business – Government Regulation.”)

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

                Obtaining necessary new product clearances or approvals from FDA is important to our business and can be a time consuming and expensive process. We cannot assure you that such clearances or approvals will be granted or that FDA’s review of submissions or applications for the same will not involve delays adversely affecting the marketing and sale of our products. We face comparable regulatory risks in the various countries in which we sell our products.

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

                We also have manufacturing facilities in the United Kingdom and Mexico which must meet the regulatory requirements imposed by those countries. Countries in the European Union, and other countries, are in the process of developing new approaches for regulating medical products which may result in lengthening the time required or changing the requirements to obtain permission to market new devices. These changes could have a material adverse effect on our ability to market our devices in such countries and could hinder or delay the successful implementation of our planned international expansion.

                Recent and future federal and state regulations in the U.S. relating to patient privacy could impose burdens on us.

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

                The patient data that we access, collect and analyze in the future may include protected health information. If so, we would then need to comply with certain regulations under the HIPAA privacy rule as a “business associate” of those healthcare providers and would face increased obligations regarding any protected health information we would receive on behalf of those providers. Those obligations would include agreeing, typically by contract, to use that protected health information only for certain purposes, to safeguard that information from misuse and to help those providers comply with their duties to provide patients with access to their health information.

                In addition, many states also regulate the privacy of health information and it is unclear how the HIPAA privacy rule will interact with existing or emerging state law. Further, in February 2003, HHS issued regulations governing the security of protected health information, which imposes detailed requirements on business associates relating to the storage, use and transmission of health information (security rule). We are evaluating the applicability of the HIPAA privacy rule and the HIPAA security rule to our existing and new products and services and our compliance obligations. If we need to comply with the HIPAA privacy rule, the HIPAA security rule, or both, in the future, additional compliance resources may be required.

                Governmental initiatives to contain healthcare costs could adversely affect our profit margins.

                There have been a number of governmental initiatives to reduce healthcare costs. In the U.S., for example, Congress and various state legislatures periodically propose changes in law and regulation that could have a major impact on the healthcare industry. Changes in governmental support of healthcare services, the prices for such services, mandates for particular features or functionalities or the regulations governing such services, as well as the growth of managed care organizations may all have a material adverse effect on our business, financial condition, results of operations or prospects. The costs of complying with possible new requirements may have a negative impact on our future earnings or on our customers’ ability or willingness to purchase our products.

                Other governmental initiatives to contain healthcare costs focus on improving patient safety through the use of technologically advanced products and services. The success of our business strategy depends in part upon a continued emphasis by the government, as well as insurance companies, the public and the media, on patient safety, reducing the incidence of adverse drug events, or ADEs, enhancing patient care and improving medical outcomes, through the kind of products and services we offer or will offer in the future. If these concerns become less of a priority, it could adversely affect our business strategy.

                If defects are discovered in our products, we could face potential product liability claims or other unforeseen costs and our reputation could suffer.

                We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in death, injury or other adverse effects. Products as complex as ours sometimes can contain defects, particularly in software components, that remain undetected, despite rigorous testing, until used in a variety of situations by many customers under varying circumstances. We expect that since our products are used in a hospital setting, users of our products likely have a greater sensitivity to such defects. We cannot assure you that we will not experience defects with our products in the future. If we do experience such defects, we could be subject to product liability claims or unforeseen warranty costs or be required to undertake expensive product recalls, all of which could divert our resources and damage our reputation.

                We cannot assure you that we will not be subject to any such expenses or product liability claims, that such claims will not result in liability in excess of any applicable insurance coverage or that our insurance will cover any expenses or claims made. We currently maintain product liability insurance coverage but we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Our insurance excludes coverage for punitive damages. Product liability claims can be expensive to defend and can divert management and other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects.

                We are subject to certain risks associated with our foreign operations.

                A substantial portion of our sales and earnings are attributable to international sales and manufacturing operations. During the years ended December 31, 2003 and 2002, $174.9 million and $148.9 million, respectively, of our sales were generated internationally, representing approximately 33% and 32% of our total sales during the respective periods. The value of our international sales and earnings is impacted by currency exchange rate fluctuations. Changes in currency exchange rates could have a material adverse effect on our business, financial condition, cash flow, results of operations or prospects. Furthermore, international manufacturing and sales are subject to other inherent risks. (See Item 7A– “Quantitative and Qualitative Disclosures About Market Risk–Foreign Exchange Risk Management.”)

                We are subject to certain risks globally.

                Our operations are subject to special risks that can materially affect our sales, profits and cash flows, including, among other risks the following:

o	exchange rate devaluations and fluctuations,

o	the impact of inflation,

o	exchange controls,

o	labor unrest,

o	restrictions on transfer of funds,

o	contract disputes with critical suppliers,

o	enforcing and collecting accounts receivable under some countries’ legal systems,

o	political uncertainty or instability,

o	import and export duties and quotas, and domestic and international customs and tariffs,

o	price controls,

o	compliance with country-specific laws and regulations,

o	unexpected changes in regulatory environments, and

o	potentially adverse tax consequences.

                Supply risks and shortages could harm our business.

                We purchase a significant amount of the raw materials we need by purchase order, and have, on occasion, experienced temporary delays due to supplier shortages. In addition, we rely on a limited number of suppliers for circuit boards and other parts which are used in certain of our infusion systems. The loss of any of these suppliers could temporarily disrupt or interrupt our manufacturing process and could affect our ability to manufacture in sufficient volumes to satisfy demand. Such disruption could materially and adversely affect our business, results of operations and financial condition.

                We may be adversely affected by environmental and safety regulations to which we are subject.

                We must comply with environmental laws and regulations concerning emissions to air, waste water discharges and the generation, handling, storage, transportation and disposal of hazardous wastes in the United States and other countries in which we do business., and with other federal, state and foreign laws and regulations. We believe that we possess all material permits and licenses necessary for the continuing operation of our business and that our operations are in substantial compliance with the terms of all applicable environmental laws. We cannot assure you that we will operate at all times in complete compliance with all such requirements. We cannot assure you that the applicable regulatory body’s interpretation will not have a material adverse effect on our business, financial condition, results of operations or prospects. We could be subject to potentially significant civil or criminal fines and penalties for any noncompliance that may occur. It is impossible to predict accurately what effect these laws and regulations may have on us in the future. (See the discussion under Item 1– “Business – Governmental Regulation – Environmental Regulation”

                We are controlled by our principal stockholder.

                 One stockholder, Jeffry M. Picower, beneficially owns more than 50% of our common stock and has the power to determine the outcome of any action requiring the approval or consent of the holders of our common stock, including the election of our directors. In addition, he has registration rights which may, in the future, require us to file registration statements covering sales of some or all of his common stock.

                There are substantial risks associated with investing in our common stock.

                Our stock price has been and likely will continue to be volatile, and we cannot assure you that your investment in our common stock will not fluctuate significantly. This volatility depends upon many factors, many of which are beyond our control, including:

o	actual or anticipated fluctuations in our quarterly financial and operating results or those of our competitors and degree of trading liquidity in our common stock;

o	issuance of new or changed securities analyst reports and/or recommendations applicable to us;

o	the ability by us and our competitors to develop and market new products;

o	departures of our key personnel;

o	adverse developments concerning our proprietary or intellectual property rights; and

o	changes in general economic and market conditions.

                Future sales of our common stock in the public market could lower the stock price.

                We or holders of substantial amounts of our common stock may, in the future, sell shares of our common stock in public offerings. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options that we have granted to our employees and to our non-employee directors to purchase shares of our common stock. We cannot predict the effect, if any, that future sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may have on the market price for our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk Management

                A part of our risk management strategy is our currency hedging program, under which we enter into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar. We categorize these instruments as entered into for purposes other than trading. We do not utilize derivative instruments for trading or speculative purposes. These contracts are entered into to reduce the risk that our earnings and cash flows, resulting from certain forecasted transactions, will be affected by changes in foreign currency exchange rates. However, we may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions. The success of the hedging program depends, in part, on forecasts of our transactions in various currencies (primarily the Euro). Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan. We may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as hedges, if any, is recognized immediately in earnings. We did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the year ended December 31, 2003.

                As a matter of policy, we will only enter into currency contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. We believe the risk of loss related to counterparty default is remote and would only consist of the net market value gain (if any) of the underlying instrument. The contracts have varying maturities with none exceeding eighteen months. Costs associated with entering into contracts are not expected to be material to our financial results. (See Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Foreign Operations and Currency Exchange Rates.”)

Interest Rate Risk

                We are exposed to market risk from changes in interest rates, which could impact our results of operations and financial condition. The term loan under the Credit Facility bears interest at a variable rate tied to LIBOR or other index at our option.

Consistent with our risk management policy to reduce the effect of interest rate volatility and stabilize cash flows, and as required in part under the Credit Facility, we fixed our LIBOR rate by entering into two interest rate swap agreements in July 2003 and August 2003 whereby $202 million of the term loan was effectively converted to a fixed rate beginning January 2, 2004. Since entering into the swap agreements, the fair value of the swaps has become negative. At December 31, 2003, the negative market value of the swaps was $.9 million and is included in other liabilities and the corresponding expense of $.9 million ($.6 million after tax) is included in accumulated other comprehensive income. Should we terminate the swaps in advance of their expiration, the cost to us could be material. Absent such swaps, a one percentage point change in the interest rate on our term loan (assuming no further principal prepayments and $183.8 million outstanding principal at December 31, 2003) would result in an approximate $1.8 million annual change in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Our consolidated financial statements are set forth on pages F-1 through F-39 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                We maintain disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                Our management performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

                There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information required by this item regarding directors will be included in the Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

                The information required by this Item concerning our Business Ethics Policy and Code of Conduct will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

                The information required by this Item will be included in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by this Item will be included in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information required by this Item will be included in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                The information required by this Item will be included in the Proxy Statement under the caption “Audit Matters” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report.

    1.        Financial Statements:

The following financial statements of ALARIS Medical Systems, Inc. and its subsidiaries are included on pages F-1 through F-38:

Report of Independent Auditor

Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheet at December 31, 2003 and 2002

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Changes in Stockholders’ Equity for the period from December 31, 2000 to December 31, 2003

Notes to Consolidated Financial Statements

    2.        Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2003

All other schedules have been omitted because they are inapplicable, not required or the required information is included in the financial statements or notes thereto.

    3.        Exhibits:

Exhibit No.	Description of Exhibit	Status of Filing
1.1	Underwriting agreement, dated June 25, 2003, between the Company and Bear, Stearns & Co. Inc., Citigroup Global Markets Inc., UBS Securities LLC, CIBC World Markets Corp., and Jefferies & Company, Inc.	Incorporated by reference to Exhibit 1.1 to the Form 8-K of ALARIS Medical Systems, Inc. filed on July 14, 2003.

1.2	Underwriting agreement, dated June 25, 2003, between the Company and Bear, Stearns & Co. Inc., CIBC World Markets Corp., UBS Securities LLC and the selling stockholders named therein.	Incorporated by reference to Exhibit 1.2 to the Form 8-K of ALARIS Medical Systems, Inc. filed on July 14, 2003.

3.1	Restated Certificate of Incorporation of ALARIS Medical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-A/A of ALARIS Medical Systems, Inc. (formerly ALARIS Medical, Inc.) filed on May 9, 2003.

Exhibit No.	Description of Exhibit	Status of Filing
3.2	Certificate of Ownership and Merger of ALARIS Medical Systems, Inc. into ALARIS Medical, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K of ALARIS Medical Systems, Inc. filed on July 14, 2003.

3.3	ALARIS Medical Systems, Inc. By-Laws (as amended through June 30, 2003).	Incorporated by reference to Exhibit 2.3 to the Form 8-A12B filed on September 19,2003.

4.1	Supplemental Indenture dated as of June 30, 2003 between the Company and The Bank of New York, as trustee.	Incorporated by reference to Exhibit 4.1 to the Form 8-K of ALARIS Medical Systems, Inc. filed on July 14, 2003.
4.2	Registration Rights Agreement dated August 12, 1994 between the Company and Decisions Incorporated.	Incorporated by reference to Annex I to the definitive proxy statement of ALARIS Medical Systems, Inc. (formerly Advanced Medical, Inc.) filed on July 26, 1994.
4.3	Registration Rights Agreement dated March 26, 1991 between the Company, Jeffry M. Picower, Decisions Incorporated and JA Special Limited Partnership.	Incorporated by reference to Exhibit 10.10(a) to the Annual Report on Form 10-K of ALARIS Medical Systems, Inc. (formerly Advanced Medical, Inc. for the year ended December 31, 1990.
4.4	Registration Rights Agreement dated October 3, 1990 between the Company and Jeffry M. Picower.	Incorporated by reference to Exhibit 19-6 to Form 10-Q of ALARIS Medical Systems, Inc. (formerly Advanced Medical, Inc.) for the quarter ended September 30, 1990.
4.5	Letter agreement dated March 30, 1990 between the Company, Jeffry M. Picower and other persons relating to certain registration rights.	Incorporated by reference to Exhibit 4-8 to Form 10-Q of ALARIS Medical Systems, Inc. (formerly Advanced Medical Technologies, Inc.) for the quarter ended March 31, 1990.
4.6	Form of 7% Convertible Subordinated Debenture dated May 26, 1989 due 1995 issued to Jeffry M. Picower and another purchaser relating to certain registration rights.	Incorporated by reference to Exhibit 3 to Form 8-K of Advanced Medical Technologies, Inc. (now ALARIS Medical Systems, Inc.) filed on June 5, 1989.
4.7	Letter agreement dated May 26, 1989 between the Company, Jeffry M. Picower and another purchaser relating to registration rights.	Incorporated by reference to Exhibit 4 to Form 8-K of Advanced Medical Technologies, Inc. (now ALARIS Medical Systems, Inc.) filed on June 5, 1989.

Exhibit No.	Description of Exhibit	Status of Filing

10.1	Third Amended and Restated 1988 Stock Option Plan.	Incorporated by reference to Annex IV to the definitive proxy statement of ALARIS Medical Systems, Inc. (formerly Advanced Medical, Inc.) filed on July 25, 1994.

10.2	Addendum to Employment Letter dated April 13, 1999, by and between David L. Schlotterbeck and the Company.	Incorporated by reference to the Annual Report on Form 10-K of ALARIS Medical Systems, Inc. (formerly ALARIS Medical, Inc.) for the year ended December 31, 1999.

10.3	Addendum to the Employment Letter dated April 13, 1999, by and between David L. Schlotterbeck and the Company dated May 22, 2002.	Incorporated by reference to Exhibit 10.2 to the Form 10-Q of ALARIS Medical Systems, Inc. (formerly ALARIS Medical, Inc.) for the quarter ended June 30, 2002.

10.4	Change in Control Agreement, dated April 20, 2000, between the Company and William C. Bopp. (The Company has entered into identical agreements with each of the following officers: David L. Schlotterbeck, Sally M. Grigoriev, Jake St. Philip, Stuart E. Rickerson, Frederic Denerolle, William H. Murphy and Robert F. Mathews. Such agreements are identical to the Change in Control Agreement with Mr. Bopp and are not filed.)	Incorporated by reference to Exhibit 10.17 to the Form 10-Q of ALARIS Medical Systems, Inc. (formerly ALARIS Medical, Inc.) for the quarter ended March 31, 2000.

10.5	1996 Stock Option Plan, as amended.	Incorporated by reference to Exhibit B to the definitive proxy statement of ALARIS Medical Systems, Inc. (formerly ALARIS Medical, Inc.) filed on March 26, 2003.
10.6	Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit C to the definitive proxy statement of ALARIS Medical Systems, Inc. (formerly ALARIS Medical, Inc.) filed on April 12, 2002.

10.7	Non-Qualified Stock Option Agreement by and between David L. Schlotterbeck and the Company.	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (333-18687) of ALARIS Medical Systems, Inc. filed on November 20, 2001 (the “2001 S-4”).

10.8	Non-Qualified Stock Option Agreement by and between the Company and William C. Bopp.	Incorporated by reference to Exhibit 10.5 to the 2001 S-4.

10.9	Non-Qualified Stock Option Agreement by and between the Company and Stuart E. Rickerson.	Incorporated by reference to Exhibit 10.6 to the 2001 S-4.

Exhibit No.	Description of Exhibit	Status of Filing

10.10	Non-Qualified Stock Option Agreement by and between the Company and William H. Murphy.	Incorporated by reference to Exhibit 10.7 to the 2001 S-4.

10.11	ALARIS Medical Systems Retirement Investment Plan, as amended	Incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-8 (333-108238) dated December 12, 2003.

10.12	Credit Agreement, dated as of June 30, 2003, among the Company, various Lenders and Issuers, Citicorp North America, Inc., UBS Securities LLC, Bear Stearns Corporate Lending Inc., CIBC World Markets Corp., Citigroup Global Markets Inc., and UBS Securities LLC.	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of ALARIS Medical Systems, Inc. for the quarter ended June 30, 2003.

10.13	Pledge And Security Agreement, dated as of June 30, 2003, between the Company and Citicorp North America, Inc. as administrative agent for the secured parties listed in the Credit Agreement.	Incorporated by reference to Exhibit 10.2 to the Form 10-Q of ALARIS Medical Systems, Inc. for the quarter ended June 30, 2003.

10.14	Guaranty, dated as of June 30, 2003, by ALARIS Release Corp., ALARIS Consent Corp., River Medical, Inc., and IVAC Overseas Holdings, Inc. in favor of Citicorp North America, Inc. as administrative agent for the secured parties listed in the Credit Agreement.	Incorporated by reference to Exhibit 10.3 to the Form 10-Q of ALARIS Medical Systems, Inc. for the quarter ended June 30, 2003.

10.15	Amendment No. 1, dated as of December 19, 2003, to the Credit Agreement among the Company, various Lenders and Issuers, Citicorp North America, Inc., UBS Securities LLC, Bear Stearns Corporate Lending Inc., CIBC World Markets Corp., Citigroup Global Markets Inc., and UBS Securities LLC.	Filed herewith.

21	List of Subsidiaries of ALARIS Medical Systems, Inc.	Filed herewith.

23	Consent of PricewaterhouseCoopers, LLP.	Filed herewith

31.1	Certification by David L. Schlotterbeck Pursuant to Securites Exchange Act Rule 13a-14a.	Filed herewith.

31.2	Certification by William C. Bopp Pursuant to Securites Exchange Act Rule 13a-14a.	Filed herewith.

32.1	Certification by David L. Schlotterbeck pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description of Exhibit	Status of Filing

32.2	Certification by William C. Bopp pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

  (b)               Reports on Form 8-K.

October 28, 2003, discussing under Item 12 an earnings press release dated October 28, 2003 reporting our results for the three and nine months ended September 30, 2003.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 3, 2004.

ALARIS MEDICAL SYSTEMS, Inc. By: /s/ David L. Schlotterbeck —————————————— Name: David L. Schlotterbeck Title: President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 3, 2004.

Name	Title(s)
/s/ NORMAN M. DEAN —————————————— Norman M. Dean	Director and Chairman of the Board

/s/ DAVID L. SCHLOTTERBECK —————————————— David L. Schlotterbeck	Director, President and Chief Executive Officer

/s/ WILLIAM C. BOPP ————————————— William C. Bopp	Sr. Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT F. MATHEWS —————————————— Robert F. Mathews	Vice President—Finance and Treasurer Principal Accounting Officer

/s/ HANK BROWN —————————————— Hank Brown	Director

/s/ HENRY GREEN —————————————— Henry Green	Director

/s/ JACQUELINE KOSECOFF —————————————— Jacqueline Kosecoff	Director

/s/ BARRY SHALOV —————————————— Barry Shalov	Director

/s/ WILLIAM TUMBER —————————————— William Tumber	Director

ALARIS MEDICAL SYSTEMS, INC.
Index to Consolidated Financial Statements

1. Financial Statements:
Page

Report of Independent Auditor	F-2

Consolidated Statement of Operations for the years ended December 31, 2003,
2002 and 2001	F-3

Consolidated Balance Sheet at December 31, 2003 and 2002	F-4

Consolidated Statement of Cash Flows for the years ended December 31, 2003,
2002 and 2001	F-5

Consolidated Statement of Changes in Stockholders' Equity for the period from
December 31, 2000 to December 31, 2003	F-6

Notes to Consolidated Financial Statements	F-7

2. Financial Statement Schedule :

Schedule II - Valuation and Qualifying Accounts and Reserves for the
three years ended December 31, 2003	F-39

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of
ALARIS Medical Systems, Inc.:

                In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 46 present fairly, in all material respects, the financial position of ALARIS Medical Systems, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                As discussed in Note 1 of the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of its goodwill and indefinite lived assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP
San Diego, CA
February 23, 2004

ALARIS MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Sales	$533,878	$460,333	$412,795

Cost of sales	248,807	232,989	211,601

Gross profit	285,071	227,344	201,194

Selling and marketing expenses	102,257	88,562	80,021
General and administrative expenses	48,758	41,660	48,385
Research and development expenses	38,431	30,378	27,060
Restructuring and other non-recurring items	—	(585)	6,889

Total operating expenses	189,446	160,015	162,355

Interest income from sales-type capital leases	3,204	4,345	5,141

Income from operations	98,829	71,674	43,980

Other income (expenses):
Interest income	788	1,054	1,982
Interest expense	(41,405)	(58,240)	(59,686)
Recapitalization expenses (Notes 2 and 6)	(67,695)	—	(739)
Other, net	(2,195)	(1,050)	(3,959)

Total other expense	(110,507)	(58,236)	(62,402)

(Loss) income from continuing operations before income taxes	(11,678)	13,438	(18,422)
(Benefit from) provision for income taxes	(4,205)	5,257	(4,580)

(Loss) income from continuing operations	(7,473)	8,181	(13,842)

Discontinued operations:
Income from operations of discontinued business [net of
applicable income tax expense of $180]	—	—	270
Gain on disposal of business [net of applicable income
tax expense of $2,492]	—	—	3,737

Total income from discontinued operations	—	—	4,007

Net (loss) income	$(7,473)	$8,181	$(9,835)

(Loss) income per common share from continuing operations, basic	$(.11)	$.14	$(.24)

(Loss) income per common share from continuing operations, diluted	$(.11)	$.13	$(.24)

Income per common share from discontinued operations,
basic and diluted	—	—	$.07

Net (loss) income per common share, basic	$(.11)	$.14	$(.17)

Net (loss) income per common share, diluted	$(.11)	$.13	$(.17)

Weighted average common shares outstanding, basic	66,024	59,401	58,853

Weighted average common shares outstanding, diluted	66,024	62,369	58,853

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET

(Dollar and share amounts in thousands, except per share data)

ASSETS

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$45,914	$69,739

Receivables, net	92,403	90,050
Inventories	52,149	56,924
Deferred tax assets, net, current	31,420	18,063
Prepaid expenses and other current assets	6,866	8,703

Total current assets	228,752	243,479

Net investment in sales-type capital leases, less current portion	9,219	16,050
Property, plant and equipment, net	69,897	56,448
Other non-current assets	37,256	35,666
Goodwill	143,984	143,984
Intangible assets, net	87,877	90,074

	$576,985	$585,701

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$2,450	$—
Accounts payable	22,760	19,187
Accrued expenses and other current liabilities	76,446	51,157

Total current liabilities	101,656	70,344

Long-term debt	356,325	527,468
Other non-current liabilities	27,221	20,038

Total non-current liabilities	383,546	547,506

Contingencies and litigation (Note 14)
Stockholders' equity:
Non-redeemable preferred stock, authorized 9,000 shares,
issued and outstanding: none	—	—
Common stock, authorized 85,000 shares at $.01 par value;
issued 71,320 and 60,045 shares at December 31, 2003
and December 31, 2002, respectively	713	600
Capital in excess of par value	274,109	151,423
Accumulated deficit	(184,880)	(177,407)
Treasury stock, at cost, 453 shares issued at December 31, 2002	—	(2,027)
Accumulated other comprehensive income (loss)	1,841	(4,738)

Total stockholders' equity	91,783	(32,149)

	$576,985	$585,701

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(7,473)	$8,181	$(9,835)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	26,465	23,958	31,973
Stock options granted to non-employees for service	—	100	—
Net loss on disposal/write-off of property, plant and equipment
and intangibles	1,056	709	273
Debt discount and issue costs amortization and write-offs	3,672	2,662	2,867
Accretion of bond interest	8,921	18,210	18,039
Deferred tax (benefit) expense, continuing operations	(7,607)	746	(3,787)
Recapitalization expenses (Notes 2 and 6)	67,695	—	739
Gain on sale of Instromedix (Note 4)	—	—	(3,737)
(Increase) decrease in assets:
Receivables, net	(22)	(18,011)	11,547
Inventories	5,090	13,413	(9,045)
Prepaid expenses and other current assets	1,892	(3,336)	(3,807)
Net investment in sales-type capital leases, non-current portion	6,831	8,175	1,695
Other non-current assets	324	(655)	42
Increase (decrease) in liabilities:
Accounts payable	4,635	(6,276)	1,810
Accrued expenses and other current liabilities	23,134	(2,770)	12,130
Other non-current liabilities	7,183	6,523	3,793

Net cash provided by operating activities	141,796	51,629	54,697

Cash flows from investing activities:
Capital expenditures	(34,160)	(18,225)	(17,642)
Patents, trademarks and other	(9,348)	(1,475)	(703)
Payments for product licenses and distribution rights	—	—	(1,801)
Proceeds from disposal of property, plant and equipment	47	86	152
Net proceeds from sale of discontinued business (Note 4)	—	—	8,051

Net cash used in investing activities	(43,461)	(19,614)	(11,943)

Cash flows from financing activities:
Repurchase of debt and related costs	(591,839)	—	(17,500)
Principal payments on long-term debt	(61,225)	(15,969)	(166,649)
Proceeds from term loan borrowing	245,000	—	—
Proceeds from issuance of long-term debt	175,000	—	170,000
Proceeds from exercise of stock options	4,497	1,863	302
Proceeds from sale of common stock	125,000	—	—
Equity issuance costs	(7,459)	—	—
Debt issuance costs	(12,145)	—	(8,048)

Net cash used in financing activities	(123,171)	(14,106)	(21,895)

Effect of exchange rate changes on cash	1,011	630	(289)

Net (decrease) increase in cash	(23,825)	18,539	20,570
Cash and cash equivalents at beginning of period	69,739	51,200	30,630

Cash and cash equivalents at end of period	$45,914	$69,739	$51,200

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar and share amounts in thousands)

	Common Stock Shares Amount		Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock Shares Amount		Accumulated Other Compre- hensive (Loss) Income	Total Stock- holders' Equity	Compre- hensive (Loss) Income

Balance at December 31, 2000	59,296	$593	$148,992	$(175,753)	453	$(2,027)	$(7,539)	$(35,734)
Comprehensive loss:
Net loss for the year				(9,835)				(9,835)	$(9,835)
Equity adjustment from foreign currency translation							(1,401)	(1,401)	(1,401)
Effects of cash flow hedges included in other comprehensive loss (net of tax expense of $58)							(87)	(87)	(87)

Comprehensive loss									$(11,323)

Exercise of stock options	111	1	301					302
Tax benefit from exercise of
stock options			32					32

Balance at December 31, 2001	59,407	$594	$149,325	$(185,588)	453	$(2,027)	$(9,027)	$(46,723)

Comprehensive income:
Net income for the year				8,181				8,181	$8,181
Equity adjustment from foreign currency translation							4,343	4,343	4,343
Effects of cash flow hedges included in other comprehensive income (net of tax expense of $36)							(54)	(54)	(54)

Comprehensive income									$12,470

Stock options granted to non-employees for services			100					100
Exercise of stock options	638	6	1,857					1,863
Tax benefit from exercise of
stock options			141					141

Balance at December 31, 2002	60,045	$600	$151,423	$(177,407)	453	$(2,027)	$(4,738)	$(32,149)

Comprehensive loss:
Net loss for the year				(7,473)				(7,473)	$(7,473)
Equity adjustment from foreign currency translation							7,883	7,883	7,883
Effects of cash flow hedges included in other comprehensive loss (net of tax expense of $693)							(1,304)	(1,304)	(1,304)

Comprehensive loss									$(894)

Sale of Common Stock	10,000	100	117,441					117,541
Exercise of stock options	1,728	17	4,480					4,497
Retirement of treasury shares	(453)	(4)	(2,023)		(453)	2,027		—
Tax benefit from exercise of
stock options			2,788					2,788

Balance at December 31, 2003	71,320	$713	$274,109	$(184,880)	—	$—	$1,841	$91,783

The accompanying notes are an integral part of these consolidated financial statements.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company:

                ALARIS Medical Systems, Inc. was originally incorporated under the name Advanced Medical Technologies, Inc. on September 28, 1988. On November 26, 1996, IMED Corporation, the Company’s operating subsidiary, and IVAC Medical Systems, Inc., two pioneers in infusion systems, merged to create ALARIS Medical Systems, Inc. (“Former AMS”), and the Company changed its name to ALARIS Medical, Inc. (“AMI”). On June 30, 2003, AMI and Former AMS completed a recapitalization which is further discussed in Note 2. In connection with the recapitalization, Former AMS merged with and into AMI, which changed its name to ALARIS Medical Systems, Inc. ALARIS Medical Systems, Inc. and its subsidiaries are collectively referred to as the “Company, “ALARIS” or “ALARIS Medical Systems.”

Summary of Significant Accounting Policies:

Consolidation:

                The financial statements include the accounts of ALARIS Medical Systems and its subsidiaries. All subsidiaries of ALARIS Medical Systems are wholly owned. The Company does not have any equity method investments. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue recognition:

                Revenue, net of an allowance for estimated returns and rebates, under any sales arrangement is recognized only if there is a completed agreement (executed written contract or purchase order); the fee is fixed; collectibility is probable; delivery of the product or service has been completed; and transfer of title and risk of loss have occurred. The Company frequently enters into revenue arrangements with multiple deliverables, which are subject to the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) and Emerging Issues Task Force Abstract Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). For arrangements under EITF 00-21, revenue is divided among the separate units of accounting (deliverables) based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria. However, in instances when fair value exists only for the undelivered elements, the residual method is used to allocate total consideration.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                In addition to outright sales arrangements with multiple deliverables, the Company sells instruments via long-term agreements to a number of customers under contracts which allow customers to acquire instruments with no initial payment. The sales price for the instruments is recovered via surcharges applied to minimum purchase commitments of related disposables. These agreements are referred to herein and accounted for as sales-type capital leases. The term of the financing is generally three to seven years, with annual interest rates of 9% to 15%. Under these arrangements, revenue is recognized for instruments upon delivery of the product. Unearned finance revenue on sales-type capital leases is calculated using the inherent rate of interest on each agreement, the expected disposable shipment period and the principal balance financed, and is recognized as disposables are delivered using a reducing principal balance method which approximates the interest method. Contract provisions include liquidated damage clauses which are sufficient to recover the sales price of the instruments in the event of customer non-compliance.

                The Company also provides instruments to customers under contracts with no minimum commitment quantity for disposable products and terms ranging from one to five years. No revenue is recognized upon the shipment of the instruments. A surcharge is applied to disposable products to recover the cost of the instruments and revenue is recognized upon delivery of the disposables. The instruments are reclassified from inventory to property, plant and equipment upon shipment, depreciated over their estimated useful lives (which management has determined to be over the life of the contract) and included in capital expenditures in the consolidated statement of cash flows.

                With the introduction of ALARIS’ Medley Medication Safety System and Guardrails Safety Software, the Company transitioned from selling infusion devices which contain software incidental to the product, to selling safety systems which contain software essential to the functionality of the product. The elements of safety system sales arrangements may contain some or all of the following: infusion devices, disposables, software, software maintenance programs and professional services. These multiple element arrangements are subject to the provisions of Statement of Position 97-2 “Software Revenue Recognition,” (SOP 97-2) and total fees are allocated to each element based on vendor-specific objective evidence of fair value for each element or using the residual method, when applicable. Vendor-specific objective evidence is generally based on the price charged when an element is sold separately, or if it has not yet been sold separately (as in the case of new products), when the fee is set by management with the requisite authority. Allocated fees are recognized separately for each element when it is delivered and our contractual obligation with relation to that element is complete. Perpetual software license revenue is generally recognized upon shipment to the customer. Software maintenance revenue is recognized ratably over the contract period. Vendor-specific objective evidence for software maintenance is determined based on contract renewal price for such maintenance. Rights to unspecified software upgrades (on a when-and-if available basis) are included in software maintenance. Professional service revenue is recognized when services are rendered. Such services are sold separately from ALARIS’ products and are not considered essential to the functionality of the products.

                All product returns must be approved by ALARIS and have historically not been significant. Rebates to end user customers and administrative fees paid to group purchasing organizations are recorded as a reduction to revenue at the time of the sale, based on the percent defined in the contractual arrangement. Sales to certain third party distributors in the United States are recognized when information is received from the distributor on placement of the Company’s products to the end user customer and the final net purchase price is known.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                As part of its hedging program, the Company only enters into currency contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. The Company does not have a significant exposure to any one counterparty. Management believes the risk of loss related to counterparty default is remote and would only consist of the net market value gain (if any) of the underlying instrument.

                The Company provides a variety of financing arrangements for its customers. The majority of the Company’s accounts receivable are from hospitals throughout the United States, Europe, Canada and Australia with credit terms of generally 30 to 90 days, although various European markets pay much longer than the contractual terms. The Company maintains adequate reserves for potential credit losses and such losses have been within management’s estimates. One customer accounted for 12% of the outstanding accounts receivable at December 31, 2003.

Cash and cash equivalents:

                Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or fewer.

                The Company was required at December 31, 2003 to maintain $4,109 in collateralized deposit accounts with commercial banks as security against open foreign exchange contracts, primarily forward contracts (discussed in Note 3). Such amounts are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheet. This collateral amount will fluctuate as open foreign exchange contracts are settled throughout 2004. Under the secured credit agreement (discussed in Note 6), the Company has the ability to enter into similar foreign exchange contracts with lenders who will not require restricted cash balances to be maintained.

Inventories:

                Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

Property, plant and equipment:

                Property, plant and equipment are stated at cost. The Company capitalizes costs of computer software developed or obtained for internal use. Capitalization begins when it is probable that the project will be completed, funding for the project has been committed and the project’s conceptual formulation and design is complete. Capitalization ceases when the project is substantially complete and ready for use. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounts and any gain or loss is recognized. The Company capitalizes interest cost on projects when construction entails major expenditures over extended time periods. Such interest is amortized over the estimated useful lives of the related assets. Interest capitalized totaled $471 for the year ended December 31, 2003.

                Depreciation and amortization for the majority of the Company’s assets is provided using the straight-line method based upon the following estimated useful lives of the assets (or lease terms, if shorter, for leasehold improvements). Beginning in the fourth quarter of 2002, due to a change in forecasted usage and estimated remaining life, depreciation on the Company’s enterprise-wide information system has been accelerated and is provided using the sum-of-the-years-digits method with an eight year life. The effect on net income was $315 and $126, net of tax, for the years ended December 31, 2003 and 2002, respectively, and there was no effect on earnings per share for the period.

Building and leasehold improvements	3 to 10 years
Machinery and equipment	3 to 10 years
Information technology (including computer software)	3 to 10 years
Furniture and fixtures	4 to 10 years
Instruments at customers	1 to 5 years

Capitalized patent issuance and trademark costs:

                The Company capitalizes patent issuance and trademark registration costs. These costs are amortized using the straight-line method over the estimated period of benefit, an average of seven years for the periods presented. At December 31, 2003 and 2002, the unamortized capitalized patent issuance and trademark registration costs were $3,485 and $3,375, respectively.

                The Company capitalizes amounts paid to third parties for licenses to use certain technologies in its products. The deferred costs are amortized over the estimated period of benefit using the straight-line method. The period of amortization for capitalized patent licenses ranges from two to fifteen years. In determining the amortization period, consideration is given to the term of the license agreement; the estimated sales related to the product, the technological feasibility of the licensed product and whether or not the technology is exclusive. At December 31, 2003 and 2002, the unamortized patent license agreement costs were $12,764 and $6,902.

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

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Under these standards, the Company ceased amortizing goodwill totaling $143,984, including $2,714 ($4,523 before tax effect) of its workforce previously classified as an other intangible asset, and a trademark totaling $74,750 as of January 1, 2002.

                Upon adoption of FAS 142, the Company determined that an intangible asset related to the “IVAC” trade name had an indefinite life and in accordance with FAS 142, should not be amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of this intangible asset to the reporting units. As of December 31, 2003, there was no impairment loss associated with such indefinite-lived intangible asset as its fair value exceeds the carrying amount.

                The following table presents the impact of FAS 142 on income from operations, net loss and loss per common share, as if they had been in effect for the year ended December 31, 2001.

Year Ended December 31, 2001

Income from operations, as reported	$43,980
Goodwill amortization	5,760
Workforce amortization	504
Trade name amortization	3,000

Pro forma income from operations	$53,244

Loss from continuing operations, as reported	$(13,842)
Goodwill amortization	5,760
Workforce amortization	504
Trade name amortization	3,000
Tax effect	(1,400)

Pro forma loss from continuing operations	$(5,978)

Net loss, as reported	$(9,835)
Goodwill amortization	5,760
Workforce amortization	504
Trade name amortization	3,000
Tax effect	(1,400)

Pro forma net loss	$(1,971)

Basic and diluted loss per common share from continuing operations, as reported	$(.24)
Aggregated change in amortization, net of tax	.14

Pro forma basic and diluted loss per common share from continuing operations	$(.10)

Basic and diluted net loss per common share, as reported	$(.17)
Aggregated change in amortization, net of tax	.13

Pro forma basic and diluted net loss per common share	$(.04)

                Intangible assets with finite lives will continue to be amortized over the expected economic lives of the intangible assets. The Company reassessed the useful lives of its intangible assets and determined no change in useful lives to be required for its finite-lived assets. Intangible assets are amortized as follows:

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patents	Straight-line	8 years (weighted average)
Product licensing and distribution fee	Straight-line	15-18 years
Trademark	Not amortized
Goodwill (including acquired workforce)	Not amortized

                Intangible assets, net were as follows:

	December 31, 2003		December 31, 2002
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Patents	$29,021	$19,728	$29,021	$18,135
Distribution rights and license agreements	8,462	4,628	8,462	4,024

Subtotal other intangible assets, net
(subject to amortization)	37,483	24,356	37,483	22,159
Acquired other intangible assets
(not subject to amortization):
IVAC trade name	74,750	—	74,750	—

Intangible assets, net	$112,233	$24,356	$112,233	$22,159

                For the years ended December 31, 2003 and 2002, amortization expense for other intangible assets, net was $2,197 and $2,279, respectively. The estimated future annual amortization expense for other intangible assets, net is as follows:

Fiscal Year
2004	$2,184
2005	2,181
2006	2,085
2007	1,769
2008	1,769

Impairment of long-lived assets and goodwill:

                The Company assesses potential impairments of long-lived assets and certain intangibles on an exception basis, when there is evidence that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. At December 31, 2003, no such impairment losses have been recorded.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                In addition, goodwill and other intangible assets which are not amortized in accordance with FAS 142 are tested for impairment annually during the first quarter of the Company’s fiscal year, or more frequently if events indicate possible impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. At December 31, 2003, no such impairment losses for acquired other intangible assets or goodwill have been recorded. For impairment testing, goodwill ($143,984 at December 31, 2003 and 2002) was allocated to the Company’s reportable segments as follows: North America $99,623 and International $44,361. The Company has not changed the allocation of goodwill since adopting FAS 142.

Debt issue costs:

                Debt issue costs, net of amortization, aggregating $9,797 and $11,608 at December 31, 2003 and 2002, respectively, are amortized using the effective interest method. The estimated future annual amortization expense for debt issue costs is as follows:

Fiscal Year
2004	$1,559
2005	1,547
2006	1,537
2007	1,526
2008	1,442

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

Software production costs:

                Some of the Company’s products include embedded software which is essential to the products’ functionality. The Company capitalizes software production costs when the project reaches technological feasibility and ceases capitalization when the project is ready for release. Software production costs are amortized using the greater of: a) the ratio of current gross revenue for the related product to total current and anticipated gross revenue for the related product or b) the straight-line method over the remaining estimated economic life of the product. Amortization begins when the product is available for general release to the customer. Unamortized capitalized software production costs at December 31, 2003 and 2002 were $1,071 and $1,515, respectively, and are included in property, plant and equipment. Amortization expense was $444 and $443 for the years ended December 31, 2003 and 2002, respectively.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments:

                The carrying amount of the Company’s financial instruments, including cash, trade receivables and payables, approximates their fair value due to their short-term maturities. The fair values of the Company’s sales-type capital lease receivables are estimated by discounting future cash flows using discount rates that reflect the risk associated with similar types of loans. The estimated fair values of the Company’s sales- type capital lease receivables approximate their carrying values. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities and the quoted market price for the notes. The carrying value of our bank credit facility approximates fair value as interest rates are indexed to LIBOR.

                The carrying values and fair values of the Company’s notes at December 31, 2003 and 2002 were as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
9-3/4% senior subordinated notes due 2006	$—	$—	$180,000	$181,800
11-5/8% senior secured notes due 2006	—	—	170,000	191,250
11-1/8% senior discount notes due 2008	—	—	177,468	171,990
7-1/4% senior subordinated notes due 2011	175,000	181,125	—	—

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

                The Company also engages in the sale of technical services for which revenue is deferred and recognized upon completion of the service. Additionally, the Company sells service programs for which revenue is deferred and recognized over the service period. Deferred service revenue for services beyond a one-year period is recorded in other non-current liabilities.

                Changes in the liability for product warranty and deferred revenue associated with these service programs for the years ended December 31, 2003 and 2002 were as follows:

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31,
	2003	2002
Product warranty liabilities:
Balance at beginning of period	$8,557	$8,023
Accruals for warranties issued during the period	6,661	9,470
Adjustments to pre-existing warranties	(200)	(321)
Adjustments for fluctuations in foreign exchange	372	227
Settlements made during the period	(7,245)	(8,842)

Balance at end of period	$8,145	$8,557

Deferred service revenues:
Balance at beginning of period	$10,039	$7,763
Amounts added to deferred revenue	2,523	3,528
Adjustments for fluctuations in foreign exchange	206	24
Amounts recorded as revenue during the period	(2,114)	(1,276)

Balance at end of period	$10,654	$10,039

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

Net income (loss) per common share:

                Basic and diluted net income (loss) per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”(“FAS 128”), using the weighted-average number of shares of common stock outstanding and dilutive potential common shares during the period. In accordance with FAS 128, diluted earnings per share from discontinued operations and total diluted (loss) earnings per share are calculated using the weighted average shares for continuing operations (loss) earnings per share.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                As the Company experienced net losses from continuing operations for the years ending 2003 and 2001, basic and diluted net loss per share are the same. If the Company had earnings from continuing operations for the years ended December 31, 2003 and 2001, dilutive potential common shares of 4,375 and 524, respectively, would have been added to the weighted shares outstanding for the respective periods. Weighted average common shares used in the calculation of diluted earnings per share for the year ended December 31, 2002, includes potential common shares of 2,968.

                For the years ended December 31, 2003, 2002, and 2001, options to purchase 737, 310 and 5,784 shares of common stock, respectively, were excluded from the calculation of potential common shares because the options had an exercise price greater than or equal to the average market value of ALARIS Medical Systems’ common stock during the period of $12.74, $4.92 and $1.75 per share, respectively.

                The calculation of diluted earnings per share in 2001 did not include shares issuable upon the assumed conversion of the Company’s since-retired 7-1/4% convertible subordinated debentures as the impact would have been anti-dilutive. For the year ended December 31, 2001, the $15,969 of such convertible debentures then outstanding, if converted at their conversion price of $18.14 per share, would have resulted in an increase of 880 common shares and an increase of $695, net of taxes, to net income, due to the reduction in interest expense. The Company retired its 7-1/4 % convertible subordinated debentures on January 15, 2002 (See Note 6).

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

Comprehensive income (loss):

                In addition to net income (loss), the Company reports comprehensive income (loss) and its components, including foreign currency translation items currently recorded to stockholders’ equity. Comprehensive income is displayed in the Consolidated Statement of Changes in Stockholders’ Equity and includes items not currently included in net income (loss). Comprehensive income (loss) does not have an impact on the Company’s results of operations. At December 31, 2003, the accumulated equity adjustment from foreign currency translation was $3,286 and the accumulated loss from cash flow hedges, net of tax, was $1,445.

Shipping and handling costs:

                Shipping and handling costs for customer sales are classified as a selling and marketing expense. Shipping and handling costs for customers for the years ended December 31, 2003, 2002 and 2001 were $8,445, $7,803 and $7,797, respectively.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance programs:

                The Company is self insured for the expected costs of certain employee health benefits and workers’ compensation claims. Both programs have stop-loss insurance policies that cap the maximum cost to the Company. The Company incurs a direct cost of providing certain employee health benefits for U.S. employees up to a capped level, after which the costs are insured. Workers compensation is insured through a group captive that includes maximum capped levels of costs the Company could incur directly, after which the costs are fully insured. The Company estimates and accrues for asserted and unasserted insurance claims using a historical loss experience. Although management believes that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. The Company adjusts insurance reserves, as needed, in the event that actual loss experience differs from historical loss patterns.

Stock-based compensation:

                The Company measures compensation expense for ALARIS Medical Systems’ stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if the fair value-based method had been applied in measuring compensation expense.

                At December 31, 2003, the Company had several stock-based compensation plans from which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors and consultants. The Company accounts for options issued to employees, directors and officers under those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Generally, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Stock options issued to independent contractors and consultants under those plans are accounted for using a fair value method.

                In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods, beginning after December 15, 2002. SFAS 148 also requires disclosure of pro forma results on a quarterly basis as if we had applied the fair value recognition provisions of SFAS 123. The Company adopted SFAS 148 and disclosures required pursuant to SFAS 148 are included in the table below. The adoption of SFAS 148 is not expected to impact our financial results as the Company does not currently expect to adopt the fair value based method of accounting for stock-based employee compensation.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to stock-based employee compensation:

	Year ended December 31,
	2003	2002	2001
Net (loss) income, as reported (a)	$(7,473)	$8,181	$(9,835)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(3,411)	(1,943)	(882)

Pro forma net (loss) income	$(10,884)	$6,238	$(10,717)

Earnings per share:
(Loss) income per common share from continuing operations, basic	$(.11)	$.14	$(.24)

(Loss) income per common share from continuing operations, diluted	$(.11)	$.13	$(.24)

(Loss) income per common share from continuing operations, pro
forma basic	$(.16)	$.11	$(.25)

(Loss) income per common share from continuing operations, pro
forma diluted	$(.16)	$.10	$(.25)

Income per common share from discontinued operations, as reported
and pro forma, basic and diluted	$—	$—	$.07

Net (loss) income per common share, basic	$(.11)	$.14	$(.17)

Net (loss) income per common share, diluted	$(.11)	$.13	$(.17)

Net (loss) income per common share, pro forma basic	$(.16)	$.11	$(.18)

Net (loss) income per common share, pro forma diluted	$(.16)	$.10	$(.18)

(a)	Stock-based compensation cost for options issued to consultants for services, net of related tax effects, included in net income as reported for the year ended December 31, 2002 was $60. There were no such costs recorded during the years ended December 31, 2003 and 2001.

                These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Weighted average risk-free interest rates	3.4%	3.4%	4.4%
Expected life	7 years	7 years	5 years
Volatility	50%	75%	90%
Expected dividends	None	None	None

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                The Black-Scholes option valuation model is one of a number of models available for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because ALARIS Medical Systems’ employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans. To comply with disclosure requirements, the Company has valued its options using the Black-Scholes option valuation model but plans to assess other valuation models and assumptions that may more accurately reflect the value of these stock options.

Recent pronouncements:

                In April 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted the provisions of SFAS No. 145 on January 1, 2003. The adoption of this Statement required the Company to reclassify its pretax extraordinary gain of $739 recorded during 2001 to Recapitalization expenses in the Consolidated Statement of Operations.

                In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” In 2003, we adopted FIN 46 and we have evaluated our relationships and do not believe we have any consolidatable variable interest entities. As such, we do not believe the adoption of this requirement has a material impact on our results of operations or financial position.

                In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material affect on the Company’s results of operations or financial position. (See Note 3.)

                In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” We do not currently have any financial instruments with characteristics of both liabilities and equity. As such, the adoption of SFAS 150 is not expected to have a material impact on the Company’s financial position or results of operations.

                In December of 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) (“Revised SFAS 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS 132 retains disclosure requirements in the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company has adopted the disclosure requirements of Revised SFAS 132 in Note 9.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1—BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                 Reclassification: Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — RECAPITALIZATION EXPENSES

                In February 2003, AMI repurchased in a private transaction $25,000 principal amount at maturity of its former 11-1/8% senior discount notes due 2008 (“Senior Discount Notes”) at a total cost of $25,000, representing a premium of $1,171 or 4.7% over the then accreted carrying value. Such premium, along with a write-off of unamortized debt issuance costs related to the purchased Senior Discount Notes, was recorded as a charge of $1,545 in the Company’s first quarter 2003 operating results.

                In April 2003, Former AMS repurchased $2,500 principal amount of its former 11-5/8% senior secured notes due 2006 (“Senior Secured Notes”), at a total cost of $2,925, representing a premium of 17% over such principal amount. Such premium, along with a write-off of unamortized debt issuance costs related to the purchased Senior Secured Notes, was recorded as a charge of $503 in the Company’s second quarter 2003 operating results.

                In April 2003, AMI filed a universal shelf registration statement with the Securities and Exchange Commission registering $550,000 of equity and debt securities. In May 2003, AMI commenced a cash tender offer for any and all of its outstanding Senior Discount Notes, and Former AMS commenced cash tender offers for any and all of its outstanding Senior Secured Notes and 9-3/4% senior subordinated notes due 2006 (“Senior Subordinated Notes”). On June 30, 2003, ALARIS Medical Systems sold in underwritten public offerings pursuant to the registration statement $175,000 of 7-1/4% senior subordinated notes due 2011 (the “Notes”) and 9,100 shares of its common stock at an offering price of $12.50 per share. Proceeds received from the sale of the Notes were $170,625, net of the underwriting discount of $4,375. Proceeds received from the stock offering were $106,882, net of the underwriting discount and other expenses of $6,868. Also on June 30, 2003, the Company established a new credit facility with a group of banks and other lenders providing for a six-year $245,000 term loan and a five-year $30,000 revolving credit facility. (See Note 6 – Long-term Debt)

                On July 2, 2003, the underwriters of the common stock offering exercised their over-allotment option to purchase an additional 1,350 shares at $12.50 per share, which consisted of 900 shares purchased from ALARIS Medical Systems and 450 shares purchased from the Company’s executive officers. ALARIS Medical Systems received proceeds from the sale of these 900 shares of $10,659, net of the underwriting discount of $591, which proceeds were recorded in the Company’s stockholders’ equity during the third quarter.

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

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 2 — RECAPITALIZATION EXPENSES (Continued)

                Premiums (representing the excess of tender offer purchase prices over principal amounts of the purchased indebtedness) and consent fees paid in connection with the tender offers and consent solicitations, representing a total of $53,854, along with a write-off of unamortized debt issuance costs of $9,833 and other costs of $1,960, were recorded in “other expenses” as a total charge of $65,647 in the second quarter of 2003. These charges are in addition to the $503 charge related to the $2,500 repurchase of Senior Secured Notes during the second quarter of 2003 and the $1,545 charge related to the $25,000 repurchase of Senior Discount Notes during the first quarter of 2003. As a result, the Company recorded total pre-tax charges related to the recapitalization for the year ended December 31, 2003 of $67,695.

NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

                As part of the Company’s risk management strategy, management put in place a hedging program under which the Company enters into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments and interest rate swap contracts to fix the interest rate on a portion of its variable rate bank debt. The Company does not utilize derivative instruments for trading or speculative purposes.

                Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash flow hedge are recorded in (OCI) other comprehensive income to the extent that the derivative is effective as a hedge. Once the forecasted transaction occurs, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to earnings at that time.

Foreign currency

                As of December 31, 2003, forward contracts were valued at a loss of $626 and foreign currency option contracts were valued at a loss of $164. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted transactions, will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions. The success of the hedging program depends, in part, on forecasts of the Company’s transactions in various currencies (primarily the Euro, Canadian dollar and Mexican peso). Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan.

                The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the years ended December 31, 2003 and 2002.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 3—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

                For the years ended December 31, 2003 and 2002, the Company recognized net charges related to the designated cash flow hedges of forecasted transactions in the amounts of $2,939 and $883, respectively, in other expense, which consisted primarily of costs incurred to settle hedges for which offsetting gains were reflected in operating income, costs to adjust foreign currency contracts for changes in hedged forecasted cash flows and premium costs for option contacts. At December 31, 2003, $1,367 ($891 after tax) was included in accumulated other comprehensive income. This represents the remaining option premium costs net of the fair value of the open option contracts that are designated as cash flow hedges. This loss is expected to be charged to earnings during 2004 as the hedged transactions occur.

                In addition to forecasted cash flow transactions, the Company hedges the majority of its net recognized foreign currency transactional exposures with forward foreign exchange contracts to reduce the risk that the Company’s earnings and cash flows will be affected by changes in foreign currency exchange rates related to these items. These derivative instruments do not subject the Company’s earnings or cash flows to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets and liabilities being hedged. These forward foreign exchange contracts are generally entered into for periods of one to six months. The realized gain (loss) on foreign exchange transactions for the years ended December 31, 2003 and 2002 was $353 and $(1,906), respectively, and is included in other expense. Under our hedging program, the gains in 2003 were more than offset by unrealized losses of $448 on the underlying assets. The losses in 2002 were more than offset by unrealized gains of $2,097 on the underlying assets. For the year ended December 31, 2003, a net loss of $95 was included in other income and expense from all foreign exchange transactions, realized and unrealized.

Interest rate

                The Company entered into two interest rate swap contracts to fix the interest rate on a portion of its variable interest rate debt (see Note 6). As of December 31, 2003, the negative fair value of the interest rate swap contracts of $865 is classified in other current liabilities, and the corresponding expense of $865 ($554 after tax) was included in accumulated other comprehensive income.

NOTE 4 — SALE OF INSTROMEDIX

                On August 31, 2000, pursuant to an Asset Purchase Agreement dated as of August 17, 2000, the Company sold the assets and certain liabilities of its Instromedix division to Card Guard Technologies, Inc. (“Buyer”) for $30,000 in cash (the “Sale”).

                The Asset Purchase Agreement and the other agreements executed in connection with the sale required the Company to assist Buyer in setting up a fully independent headquarters and manufacturing facility in San Diego, California. Pursuant to these agreements, $5,000 of the $30,000 purchase price was placed in escrow. The Company received such escrowed amount, after certain offsets, upon completion of its obligations under the agreements in the first quarter of 2001 and recognized a gain. The after-tax gain recorded related to the Sale in 2001 was $3,737, or $.06 per share.

                As a result of the Sale, the Company’s Consolidated Statements of Operations exclude the Instromedix results from continuing operations and reflect such operating results as discontinued operations. The operating results for Instromedix for 2000 through the Sale date were reported as a loss from operations of discontinued business for the year ended December 31, 2000. During 2001, the

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 4—SALE OF INSTROMEDIX (Continued)

Company assessed additional reserves related to the discontinued business and determined the contingency was no longer probable. This change in estimate resulted in the release of a reserve of $450 ($270 net of tax) which is recorded in discontinued operations.

NOTE 5 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	December 31,
	2003	2002
Receivables, net:
Trade receivables	$89,183	$85,145
Allowance for doubtful accounts	(3,688)	(3,650)

	85,495	81,495
Current portion of net investment in sales-type capital leases (Note 10)	6,908	8,555

	$92,403	$90,050

Inventories:
Raw materials	$25,487	$27,946
Work-in-process	2,764	2,322
Finished goods	23,898	26,656

	$52,149	$56,924

Prepaid expenses and other current assets:
Tax receivable	$1,585	$3,927
Other	5,281	4,776

	$6,866	$8,703

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

	December 31,
	2003	2002
Property, plant and equipment, net:
Land	$640	$640
Building and leasehold improvements	19,916	17,912
Machinery and equipment	59,512	62,711
Information technology	38,139	34,274
Furniture and fixtures	7,653	7,946
Instruments at customers	43,188	38,190
Construction-in-process	16,723	4,802

	185,771	166,475
Accumulated depreciation and amortization	(115,874)	(110,027)

	$69,897	$56,448

                Depreciation expense was $21,502, $19,595 and $18,619 for 2003, 2002 and 2001, respectively, including $2,737, $1,811 and $1,440 of depreciation on capitalized computer software in 2003, 2002 and 2001, respectively. The net book value of instruments at customers at December 31, 2003 and 2002 was $9,902 and $7,770, respectively.

	December 31,
	2003	2002
Other non-current assets:
Capitalized patent issuance and trademark registration costs, net	$3,485	$3,375
Patent license agreements, net	12,764	6,902
Debt issue costs, net	9,797	11,608
Deferred tax assets	4,788	7,116
Other	6,422	6,665

	$37,256	$35,666

Intangible assets, net:
Patents and completed technology	$29,021	$29,021
Product licensing and distribution fees	8,462	8,462
Trademarks	74,750	74,750

	112,233	112,233
Accumulated amortization	(24,356)	(22,159)

	$87,877	$90,074

                Amortization expense of and write-offs of other non-current assets and intangible assets was $5,372, $4,363 and $13,354 during 2003, 2002 and 2001, respectively.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

	December 31,
	2003	2002
Accrued expenses and other current liabilities:
Compensation	$35,852	$25,975
Warranty	6,758	7,622
Interest	7,580	3,185
Other	26,256	14,375

	$76,446	$51,157

Other non-current liabilities:
Deferred revenue	$19,955	$14,061
Warranty	1,387	935
Other	5,879	5,042

	$27,221	$20,038

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2003	2002
Bank credit facility, total term loans due 2009	$183,775	$—
7-1/4% senior subordinated notes due 2011	175,000	—
9-3/4% senior subordinated notes due 2006	—	180,000
11-5/8% senior secured notes due 2006	—	170,000
11-1/8% senior discount notes due 2008	—	177,468

	358,775	527,468
Current portion	2,450	—

Long-term debt	$356,325	$527,468

Bank credit facility:

                 As part of the recapitalization described in Note 2, on June 30, 2003, the Company established a $275,000 bank credit facility (the "Credit Facility") consisting of a six-year $245,000 term loan and a five-year $30,000 revolving credit facility. The Company has not borrowed any portion of the revolving credit facility. In December 2003, the Company obtained an amendment to the Credit Facility to reduce the interest rate on the term loan by 0.25% and to provide the Company with improved flexibility to make investments in its international operations. The amendment allows for up to two additional interest rate reductions of 0.25% each upon achieving certain ratings of the bank debt by both Moody’s Investors Service and Standard & Poor’s Ratings Services. The term loan, as amended, bears interest at an annual rate equal to current LIBOR or a fluctuating base rate, plus a margin of 2.50% as of December 31, 2003. We can elect to use either a one-, two-, three-, or six-month LIBOR rate. We have made elections resulting in a weighted average interest rate at December 31, 2003 of 3.62% per annum (1.12% plus the margin of 2.50%). In February 2004, the Company obtained the first level of ratings improvement needed to reduce the margin to 2.25% in 2004. Payments of $613 (0.25% of the original principal balance on the term loan)plus accrued interest are due each quarter, with any unpaid principal balance due at maturity. The Company is required to pay a quarterly commitment fee at an annual rate of 0.5% on the unused portion of the revolving credit facility.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE—6 LONG-TERM DEBT (Continued)

                As a result of the Company’s receipt of proceeds from the sale of 900 additional shares of common stock on July 2, 2003, in connection with the exercise by the underwriters of their over-allotment option to purchase common stock, on July 10, 2003, the Company made a $10,000 prepayment of principal under the term loan. Utilizing cash flow from operations, the Company made five additional principal prepayments of $10,000 each, along with two scheduled quarterly principal payments of $613 each, during the second half of 2003. Non-cash charges of $1,462 for the write-off of financing costs related to the prepayments were recorded in the Company’s interest expense in 2003.

                Subsequently, in January 2004, the Company made a principal prepayment of $10,000 utilizing cash flow from operations. A non-cash charge of $233 for the write-off of financing costs related to the prepayment will be recorded in interest expense in the first quarter of 2004.

                The Company is also required, under terms agreeable to lenders under the Credit Facility, to effectively fix the variable interest rate exposure on at least 50% of its total outstanding debt. The Company met this requirement by fixing its LIBOR rate through the end of 2003 and entering into two separate interest rate swap agreements in July 2003 and August 2003 whereby $202,000 of the term loan was effectively converted to a weighted average fixed rate of 5.25% beginning January 2, 2004, and 4.98% after giving effect to the February 2004 rate reduction of 0.25% as previously discussed. The July 2003 swap agreement has a notional amount of $30,000 and expires on December 30, 2005. The August 2003 swap agreement has an original notional amount of $172,000 that decreases on a quarterly basis to a final notional amount of $54,000 and expires on December 29, 2006.

                The Credit Facility contains various operating, financial and reporting covenants. As of December 31, 2003, the Company was in compliance with all such covenants.

                The Company’s indebtedness under the Credit Facility is guaranteed by its direct and indirect domestic subsidiaries. The Company’s obligations and the obligations of its subsidiary guarantors are secured by a security interest in substantially all assets of the Company and its subsidiary guarantors, including a pledge of any outstanding notes and 65% of the capital stock of its domestic subsidiaries and any subsidiary guarantor’s directly owned foreign subsidiaries.

Senior subordinated notes:

                As part of the recapitalization described in Note 2, ALARIS Medical Systems sold $175,000 principal amount of its senior subordinated notes due 2011 (the “Notes”). The Notes bear interest at an annual rate of 7-1/4%, which is payable semi-annually in arrears on July 1 and January 1 of each year, commencing January 1, 2004, and mature on July 1, 2011. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, the Company may redeem up to 35% of the Notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Notes, holders may require the Company to purchase their Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Notes are subject to certain restrictive and reporting covenants. As of December 31, 2003, the Company was in compliance with all such covenants.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 6 — LONG-TERM DEBT (Continued)

Senior secured notes:

                Former AMS completed an offering of $170,000 of 11-5/8% senior secured notes (“Senior Secured Notes”) on October 16, 2001. Proceeds from the offering were $164,900, net of investment banking fees. These proceeds, along with existing cash of approximately $10,000, were used to repay all amounts then outstanding under Former AMS’ bank credit facility (approximately $157,400 including principal, accrued interest and cost to terminate a related interest rate swap agreement) and to repurchase $20,000 aggregate principal amount of Former AMS’ 9-3/4% senior subordinated notes due 2006 at a discount to par. The termination of the interest rate swap resulted in a loss of $1,577, which was recorded as other expense.

                 The extinguishment of the Former AMS bank credit facility debt resulted in a charge of $2,800 ($1,680 net of tax benefit) related to the write-off of the then remaining unamortized debt issuance costs. The reacquisition of $20,000 principal amount of Former AMS’ 9-3/4% senior subordinated notes due 2006 at a discount to par and related write-off of unamortized debt issuance costs resulted in a net gain of $2,060 ($1,237 net of tax). The gains and losses from the early retirement of debt for the year ended December 31, 2001 have been classified in Recapitalization expenses in the Consolidated Statement of Operations.

Convertible Debentures:

                AMI’s 7-1/4% convertible subordinated debentures (“Convertible Debentures”) were retired at their scheduled maturity on January 15, 2002.

                The indentures governing Former AMS’ Senior Secured Notes and 9-3/4% senior subordinated notes permitted the Company to use $15,000 of its cash on hand to invest in a wholly owned unrestricted subsidiary. Former AMS made such investment and the unrestricted subsidiary used a portion of the proceeds of such investment to acquire $183 in principal amount of the Convertible Debentures at an approximate 1% discount in the open market in 2001. In 2002, the remaining $14,812 was loaned to AMI, which used the proceeds of such loan and proceeds from the exercise of stock options to retire the $15,969 of Convertible Debentures. A portion of the stock option exercise proceeds resulted from the exercise by some of our executive officers of stock options. In connection with the exercise, three of our executive officers received interest-bearing, short-term loans, aggregating $620, from Former AMS. These loans were repaid in full in early 2002. AMI was entitled to require such executive officers to exercise such options in order to provide AMI with sufficient funds to retire the Convertible Debentures. Such options were granted to these executive officers in anticipation of AMI’s need to require such exercise in order to complete the retirement of the Convertible Debentures.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE—6 LONG-TERM DEBT (Continued)

                Contractual minimum payments of long-term debt subsequent to December 31, 2003 are as follows:

2004	$2,450
2005	2,450
2006	2,450
2007	2,450
2008	2,450
Thereafter	346,525

$358,775

NOTE 7 — INCOME TAXES

                The (benefit from) provision for income taxes comprises the following:

	Year Ended December 31,
	2003	2002	2001

Continuing operations:
Current:
Federal	$(1,585)	$932	$(4,065)
State	—	151	549
Foreign	4,987	3,428	2,723

Total current	3,402	4,511	(793)

Deferred:
Federal	(5,749)	249	(1,683)
State	(1,554)	(737)	(1,779)
Foreign	(304)	1,234	(325)

Total deferred	(7,607)	746	(3,787)

(Benefit from) provision for income taxes
for continuing operations	$(4,205)	$5,257	$(4,580)

Discontinued operations:
Current:
Federal	—	—	$891
State	—	—	189

Total current	—	—	1,080

Deferred:
Federal	—	—	1,314
State	—	—	278

Total deferred	—	—	1,592

Provision for income taxes
for discontinued operations	—	—	$2,672

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 7 — INCOME TAXES (Continued)

                The principal items accounting for the differences in income taxes computed at the U.S. statutory rate (35%) and the effective income tax rate for continuing operations comprise the following:

	Year Ended December 31,
	2003	2002	2001
Taxes computed at statutory rate	$(4,087)	$4,703	$(6,448)
State income taxes, net of federal benefit	(1,554)	(381)	(803)
Effect of foreign operations	1,358	827	610
Amortization and write-off of non-deductible intangible assets	—	—	2,016
U.S. research credits	(305)	(200)	(717)
U.S. nondeductible expenses	383	308	1,086
Other, net	—	—	(324)

(Benefit from) provision for income taxes
for continuing operations	$(4,205)	$5,257	$(4,580)

                The components of the net deferred tax assets included in the Consolidated Balance Sheet as of December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Accrued liabilities and reserves	$22,483	$46,289
Unearned income	2,495	2,434
Credit carryforwards	4,867	3,793
Inventory	5,469	6,246
Property, plant and equipment	623	—
Net operating loss carryforwards	40,231	—
Miscellaneous	266	131

	76,434	58,893
Valuation allowance	(3,579)	(1,662)

Total deferred tax assets	72,855	57,231

Deferred tax liabilities:
Intangible assets	33,779	29,376
Property, plant and equipment	—	209
Miscellaneous	2,868	2,467

Net deferred tax assets	$36,208	$25,179

                For the year 2003, the Company estimates it had a tax net operating loss for federal income tax purposes of $105,566 which will expire in 2023. This resulted in federal tax refunds due to utilization of this net operating loss as a carryback to prior taxable years. Refunds estimated at $1,585 are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet at December 31, 2003. As of December 31, 2003, the Company had foreign tax credit carryforwards and alternative minimum tax credit carryforwards of approximately $1,285 and $1,544, respectively, and state research tax credit carryforwards of approximately $2,703 before federal tax effect. The foreign tax credit carryforwards begin to expire in 2004.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 7—INCOME TAXES (Continued)

                U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

NOTE 8 — STOCK OPTION PLANS

                ALARIS Medical Systems maintains stock option plans under which incentive stock options may be granted to key employees of the Company and non-qualified stock options may be granted to key employees, directors, officers, independent contractors and consultants.

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

                In December 2002, the Board of Directors amended the 1996 Stock Option Plan, and received approval at the Annual Meeting of Stockholders on April 30, 2003, to increase the total shares available for issuance upon exercise of stock options under the 1996 Stock Option Plan from 9,500 to 11,000 and to eliminate the future grants of “performance options,” which are options that become exercisable the earlier of seven years or when the price of the Company’s common stock reaches certain levels.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 8—STOCK OPTION PLANS (Continued)

Stock option activity:

                Activity for 2001, 2002 and 2003 with respect to these plans is as follows:

	Shares Underlying Options	Option Price Per Share

Outstanding at December 31, 2000	7,625	$0.41	-	$6.75
Granted	1,267	$0.34	-	$3.30
Exercised	(111)	$0.41	-	$3.09
Canceled	(2,150)	$0.56	-	$6.75

Outstanding at December 31, 2001	6,631	$0.34	-	$6.75
Granted	2,098	$2.61	-	$7.00
Exercised	(638)	$0.41	-	$6.00
Canceled	(528)	$0.41	-	$6.13

Outstanding at December 31, 2002	7,563	$0.34	-	$7.00
Granted	1,666	$6.17	-	$17.16
Exercised	(1,730)	$0.34	-	$7.00
Canceled	(122)	$0.53	-	$12.89

Outstanding at December 31, 2003	7,377	$0.34	-	$17.16

                At December 31, 2003, 2,851 shares were available for future grant and 10,228 shares of common stock were reserved for issuance pursuant to the Company’s stock option plans. At December 31, 2003, 2002 and 2001, shares exercisable were 4,459, 3,650 and 3,176, respectively.

                The following table provides additional information about the Company’s stock option plans outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Shares

$ 0.34 - $ 1.68	1,152	6.82	1.04	978	$ 1.02
$ 1.74 - $ 1.98	335	5.59	1.88	323	$ 1.85
$ 2.00 - $ 2.00	959	5.98	2.00	959	$ 2.00
$ 2.03 - $ 2.63	1,107	7.93	2.59	316	$ 2.52
$ 2.66 - $ 3.25	1,236	4.50	3.12	1,172	$ 3.14
$ 3.27 - $ 7.03	942	6.47	4.46	696	$ 4.10
$ 7.09 - $ 10.60	148	9.26	9.95	12	$ 8.49
$ 10.72 - $ 17.16	1,498	9.51	13.25	3	$ 16.26

$ 0.34 - $ 17.16	7,377	6.98	4.88	4,459	$ 2.46

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 9 — BENEFIT PLANS

Pension plans:

                The Company had a defined benefit pension plan (the “Plan”) which covered substantially all of its U.S. employees of a predecessor company as of December 31, 1993. On December 1, 1993, the predecessor company’s Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 1, 1993. All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits. No contributions to the Plan were required during 2003, 2002 or 2001 due to the prepaid position of the Plan during those years and the Company does not expect to contribute to the Plan during 2004.

                The following table sets forth the change in the benefit obligation and the change in the Plan assets during the years ended December 31, 2003 and 2002 and the Plan’s estimated funded status and amounts recognized in the Company’s balance sheet as of December 31, 2003 and 2002:

	December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$14,401	$12,653
Service cost	253	281
Interest cost	994	924
Benefits paid	(300)	(279)
Actuarial loss	1,197	822

Benefit obligation at end of year	$16,545	$14,401

Change in Plan assets:
Fair value of Plan assets at beginning of year	$15,160	$17,522
Actual return on Plan assets	2,661	(2,083)
Benefits paid	(300)	(279)

Fair value of Plan assets at end of year	$17,521	$15,160

Funded status	$976	$759
Unrecognized actuarial loss (gain)	2,993	3,278

Prepaid benefit cost	$3,969	$4,037

                The components of net periodic benefit gain for the years ended December 31, 2003, 2002 and 2001 are as follows:

	December 31,
	2003	2002	2001
Service cost	$253	$281	$313
Interest cost	995	924	885
Expected return on Plan assets	(1,346)	(1,563)	(1,726)
Recognized actuarial loss (gain)	165	—	(255)

Net periodic benefit cost (gain)	$67	$(358)	$(783)

Assumptions used in the accounting are as follows:
Discount rates	6.00%	7.00%	7.50%
Rates of increase in compensation levels	NA	NA	NA
Expected long-term rates of return on assets	8.00%	9.00%	9.00%

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 9—BENEFIT PLANS (Continued)

                The investment policy of the Plan has the objective to diversify investments among various management styles and asset classes, including large-cap U.S. equities, mid-cap U.S. equities and fixed income debt securities. An overall target allocation has been approved and minor deviations from the target will be allowed. The Plan target asset values and weighted-average asset values at December 31, 2003 and 2002, by asset category are as follows:

		Plan assets at
	Target asset	December 31,
	Allocation	2003	2002

Equity securities	60%	61%	63%
Debt securities	40	39	37
Real estate	—	—	—
Other	—	—	—

Total	100%	100%	100%

                At December 31, 2003, the following future benefits are expected to be paid under the Plan during the next five years:

2004	$445
2005	472
2006	503
2007	538
2008	572

Defined contribution plan:

                ALARIS Medical Systems has a 401(k) plan that allows eligible employees to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with specified guidelines. ALARIS Medical Systems matches a percentage of the employee contributions up to certain limits. The Company’s contribution expense for the years ended December 31, 2003, 2002 and 2001 was $2,201, $1,903 and $1,668, respectively.

                At December 31, 2003, the 401(k) plan had total assets of $121,122 spread among thirteen investment funds. Plan participants can choose to allocate their contributions and the Company matching contributions to any one or number of twelve active investment choices. Included in the plan is a fund which invests solely in the common stock of ALARIS Medical Systems (the “Stock Fund”). At December 31, 2003, the Stock Fund held 894 shares, or approximately 1.2% of the total shares outstanding, of ALARIS Medical Systems common stock.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 10 — LEASES

Lease receivables:

                Anticipated future minimum amounts due under customer agreements accounted for as sales-type capital leases as of December 31, 2003 are as follows:

Year Ending December 31:	Sales-type Capital Leases
2004	$9,444
2005	6,752
2006	4,419
2007	2,087
2008	782
Thereafter	113

$23,597

                The net investment in sales-type capital leases consists of the following:

	December 31,
	2003	2002

Minimum lease payments	$23,597	$33,818
Unguaranteed residual value of leased equipment	—	—
Unearned interest income	(5,963)	(7,998)
Allowance for estimated uncollectible lease receivables	(1,507)	(1,215)

Net investment in sales-type capital leases	16,127	24,605
Current portion	(6,908)	(8,555)

Net investment in sales-type capital leases, less current portion	$9,219	$16,050

Lease commitments:

                The Company leases buildings and equipment and under non-cancelable operating leases with terms ranging from approximately 2 to 13 years. Scheduled future minimum lease commitments as of December 31, 2003 are as follows:

Year Ending December 31:	Operating Leases
2004	$8,342
2005	7,957
2006	3,579
2007	2,682
2008	2,604
Thereafter	10,428

$35,592

                Rental expense was $8,204, $7,298 and $7,055 during 2003, 2002 and 2001, respectively. Certain facility leases contain escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term.

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 11— RESTRUCTURING, INTEGRATION AND OTHER NON-RECURRING CHARGES

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

                Also during the first quarter of 2002, the Company initiated a plan to restructure its technical services operations in Central Europe. In this connection, the Company recorded a charge of $540 which included $400 for severance costs for 21 positions affected by the relocation of the German operation and $140 related to lease termination. As of December 31, 2003, all severance payments have been made to the identified employees and all lease termination payments have been made.

NOTE 12 — SEGMENT INFORMATION

                The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities, representing the North America segment. All other international operations, including Europe, Asia, Australia, Latin America, and Africa represent the International segment.

                The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” (see Note 1). The geographical data does not include intersegment revenues. All expenses associated with corporate headquarters appear in the North America business unit. The Company evaluates the performance of its segments based on sales and operating income.

                The tables below present information about reported segments for the years ended December 31:

	North America	International	Total

2003
Sales	$364,512	$169,366	$533,878
Income from operations	59,313	39,516	98,829
2002
Sales	$317,708	$142,625	$460,333
Income from operations	38,812	32,862	71,674
2001
Sales	$285,630	$127,165	$412,795
Income from operations	20,139	23,841	43,980

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 12—SEGMENT INFORMATION (Continued)

	Sales
	2003	2002	2001
Product Line Information
Drug Infusion	$475,059	$404,918	$356,148
Patient Monitoring	29,806	31,754	33,383
Service	27,262	21,644	20,791
Shipping and handling	1,751	2,017	2,473

	$533,878	$460,333	$412,795

	Sales			Long-Lived Assets (B)
	2003	2002	2001	2003	2002
Geographical Information
United States	$349,538	$303,914	$267,861	$321,101	$316,794
International (A)	184,340	156,419	144,934	22,344	18,312

	$533,878	$460,333	$412,795	$343,445	$335,106

(A)	Includes Canadian sales, which are included in the North America unit for segment reporting purposes.
(B)	Excludes non-current deferred tax assets of $4,788 and $7,116 at December 31, 2003 and 2002, respectively.

NOTE 13 — CASH FLOW INFORMATION

                During the year ended December 31, 2003, federal, state, and foreign taxes paid, net of tax refunds, resulted in a cash inflow of $501. During the year ended December 31, 2002, federal, state, and foreign taxes paid, net of tax refunds, totaled $7,416. During the year ended December 31, 2001, federal, state, and foreign taxes paid, net of tax refunds, resulted in a cash inflow of $963. Interest paid during 2003, 2002 and 2001 totaled $24,788, $40,362 and $38,008, respectively.

NOTE 14 — CONTINGENCIES AND LITIGATION

Government Regulation

                The United States Food and Drug Administration (the “FDA”), pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDC Act”), regulates the Company’s introduction of medical devices into commerce, as well as testing manufacturing procedures, labeling, adverse event reporting and record keeping with respect to such products. In countries outside the United States, various governmental agencies provide similar regulatory functions.

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

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 14— CONTINGENCIES AND LITIGATION (Continued)

Litigation:

                In May 2003, the Company purchased from Filtertek, Inc. a worldwide, unrestricted patent license related to needle-free valve products. Concurrently, all remaining claims in a patent litigation relating to needle-free systems between Filtertek and the Company (and one of its customers) were dismissed by the United States District Court for the District of Northern Illinois. The purchase price of the license of $7,300 has been capitalized and is included in the Company’s balance sheet under the caption “Other non-current assets” and is being amortized on a straight-line basis over a 10 year estimated useful life. The unamortized balance at December 31, 2003 was $6,804.

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

Cal Pacifico:

                During the years 1988 through 1995, Cal Pacifico acted as the Company’s United States customs broker and importer of record with respect to the importation into the United States of finished products assembled at the Company’s two maquiladora assembly plants in Tijuana, Mexico. Cal Pacifico may seek to recover from the Company any additional duties and penalties assessed against it in this connection. Although management does not believe it is probable that this matter will result in a material claim against the Company, it will continue to monitor the matter.

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

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 15—SUMMARIZED QUARTERLY DATA (Unaudited)

                The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2003 and 2002 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Sales	$121,174	$127,765	$130,454	$154,485
Gross profit	63,174	68,605	70,419	82,873
Income from operations	19,865	22,261	24,378	32,325
Net income (loss)	2,547	(35,876)	10,929	14,927
Net income (loss) per common share,
basic (1)	$.04	$(.59)	$.15	$.21

Net income (loss) per common share,
diluted (1)	$.04	$(.59)	$.15	$.20

Weighted average common shares
outstanding, basic	59,772	60,543	70,716	71,626

Weighted average common shares
outstanding, diluted	63,776	60,543	75,250	75,925

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Sales	$104,400	$108,520	$113,063	$134,350
Gross profit	51,712	54,130	57,544	63,958
Income from operations	16,132	16,047	17,940	21,555
Net income	854	1,227	1,872	4,228
Net income per common share,
basic and diluted (1)	$.01	$.02	$.03	$.07

Weighted average common shares
outstanding, basic	59,192	59,347	59,507	59,553

Weighted average common shares
outstanding, diluted	60,599	62,320	62,922	62,990

(1)	Income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share will not necessarily equal the total for the year.

ALARIS MEDICAL SYSTEMS, INC.
Schedule II — Valuation and Qualifying Accounts and Reserves
For the Three Years Ended December 31, 2003

(Dollars in Thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2003	$3,650	$172	$(134)	$3,688
Year ended December 31, 2002	2,842	845	(37)	3,650
Year ended December 31, 2001	2,331	694	(183)	2,842

(1)	Represents accounts written-off as uncollectible, net of collections on accounts previously written-off.

	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Balance at end of period
Allowance for uncollectible lease receivables:
Year ended December 31, 2003	$1,215	$445	$(153)	$1,507
Year ended December 31, 2002	1,108	165	(58)	1,215
Year ended December 31, 2001	1,255	—	(147)	1,108

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Tax valuation allowance:
Year ended December 31, 2003	$1,662	$2,290	$(373)	$3,579
Year ended December 31, 2002	1,662	—	—	1,662
Year ended December 31, 2001	2,029	1,131	(1,498)	1,662

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.15	Amendment No. 1, dated as of December 19, 2003, to the Credit Agreement among ALARIS Medical Systems, Inc., various Lenders and Issuers, Citicorp North America, Inc., UBS Securities LLC, Bear Stearns Corporate Lending Inc., CIBC World Markets Corp., Citigroup Global Markets Inc., and UBS Securities LLC.

21	List of Subsidiaries of ALARIS Medical Systems, Inc.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by David L. Schlotterbeck Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by William C. Bopp Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by David L. Schlotterbeck Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William C. Bopp Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.