Form 10-Q
period 2004-03-31
ALARIS MEDICAL SYSTEMS INC
filed 2004-04-28
CIK 817161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

As of April 12, 2004, the registrant had 72,249,796 shares of common stock outstanding.

ALARIS MEDICAL SYSTEMS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

Consolidated Statement of Operations for the three
months ended March 31, 2004 and 2003 (unaudited)	3

Consolidated Balance Sheet at March 31, 2004 (unaudited) and
December 31, 2003	4

Consolidated Statement of Cash Flows for the three months ended
March 31, 2004 and 2003 (unaudited)	5

Consolidated Statement of Changes in Stockholders' Equity and
Comprehensive Income for the period from December 31, 2003 to March
31, 2004 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 - Controls and Procedures	26

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	27

        We have registered, applied to register or are using the following trademarks referred to in this document: ALARIS®, ALARIS Medical Systems®, Guardrails®, Medication Safety at the Point of Care™, Medley™, and SmartSite®.

FORM 10 – Q
PART 1 - ITEM 1
FINANCIAL STATEMENTS

ALARIS MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(Dollar and share amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Sales	$134,206	$121,174
Cost of sales	58,193	58,000

Gross profit	76,013	63,174

Selling and marketing expenses	27,878	24,242
General and administrative expenses	12,854	11,142
Research and development expenses	11,018	8,798

Total operating expenses	51,750	44,182

Interest income from sales-type capital leases	611	873

Income from operations	24,874	19,865

Other income (expenses):
Interest income	127	222
Interest expense	(6,123)	(14,556)
Recapitalization expenses (Note 2)	-	(1,545)
Other, net	(728)	189

Total other expense	(6,724)	(15,690)

Income before income taxes	18,150	4,175
Provision for income taxes	6,534	1,628

Net income	$11,616	$2,547

Net income per common share, basic	$.16	$.04

Net income per common share, diluted	$.15	$.04

Weighted average common shares outstanding, basic	71,800	59,772

Weighted average common shares outstanding, diluted	75,966	63,776

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
(Dollar and share amounts in thousands, except per share data)

ASSETS

	March 31, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$31,700	$45,914
Receivables, net	80,940	92,403
Inventories	58,091	52,149
Deferred tax assets, net, current	27,910	31,420
Prepaid expenses and other current assets	7,315	6,866

Total current assets	205,956	228,752

Net investment in sales-type capital leases, less current portion	7,580	9,219
Property, plant and equipment, net	76,910	69,897
Other non-current assets	35,950	37,256
Goodwill	143,984	143,984
Intangible assets, net	87,331	87,877

	$557,711	$576,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$2,450	$2,450
Accounts payable	26,953	22,760
Accrued expenses and other current liabilities	56,959	76,446

Total current liabilities	86,362	101,656

Long-term debt	335,713	356,325
Other non-current liabilities	27,644	27,221

Total non-current liabilities	363,357	383,546

Contingencies and litigation (Note 9)

Stockholders' equity:
Non-redeemable preferred stock, authorized 9,000 shares,
issued and outstanding: none	-	-
Common stock, authorized 85,000 shares at $.01 par value;
issued and outstanding: 72,201 and 71,320 shares at
March 31, 2004 and December 31, 2003, respectively	722	713
Capital in excess of par value	278,147	274,109
Accumulated deficit	(173,264)	(184,880)
Accumulated other comprehensive income	2,387	1,841

Total stockholders' equity	107,992	91,783

	$557,711	$576,985

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$11,616	$2,547
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,181	6,299
Net loss on disposal of property, plant and equipment	76	246
Debt discount and issue costs amortization and write-offs	863	668
Accretion of bond interest	-	4,599
Recapitalization expenses (Note 2)	-	1,545
(Increase) decrease in assets:
Receivables, net	11,680	18,439
Inventories	(5,946)	(2,198)
Prepaid expenses and other current assets	5,381	2,332
Net investment in sales-type capital leases, non-current portion	1,639	947
Other non-current assets	(73)	224
Increase (decrease) in liabilities:
Accounts payable	4,314	2,430
Accrued expenses and other current liabilities	(19,374)	669
Other non-current liabilities	423	(210)

Net cash provided by operating activities	17,780	38,537

Cash flows from investing activities:
Capital expenditures	(12,736)	(7,012)
Patents, trademarks and other	(233)	(113)
Proceeds from disposal of property, plant and equipment	5	-

Net cash used in investing activities	(12,964)	(7,125)

Cash flows from financing activities:
Repurchase of debt and related costs	-	(25,000)
Principal payments on long-term debt	(20,613)	-
Proceeds from exercise of stock options	1,743	1,615

Net cash used in financing activities	(18,870)	(23,385)

Effect of exchange rate changes on cash	(160)	191

Net (decrease) increase in cash	(14,214)	8,218
Cash and cash equivalents at beginning of period	45,914	69,739

Cash and cash equivalents at end of period	$31,700	$77,957

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollar and share amounts in thousands)

	Common Stock Shares Amount		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Compre- hensive Income

Balance at December 31, 2003	71,320	$713	$274,109	$(184,880)	$1,841	$91,783

Comprehensive income:
Net income for the period				11,616		11,616	$11,616
Equity adjustment from foreign
currency translation					666	666	666
Effects of cash flow hedges included

in other comprehensive income
(net of tax expense of $111)					(120)	(120)	(120)

Comprehensive income							$12,162

Exercise of stock options	881	9	1,734			1,743

Tax benefit from exercise of
stock options			2,304			2,304

Balance at March 31, 2004	72,201	$722	$278,147	$(173,264)	$2,387	$107,992

The accompanying notes are an integral part of these condensed consolidated financial statements

ALARIS MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars and share amounts in thousands, except per share data)

NOTE 1 – BUSINESS AND STATEMENT OF ACCOUNTING POLICY

The Company:

          ALARIS Medical Systems, Inc. was originally incorporated under the name Advanced Medical Technologies, Inc. on September 28, 1988. On November 26, 1996, IMED Corporation, the Company’s operating subsidiary, and IVAC Medical Systems, Inc., two pioneers in infusion systems, merged to create ALARIS Medical Systems, Inc. (“Former AMS”), and the Company changed its name to ALARIS Medical, Inc. (“AMI”). On June 30, 2003, AMI and Former AMS completed a recapitalization. In connection with the recapitalization, Former AMS merged with and into AMI, which changed its name to ALARIS Medical Systems, Inc. ALARIS Medical Systems, Inc. and its subsidiaries are collectively referred to as the “Company”, “ALARIS” or “ALARIS Medical Systems.”

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

          In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2004, the results of its operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003.

Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, costs and expenses, assets, liabilities and related disclosure of contingent amounts. The Company’s estimates are based on historical experience and various judgments and assumptions management believes are appropriate. However, the inherent nature of estimates is that actual results will likely be different from the estimates made.

Concentrations of credit risk:

          The Company provides a variety of financing arrangements for its customers. The majority of the Company’s accounts receivable are from hospitals throughout the United States, Europe, Canada and Australia with credit terms of generally 30 to 90 days, although various European markets pay much longer than the contractual terms. The Company maintains adequate reserves for potential credit losses and such losses have been within management’s estimates. One customer whose payment terms are 30 days, accounted for 12% of the outstanding accounts receivable at December 31, 2003 and 4% of the outstanding accounts receivable at March 31, 2004. This customer is an unaffiliated third party finance company that many North American customers have chosen to use when financing their purchases.

NOTE 1 – BUSINESS AND STATEMENT OF ACCOUNTING POLICY (Continued)

Collateral deposit:

          The Company was required at March 31, 2004 to maintain $3,565 in collateralized deposit accounts with commercial banks as security against open foreign exchange contracts, primarily forward contracts. Such amounts are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheet. This collateral amount will fluctuate as open foreign exchange contracts are settled throughout 2004. Under the Company’s Credit Facility (discussed in Note 5), certain lenders have agreed to provide foreign exchange contract lines to the Company without requiring direct cash collateral.

Shipping and handling costs:

          Shipping and handling costs for customer sales are classified as a selling and marketing expense. Shipping and handling costs for customer sales, for the three months ended March 31, 2004 and 2003, were $2,154 and $1,940, respectively.

Product warranties and deferred service revenues:

          Changes in the liability for product warranty and deferred revenue associated with these service programs for the three months ended March 31, 2004 and 2003 were as follows:

	March 31,
	2004	2003
Product warranties:
Balance at beginning of period	$8,145	$8,557
Accruals for warranties issued during the period	2,338	2,647
Adjustments for fluctuations in foreign exchange	14	49
Settlements made during the period (A)	(2,186)	(2,346)

Balance at end of period	$8,311	$8,907

Deferred service revenues:
Balance at beginning of period	$10,654	$10,039
Amounts added to deferred revenue	637	291
Adjustments for fluctuations in foreign exchange	15	(6)
Amounts recorded as revenue during the period	(601)	(301)

Balance at end of period	$10,705	$10,023

    (A)        Settlements made to product warranties represent actual expenses incurred for the period related to products under warranty.

Net income per common share:

          Basic and diluted net income per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), using the weighted-average number of shares of common stock outstanding and dilutive potential common shares during the period.

NOTE 1 – BUSINESS AND STATEMENT OF ACCOUNTING POLICY (Continued)

          Weighted average common shares used in the calculation of diluted earnings per share for the quarter ended March 31, 2004 and 2003, includes dilutive potential common shares of 4,166 and 4,004, respectively. For the quarter ended March 31, 2004 and 2003, options to purchase 24 and 5 shares of common stock, respectively, were excluded from the calculation of dilutive potential common shares because the options have an exercise price greater than or equal to the average market value of ALARIS Medical Systems’ common stock during the period of $19.46 and $7.94, respectively.

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

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$11,616	2,547
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(1,165)	(415)

Pro forma net income	$10,451	2,132

Earnings per share:
Net income per common share, basic	$.16	$.04

Net income per common share, diluted	$.15	$.04

Net income per common share, pro forma basic	$.15	$.04

Net income per common share, pro forma diluted	$.14	$.03

          These pro forma amounts may not be representative of future costs since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the quarters ended March 31, 2004 and 2003:

	2004	2003
Weighted average risk-free interest rates	3.3%	3.4%
Expected life	7 years	7 years
Volatility	50%	50%
Expected dividends	None	None

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

                 Acquired intangible assets were as follows:

	March 31, 2004		December 31, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Patents	$29,021	$20,126	$29,021	$19,728
Distribution rights and license agreements	8,462	4,776	8,462	4,628

Subtotal other intangible assets, net
(subject to amortization)	37,483	24,902	37,483	24,356
Acquired other intangible assets
(not subject to amortization):
IVAC trade name	74,750	-	74,750	-

Intangible assets, net	$112,233	$24,902	$112,233	$24,356

          For the quarter ended March 31, 2004 and 2003, amortization expense for other intangible assets, net was $546 and $551, respectively. The estimated future annual amortization expense for other intangible assets, net is as follows:

Fiscal Year
2004 (A)	$1,638
2005	2,181
2006	2,085
2007	1,769
2008	1,769

(A) Amount represents remaining estimated amortization expense for 2004.

NOTE 4 – INVENTORIES

          Inventories comprise the following:

	March 31, 2004	December 31, 2003

Raw materials	$26,171	$25,487
Work-in-process	4,174	2,764
Finished goods	27,746	23,898

	$58,091	$52,149

NOTE 5 – LONG-TERM DEBT

          Long-term debt consists of the following:

	March 31, 2004	December 31, 2003

Bank credit facility, total term loans due 2009	$163,163	$183,775
7-1/4% senior subordinated notes due 2011	175,000	175,000

	338,163	358,775
Current portion	2,450	2,450

Long-term debt	$335,713	$356,325

Bank credit facility:

          As part of its 2003 recapitalization, on June 30, 2003, the Company established a $275,000 bank credit facility (the “Credit Facility”) consisting of a six-year $245,000 term loan and a five-year $30,000 revolving credit facility. The Company has not borrowed any portion of the revolving credit facility. The term loan bears interest at an annual rate equal to current LIBOR or a fluctuating base rate, plus a margin of 2.25% as of March 31, 2004. The Company can elect to use either a one-, two-, three-, or six-month LIBOR rate. ALARIS has made elections resulting in a weighted average interest rate at March 31, 2004 of 3.36% per annum (1.11% plus the margin of 2.25%). Payments of $613 (0.25% of the original principal balance on the term loan) plus accrued interest are due each quarter, with any unpaid principal balance due at maturity. The Company is required to pay a quarterly commitment fee at an annual rate of 0.5% on the unused portion of the revolving credit facility.

          Utilizing cash flow from operations and cash on hand, the Company made two principal prepayments of $10,000 each, along with one scheduled quarterly principal payment of $613, during the first quarter of 2004. Non-cash charges of $478 for the write-off of unamortized debt issuance costs related to the prepayments were recorded in the Company’s interest expense in the quarter ended March 31, 2004.

          The Company is also required, under terms agreeable to lenders under the Credit Facility, to effectively fix the variable interest rate exposure on at least 50% of its total outstanding debt. The Company met this requirement by entering into two separate interest rate swap agreements in July 2003 and August 2003 whereby $202,000 of the term loan was effectively converted to a weighted average fixed rate of 4.85% as of March 31, 2004. The July 2003 swap agreement has a notional amount of $30,000 and expires on December 30, 2005. The August 2003 swap agreement has an original notional amount of $172,000 that decreases on a quarterly basis to a final notional amount of $54,000 and expires on December 29, 2006.

NOTE 5 – LONG-TERM DEBT (Continued)

          The Credit Facility contains various operating, financial and reporting covenants. As of March 31, 2004, the Company was in compliance with all such covenants.

          The Company’s indebtedness under the Credit Facility is guaranteed by its direct and indirect domestic subsidiaries. The Company’s obligations and the obligations of its subsidiary guarantors are collateralized by a security interest in substantially all assets of the Company and its subsidiary guarantors, including a pledge of the capital stock of the Company’s domestic subsidiaries and any notes owned by the Company or any of its subsidiary guarantors and 65% of the capital stock of the Company’s and any subsidiary guarantor’s directly owned foreign subsidiaries.

Senior subordinated notes:

          As part of its June 2003 recapitalization, ALARIS Medical Systems sold $175,000 principal amount of its senior subordinated notes due 2011 (the “Notes”). The Notes bear interest at an annual rate of 7-1/4%, which is payable semi-annually in arrears on July 1 and January 1 of each year, and mature on July 1, 2011. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, the Company may redeem up to 35% of the Notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Notes, holders may require the Company to purchase their Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Notes are subject to certain restrictive and reporting covenants. As of March 31, 2004, the Company was in compliance with all such covenants.

NOTE 6 – PENSION PLANS

          The Company had a defined benefit pension plan (the “Plan”) which covered substantially all of its U.S. employees of a predecessor company as of December 31, 1993. On December 1, 1993, the predecessor company’s Board of Directors approved amendments to the Plan provisions which include, among other matters, cessation of benefit accruals after December 1, 1993. All earned benefits as of that date were preserved and the Company will continue to contribute to the Plan as necessary to fund earned benefits. No contributions to the Plan were required during the three months ended March 31, 2004 or the preceding year due to the prepaid position of the Plan during those years, and the Company does not expect to contribute to the Plan during the remainder of 2004.

          The components of net periodic benefit (gain) cost for the three months ended March 31, 2004 and 2003, respectively, are as follows:

	Three Months Ended March 31,
	2004	2003
Service cost	$70	$63
Interest cost	245	249
Expected return on Plan assets	(347)	(337)
Recognized actuarial loss	27	42

Net periodic benefit (gain) cost	$(5)	$17

NOTE 7 – SEGMENT INFORMATION

          The Company is organized primarily based on geographic location with the United States and Canada drug infusion and patient monitoring business, and Mexico manufacturing activities, representing the North America segment. All other international operations, including Europe, Asia, Australia, Latin America, and Africa represent the International segment.

          The accounting policies of the segments are the same as those described in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The geographical data does not include intersegment revenues. All expenses associated with corporate headquarters appear in the North America business unit. The Company evaluates the performance of its segments based on sales and operating income.

          The table below presents information about reported segments for the three months ended March 31:

	North America	International	Total

2004
Sales	$86,955	$47,251	$134,206
Income from operations	15,339	9,535	24,874

2003
Sales	$79,980	$41,194	$121,174
Income from operations	8,900	10,965	19,865

NOTE 8 – CASH FLOW INFORMATION

          For the quarters ended March 31, 2004 and 2003, federal, state and foreign income taxes paid, net of tax refunds, totaled $1,227 and $679, respectively. Interest paid during the three months ended March 31, 2004 totaled $9,848 and no interest was paid in the quarter ended March 31, 2003.

NOTE 9 – CONTINGENCIES AND LITIGATION

Litigation:

          The Company is a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes the Company has meritorious defenses to these cases and intends to defend itself vigorously. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management’s opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, are not expected to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

NOTE 9 – CONTINGENCIES AND LITIGATION (Continued)

Cal Pacifico:

          During the years 1988 through 1995, Cal Pacifico acted as the Company’s United States customs broker and importer of record with respect to the importation into the United States of finished products assembled at the Company’s two maquiladora assembly plants in Tijuana, Mexico. Cal Pacifico may seek to recover from the Company any additional duties and penalties assessed against it by the United States Customs Service in this connection. Although management does not believe it is probable that this matter will result in a material claim against the Company, it will continue to monitor the matter.

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

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, from time to time we make forward-looking statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under this Item 2– “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates” and “– Factors Relating to ALARIS, Our Industry and Our Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2003, and general conditions in the economy and capital markets.

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

          We have one of the largest installed bases of large volume pump delivery lines, or channels, in the U.S. hospital market, which we believe to be approximately 33% of such channels. We also believe that we have the number one or number two market position in the large volume pump segment or the syringe pump segment, or both segments, in Belgium, France, Italy, The Netherlands, Norway, Spain, Sweden, the United Kingdom, Australia, Canada, New Zealand and South Africa. In addition, we are a leading provider of patient monitoring products that measure and monitor temperature, with a substantial installed base of hospital thermometry systems in the United States. We also provide products which measure and monitor pulse, pulse oximetry and blood pressure. We provide products, professional and technical support and training services to over 5,000 hospitals and health care systems, as well as alternative care sites, in over 100 countries through a direct sales force of over 200 salespersons and more than 100 distributors. We also have long-term contracts with most major hospital group purchasing organizations (GPOs) in the United States, which enhance our ability to sell our products to individual member hospitals. We generate approximately two-thirds of our revenues from our North America business unit and approximately one-third of our revenues from our International business unit. Headquartered in San Diego, California, ALARIS Medical Systems employs approximately 3,000 people worldwide, including approximately 1,000 in the United States.

Critical Accounting Estimates:

          Our discussion and analysis of our operating results and financial condition is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles.

          Critical accounting estimates are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: inventory valuation, allowances for uncollectible accounts receivable and estimated rebates, cost of field corrective actions, income taxes and carrying value of intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. However, the inherent nature of estimates is that actual results will likely be different from these estimates. Our accounting practices are discussed in more detail in Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Summary Statement of Operations

		Three Months Ended March 31,
		2004	2003
		As Reported	As Reported	Recapitalization Expenses (1)	Without Recapitalization Expenses (1)
		(dollars in millions, except per share amounts)

Sales		$134.2	$121.2	$—	$121.2
Gross profit	— $	$76.0	$63.2	—	$63.2
	— % of sales	56.6%	52.1%		52.1%

Operating profit	— $	$24.9	$19.9	—	$19.9
	— % of sales	18.5%	16.4%		16.4%

Net income	— $	$11.6	$2.5	$1.0	$3.5

	— % of sales	8.7%	2.1%		2.9%

Net income per common share, diluted		$.15	$.04	NM	$.05

(1)	Recapitalization expenses are $1.5 ($.9 after tax). See note 2 to our Condensed Consolidated Financial Statements for a full discussion of this item as well as the “Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data” on page 20 for a reconciliation of net income and net income per common share, diluted to this non-GAAP presentation.

          We report our sales results consistent with our two geographical segments: North America and International. The following table summarizes sales to customers by each segment.

	Three Months Ended March 31,
	2004	2003	incr/(decr)
	(dollars in millions)

North America
Infusion Instruments	$17.3	$19.0	(9%)
Dedicated Disposables	40.3	35.9	12%
Other Disposables	19.0	15.6	22%
Service and other	5.1	3.9	31%

Subtotal	81.7	74.4	10%

Patient Monitoring	5.3	5.6	(5%)

North America Total	$87.0	$80.0	9%

International
Infusion Instruments	$14.1	$13.9	1%
Dedicated Disposables	24.4	20.6	18%
Other Disposables	4.3	2.9	48%
Service and other	3.4	2.7	26%

Subtotal	46.2	40.1	15%

Patient Monitoring	1.0	1.1	(9%)

International Total	$47.2	$41.2	15%

ALARIS Medical Systems Total	$134.2	$121.2	11%

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

          Sales.  For the quarter ended March 31, 2004, sales were $134.2 million, an increase of $13.0 million, or 11%, over the same period in the prior year. If currency exchange rates for the first quarter of 2004 had prevailed during 2003, sales would have been $127.6 million for the quarter ended March 31, 2003. Thus, the favorable effect of currency changes on revenues was $6.4 million.

          Higher volumes of Medley Medication Safety Systems and our proprietary Guardrails Safety Software and disposable administration sets, as well as increased sales of professional services were the primary factors leading to the increase in North America sales of $7.0 million, or 9%, over the first quarter of 2003. These increases were partially offset by a decrease in sales volume of other infusion instruments, as well as a decrease in sales of patient monitoring products. North America infusion instrument sales during the first quarter of 2003 included $4.0 million of sales to support the U.S. government war readiness, that were not repeated in 2004. Additionally, an order for approximately $2 million of infusion instruments was shipped but not recognized during the first quarter of 2004. Revenues from professional services, most frequently sold with our safety products, increased $1.3 million over the first quarter in the prior year as a result of the growth in sales of Medley Systems and Guardrails Safety Software. We believe that the increase in dedicated disposables was due to the continuing growth in our installed base of infusion devices. The growth in other disposables was due to an increase of approximately $1.9 million in sales of SmartSite Needle-Free Systems.

          International sales for the quarter ended March 31, 2004 increased $6.0 million, or 15%, compared with the same period in the prior year. This increase was due to higher syringe pump volumes, strong sales of dedicated disposable administration sets, and higher volumes of SmartSite Needle-Free Systems and services compared with the same period in the prior year. These increases were partially offset by a decrease in sales of large volume pumps and patient monitoring products. If currency exchange rates for the quarter ended March 31, 2004 had prevailed during the same period in 2003, International sales would have been $47.2 million for the quarter ended March 31, 2003.

          Gross Profit. Gross profit increased $12.8 million, or 20%, for the quarter ended March 31, 2004, compared with the same period in 2003. The gross margin percentage increased to 56.6% for the first quarter of 2004, from 52.1% for the first quarter of 2003. If currency exchange rates for the quarter ended March 31, 2004 had prevailed during the same period in 2003, the gross margin percentage for the quarter ended March 31, 2003 would have been 53.1%. Our increased gross margin is primarily due to growth in the sales of our disposables and change in the product mix which included more higher margin sales than in the prior year. Disposables carry a higher margin than instruments, and our strong disposables growth has had a positive impact on gross margin. The sales growth of our Medley Medication Safety System and Guardrails Safety Software has also contributed to the increase in gross profit in the first quarter of 2004 over the same period in 2003, as these software-enabled safety products carry higher margins than equipment without advanced medication-error reducing software. Product quality and manufacturing efficiencies have been a primary focus for us, and lower warranty repair rates have resulted from these efforts. Additionally, increased volumes have resulted in lower per-unit product costs.

          Selling and Marketing Expenses. Selling and marketing expenses increased $3.6 million, or 15%, for the quarter ended March 31, 2004, compared with the same period in 2003, primarily due to increased selling costs associated with higher sales volume in the first quarter of 2004 and due to the continued investment in developing our International selling and marketing functions to support our International medication safety strategy. Both our North America and International business units incurred higher sales and marketing costs related to increased personnel, travel and related activities supporting the continued expansion of our medication safety strategy. As a percentage of sales, selling and marketing expenses increased to 20.8% for the quarter ended March 31, 2004 compared with 20.0% for the same period in 2003. The effect of unfavorable changes in foreign currency exchange rates on selling and marketing expenses was $1.4 million.

          General and Administrative Expenses. General and administrative expenses increased $1.7 million, or 15%, for the quarter ended March 31, 2004, compared with the same period in 2003. As a percentage of sales, general and administrative expenses increased to 9.6% for the quarter ended March 31, 2004 compared with 9.2% for the same period in 2003. The effect of unfavorable changes in foreign currency exchange rates on general and administrative expenses was $.4 million. Increases in administrative expenses were largely due to higher legal and other professional services, insurance, and additional personnel and related payroll tax expenses over the prior year.

          Research and Development Expenses. Research and development expenses increased approximately $2.2 million, or 25%, for the quarter ended March 31, 2004, compared with the same period in 2003. The increase was due to spending associated with new product development primarily related to our medication safety strategy, including increased spending on new products for international markets. This higher spending was primarily in the form of additional personnel, outside consulting and project supplies. The effect of unfavorable changes in foreign currency exchange rates on research and development expenses was $.2 million. Research and development expenses increased to 8.2% of sales for the quarter ended March 31, 2004, compared with 7.3% of sales for the same period in 2003.

          Interest Income from Sales-Type Capital Leases. Interest income from sales-type capital leases decreased $.3 million, or 30%, for the quarter ended March 31, 2004, compared with the same period in 2003 due to a decrease in the contract receivables portfolio as more customers continue to utilize third party financing.

          Interest Income. Interest income decreased $.1 million due to lower interest rates earned and lower cash balances invested during 2004 compared with 2003.

          Interest Expense. Interest expense decreased $8.4 million, or 58%, for the quarter ended March 31, 2004, compared with the same period in 2003. Included in interest expense in the first quarter of 2004 is $.5 million of debt-issue cost write-offs related to $20 million in prepayments made under the Credit Facility. The decrease in interest expense resulted from the 2003 recapitalization, which reduced the principal amount of outstanding debt and lowered interest rates on debt under the Credit Facility and the Notes compared with the interest rates on the debt which was refinanced in the recapitalization.

          Recapitalization Expenses. In connection with our 2003 recapitalization discussed in note 2 to the Condensed Consolidated Financial Statements, we recorded a pre-tax charge of $1.5 million ($.9 million, net of tax) for the quarter ended March 31, 2003. This charge includes a premium of $1.2 million, representing the purchase price over the then accreted carrying value of $23.8 million of senior discount notes, and the write-off of related unamortized debt issuance costs of $.3 million.

          Excluding this charge, for the quarter ended March 31, 2003, net income would have been $3.5 million and net income per common share, on a fully diluted basis, would have been $.05. On a pro forma basis, assuming the recapitalization had occurred on January 1, 2003, and excluding the charge relating to the repurchase of debt that we recorded in the first quarter of 2003, net income for the quarter ended March 31, 2003 would have been $8.4 million and net income per common share, on a fully diluted basis, would have been $.11.

          We refer the reader to “Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data” on page 20 for a reconciliation of net income and net income per common share to this pro forma data, which are non-GAAP financial measures, as well as a discussion of the reasons that management believes the presentation of such information is useful for investors.

          Other, Net. Other, net expenses increased $.9 million for the quarter ended March 31, 2004, compared with the same period in 2003 primarily due to an increase in realized and unrealized losses on foreign currency transactions, fees related to amending and lowering the interest rate on our Credit Facility and lower miscellaneous income.

          Provision for Income Taxes.  The effective income tax rate was a 36% expense for the three months ended March 31, 2004 compared with a 39% expense for the same period in 2003.  Our effective tax rate differs from the U.S. federal rate of 35% due to state taxes, tax credits, certain non-deductible expenses and different tax rates for operations outside of the United States.  The change in the effective tax rate from the first quarter of 2003 to the first quarter of 2004 is primarily due to the change in mix of anticipated taxable income derived from various jurisdictions and increases in available research credits for the full year 2004.

Supplemental Schedule Reconciling GAAP Data to Pro Forma Non-GAAP Data

          The following table sets forth a reconciliation of our reported net income and net income per common share for the three months ended March 31, 2003 to our net income and net income per share on a pro forma basis as if the recapitalization had occurred on January 1, 2003, which pro forma amounts are non-GAAP financial measures. The pro forma data exclude the effect of the pre-tax charges of $1.5 million and the related tax effects we recorded in the first quarter of 2003.

          The pro forma data assume that the following transactions occurred on January 1, 2003: (i) the sale of 10 million shares of common stock; (ii) the sale of $175 million aggregate principal amount of Notes; (iii) borrowings of a $245 million term loan under the Credit Facility at an annual interest rate of 4.05%; (iv) the repurchase of all of our outstanding indebtedness pursuant to tender offers as described in note 2 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003; and (v) other debt repurchases made in the first half of 2003.

          The pro forma data are being presented to give management and investors an enhanced understanding of the effect of the recapitalization on our operating results. Management believes that the significant reduction in future interest expense resulting from the recapitalization is material to an understanding of our business and will have a significant impact on cash flow and earnings. We have excluded the effect of the recapitalization expenses from the pro forma data because such expenses will not have a continuing impact on the Company. The pro forma data are not necessarily indicative of the results of operations that would have been achieved had the transactions reflected therein been consummated prior to the period presented.

Three Months Ended March 31, 2003
(dollars and share amounts in thousands)

Net income, as reported	$2,547

Adjustments to exclude recapitalization expenses:
Recapitalization expenses	1,545
Income tax benefit	(600)

Net income, excluding recapitalization expenses	3,492

Pro forma adjustments:
Interest expense	8,125
Other, net	(37)
Provision for taxes	(3,156)

Net income, pro forma	$8,424

Net income per common share, diluted, as reported	$.04

Net income per common share, diluted, excluding
recapitalization expenses	$.05

Net income per common share, diluted, pro forma	$.11

Weighted average common shares outstanding, diluted, as reported	63,776

Pro forma adjustment:
Weighted average effect of sale of common stock	10,000

Weighted average common shares outstanding, diluted, pro forma	73,776

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

          As part of our mid-year 2003 recapitalization, we established our new Credit Facility, which provides for a six-year $245 million term loan and a five-year $30 million revolving credit facility. We also sold $175 million aggregate principal amount of Notes and 10 million shares of common stock. We received net proceeds from the sale of the Notes of $170.6 million and net proceeds from the sale of our common stock of $117.5 million. We used the net proceeds from the Notes and common stock offerings, borrowings under the term loan portion of the Credit Facility and a portion of our existing cash on hand to repurchase substantially all of our outstanding indebtedness. The recapitalization, along with earlier repurchases of debt during 2003, reduced our outstanding indebtedness at June 30, 2003 by $107 million from the amount outstanding at December 31, 2002, reduced our projected annual interest expense by approximately $33 million, when compared with our full year 2002 interest expense, and simplified and added greater flexibility to our capital structure through the introduction of pre-payable bank debt. During the second half of 2003, we repaid $61.2 million of the term loan, closing the year with $358.8 million of debt.

          Utilizing cash flow from operations and cash on hand, we made two principal prepayments on the term loan of $10 million each and a scheduled quarterly principal payment of $0.6 million during the first quarter of 2004. At March 31, 2004, giving effect to the principal payments made in the first quarter of the year of $20.6 million, we had $338.2 million of outstanding indebtedness composed of a $163.2 million term loan under the Credit Facility and $175.0 million of the Notes. We have not borrowed any portion of the revolving credit facility.

          On December 19, 2003, we obtained an amendment to the Credit Facility to reduce the interest rate on the term loan by 0.25% and to provide us with improved flexibility to make investments in our international operations. The amendment provides for up to two additional interest rate reductions of 0.25% each upon achieving certain ratings of the bank debt by both Moody’s Investors Service and Standard & Poor’s Ratings Services. In February 2004, we obtained the first level of ratings improvement and accordingly, the interest rate was then reduced by 0.25%. The term loan, as amended and after giving effect to this first rate reduction, bears interest at an annual rate equal to current LIBOR or a fluctuating base rate, plus a margin of 2.25%. We can elect to use either a one-, two-, three-, or six-month LIBOR rate. We have made elections in 2004 resulting in a current weighted average interest rate of 3.36% per annum (1.11% plus the margin of 2.25%). Payments of $0.6 million (0.25% of the original principal balance on the term loan) plus accrued interest are due each quarter, with any unpaid principal balance due at maturity. We are required to pay a quarterly commitment fee at the rate of 0.5% per annum on the unused portion of the revolving credit facility.

          Pursuant to the terms of the Credit Facility, we are required to effectively fix the variable interest rate exposure on at least 50% of our total outstanding debt. We have met this requirement by entering into two separate interest rate swap agreements in July 2003 and August 2003 whereby $202.0 million of the term loan is effectively converted to a weighted average fixed rate of 4.85% after giving effect to the February 2004 rate reduction of 0.25% as previously discussed. The July 2003 swap agreement has a notional amount of $30.0 million and expires on December 30, 2005. The August 2003 swap agreement has an original notional amount of $172.0 million that decreases quarterly to a final notional amount of $54.0 million and expires on December 29, 2006. Our management will continue to evaluate our short term and long term strategies related to the interest rate risk associated with our variable rate debt. See Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

          Our indebtedness under the Credit Facility is guaranteed by our direct and indirect domestic subsidiaries. Our obligations and the obligations of our subsidiary guarantors are collateralized by a security interest in substantially all of our assets and the assets of our subsidiary guarantors, including a pledge of the capital stock of our direct and indirect domestic subsidiaries and any notes we or they own and 65% of the capital stock of our and any subsidiary guarantor’s directly owned foreign subsidiaries.

          The Notes bear interest at an annual rate of 7-1/4%, which is payable semi-annually in arrears on July 1 and January 1 of each year, and mature on July 1, 2011. The Notes are redeemable at our option, in whole or in part, at any time on or after July 1, 2007 at an initial redemption price of 103.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the redemption price declining annually thereafter. In addition, subject to certain limitations, we may redeem up to 35% principal amount of the Notes on or before July 1, 2006 with the net cash proceeds of one or more equity offerings, at a price of 107.25%, plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, as defined in the indenture governing the Notes, holders of the Notes may require us to purchase their Notes in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

          The Credit Facility contains various operating, financial, reporting and other restrictive covenants, including requirements to maintain certain financial ratios, limitations on capital expenditures, limitations on the creation of liens or additional indebtedness, and restrictions on the prepayment of subordinated debt, the payment of dividends, mergers and consolidations, investments and asset dispositions. The Notes contain certain restrictive and reporting covenants. As of March 31, 2004, we were in compliance with all such covenants.

          After giving effect to the $20.6 million of principal payments on the term loan in the first quarter of 2004, we are required during the next twelve months (through March 31, 2005) to make quarterly interest payments on the term loan and settlements on the two swaps totaling $8.0 million (assuming current interest rates) and principal amortization payments totaling $2.5 million. We will also be required to make semi-annual interest payments on the Notes of $6.3 million each on July 1, 2004 and January 1, 2005.

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

          We were required at March 31, 2004 to maintain $3.6 million in collateralized deposit accounts with commercial banks as security against open foreign exchange contracts, primarily forward contracts.

          Net cash provided by operating activities for the quarter ended March 31, 2004, was $17.8 million compared with $38.5 million provided by operating activities in the same period of 2003. Net cash used in investing activities for the quarter ended March 31, 2004 and 2003, was $13.0 million and $7.1 million, respectively. Cash used in investing activities includes $12.7 million and $7.0 million in capital expenditures for the quarters ended March 31, 2004 and 2003, respectively. Capital expenditures for the first quarter of 2004 included $4.3 million for a new enterprise-wide information system. We anticipate making capital expenditures of approximately $27 million during the remainder of 2004. Net cash used in financing activities for the quarter ended March 31, 2004 was $18.9 million. This was primarily composed of principal payments under the Credit Facility totaling $20.6 million in the first quarter of 2004, partially offset by proceeds received from the exercise of stock options of $1.7 million. During the first quarter of 2004, net payments of federal, state and foreign taxes, net of refunds, were $1.3 million and interest payments on long-term debt were $9.8 million.

          Due to the charges we recorded during the second quarter of 2003 in connection with the recapitalization and resulting payment of accreted interest on the repurchased 11-1/8% senior discount notes, we generated a tax net operating loss, or NOL, for 2003, estimated to be approximately $106 million. We expect that such NOL will effectively eliminate federal and state income taxes payable in 2004 as well as allow us to carryback and recover approximately $1.6 million of income taxes we paid in previous years. Income tax payments in 2004 will primarily be in foreign jurisdictions and we estimate such payments to be approximately $4 million. The tax-effected value of our estimated NOL at March 31, 2004 was $34.3 million, which we expect to fully utilize by the end of 2005. Of this estimated NOL, $18.9 million is included in deferred tax assets, net, current and $15.4 million is included in other non-current assets on the Consolidated Balance Sheet as of March 31, 2004.

          With the exception of the interest rate reduction and prepayments against our Credit Facility described above, there have been no significant changes to our contractual obligations, as discussed in Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003. As a result of the interest rate reduction of 0.25% and $20.0 million in prepayments under the Credit Facility term loan in the quarter ended March 31, 2004, reduced long-term debt and future interest payment obligations are shown in the following schedule of contractual obligations as of March 31, 2004.

	Payments Due by Period
	(dollars in millions)
Contractual Obligations on Long-term Debt	Total	Less than 1 Year (B)	Year 2	Year 3	Year 4	Year 5	More than 5 Years
Long-term Debt	$338.2	$1.8	$2.5	$2.5	$2.5	$2.5	$326.4
Interest Payments (A)	130.1	12.6	20.1	19.4	18.1	18.0	41.9

Total Contractual Cash Obligations
on Long-term Debt	$468.3	$14.4	$22.6	$21.9	$20.6	$20.5	$368.3

(A)	Interest payment obligations include interest payable quarterly under the variable interest term loan under the Credit Facility at the March 31, 2004 interest rate of 3.36% per annum, interest payable semi-annually on the Notes at a fixed annual rate of 7-1/4% plus quarterly contractual settlements under the two swap agreements.

(B)	Amount represents remaining contractual obligation during 2004.

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

Backlog

          The amount of unfilled orders, believed to be firm, at March 31, 2004 and 2003, was $5.2 million and $4.3 million, respectively.

Foreign Operations and Currency Exchange Rates

          We have significant foreign operations and, as a result, are subject to various risks arising therefrom, including foreign currency risks. This risk did not materially change during the first quarter of 2004. For the three months ended March 31, 2004 and 2003, approximately 37% of our sales were denominated in currencies other than the U.S. dollar. For the three months ended March 31, 2004 and 2003, approximately 36% and 32%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada, Mexico, Australia, New Zealand and South Africa. Additionally, substantially all of the receivables and payables of our foreign subsidiaries are denominated in currencies other than the U.S. dollar.

          We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. At March 31, 2004, we recorded a liability in our Consolidated Balance Sheet for foreign currency forward contracts valued at $.5 million and an asset for option contracts valued at $.1 million. As of December 31, 2003, we recorded liabilities in our Consolidated Balance Sheet for foreign currency forward contracts valued at $.6 million and for option contracts valued at $.2 million.

          For the three months ended March 31, 2004 and 2003, we recognized net charges related to the designated cash flow hedges of forecasted foreign currency exchange transactions in the amounts of $.3 million for both periods in other expense, which consisted primarily of costs incurred to settle hedges for which offsetting gains were reflected in operating income, costs to adjust foreign currency contracts for changes in hedged forecasted cash flows and premium costs for currency option contracts. Such costs were recorded in Other, net in the Consolidated Statement of Operations. At March 31, 2004, $1.0 million ($.6 million after tax) was included in Accumulated other comprehensive income. This represents the remaining option premium costs net of the fair value of the open option contracts that are designated as cash flow hedges. This cost is expected to be charged to earnings during 2004 as the hedged transactions occur.

          Due to changes in foreign currency exchange rates during three months ended March 31, 2004 and 2003, primarily a weakening of the U.S. dollar against many European currencies, we recognized foreign currency net transaction losses of $.1 million and net gains of $.2 million during the three months ended March 31, 2004 and 2003, respectively. Such gains and losses were recorded in Other, net in the Consolidated Statement of Operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk Management

          A part of our risk management strategy is our currency hedging program, under which we enter into forward foreign exchange and currency option contracts to hedge a portion of forecasted cash receipts and payments denominated in currencies other than the U.S. dollar. We categorize these instruments as entered into for purposes other than trading. As part of our policy, if a derivative instrument does not qualify for hedge accounting, we would record costs associated with that contract as a charge to earnings. However, we do not utilize derivative instruments for trading or speculative purposes. These contracts are entered into to reduce the risk that our earnings and cash flows, resulting from certain forecasted transactions, will be affected by changes in foreign currency exchange rates. However, we may be impacted by changes in foreign exchange rates related to the unhedged portion of the forecasted transactions. The success of the hedging program depends, in part, on forecasts of our transactions in various currencies (primarily the Euro). Hedges are placed for periods consistent with identified exposures, but generally no longer than the end of the year for which we have substantially completed our annual business plan. We may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted transaction, changes in fair value of contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as hedges, if any, is recognized immediately in earnings. We did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three months ended March 31, 2004.

          As a matter of policy, we will only enter into currency contracts with counterparties that have at least an investment grade or equivalent credit rating from a major rating agency. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. We believe the risk of loss related to counterparty default is remote and would only consist of the net market value gain (if any) of the underlying instrument. The contracts have varying maturities with none exceeding eighteen months. Costs associated with entering into contracts are not expected to be material to our financial results. (See above Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Foreign Operations and Currency Exchange Rates.”)

Interest Rate Risk

          We are exposed to market risk from changes in interest rates, which could impact our results of operations and financial condition. The term loan under the Credit Facility bears interest at a variable rate tied to LIBOR or other index at our option. To reduce the effect of interest rate volatility and stabilize cash flows, we fixed the interest on our term loan by entering into two interest rate swap agreements. Since entering into the swap agreements, the fair value of the swaps has become negative. At March 31, 2004, the negative market value of the swaps was $1.5 million and is included in other liabilities and the corresponding expense of $1.5 million ($1.0 million after tax) is included in accumulated other comprehensive income. Should we terminate the swaps in advance of their expiration, the cost to us could be material. Absent such swaps, a one percentage point change in the interest rate on our term loan (assuming no further principal prepayments and $163.2 million outstanding principal at March 31, 2004) would result in an approximate $1.6 million annual change in interest expense.

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

          Our management performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

          There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Status of Filing

31.1	Certification by David L. Schlotterbeck Pursuant to Securities Exchange Act Rule 13a-14.	Filed herewith

31.2	Certification by William C. Bopp Pursuant to Securities Exchange Act Rule 13a-14.	Filed herewith

32.1	Certification by David L. Schlotterbeck Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification by William C. Bopp Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(b) Reports on Form 8-K

                     We filed or furnished the following Current Reports on 8-K during the quarter ended March 31, 2004:

1.	January 14, 2004, discussing under Item 12 an earnings press release dated January 14, 2004 reporting our preliminary earnings results of operations for the year and three months ended December 31, 2003.

2.	March 4, 2004, discussing under Item 12 an earnings press release dated March 4, 2004 reporting our results of operations for the year and three months ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALARIS MEDICAL SYSTEMS, INC.
(Registrant)

Date: April 27, 2004	By: /s/ WILLIAM C. BOPP —————————————— William C. Bopp Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ ROBERT F. MATHEWS —————————————— Robert F. Mathews Vice President - Finance and Treasurer (Principal Accounting Officer)